Form 10-Q
period 1997-09-30
PREMIER BANCORP INC /PA/
filed 1997-11-13
CIK 1044651

FORM 10-Q
                  SECURITIES EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

(Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997.
                               ------------------

                                OR

(   ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _________ to__________

Commission File Number: to be assigned
                        --------------

                      PREMIER BANCORP, INC.
                      ---------------------
      (Exact name of registrant as specified in its charter)


       Pennsylvania                       23-2921058
      --------------                      ----------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)          Identification No.)


                       379 North Main Street
                   Doylestown, Pennsylvania 18901
                   -------------------------------
             (Address of principal executive offices)


                          (215) 345-5100
                          --------------
       (Registrant's telephone number, including area code)

                                N/A
                   ----------------------------
       (Former Name, former address and former fiscal year,
                 if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [ ]           No     [X]
                                 ---

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

       Yes [ ]            No     [X]
                                 ---

           APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 Par Value                     3
-----------------------------                    ---
           Class                        Outstanding Shares at
                                           November 6, 1997

PART I.   FINANCIAL INFORMATION

     Premier Bancorp, Inc. (the "Registrant") was incorporated to serve as the stock holding company for Premier Bank, a Pennsylvania chartered bank (the "Bank") in connection with the Bank's reorganization into a one-bank holding company structure. As of the date hereof, the Bank has not completed its reorganization, and, accordingly, the Registrant has no assets or liabilities, has not engaged in any operations or transactions except pursuant to the reorganization and currently has $3.00 of initial capitalization.

     Item 1.  Financial Statements

              N/A

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

              N/A

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk

              N/A

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

              None

     Item 2.  Changes in Securities and Use of Proceeds

              None

     Item 3.  Defaults Upon Senior Securities

              None

     Item 4.  Submission of Matters to a Vote of Security Holders

              None

     Item 5.  Other information

              None

     Item 6.  Exhibits and Reports on Form 8-K

              a.  Exhibits

                  Exhibit 2(a)  Plan of Reorganization, dated
                                September 5, 1997, by and among
                                Registrant, Premier Interim Bank
                                and Premier Bank, incorporated by
                                reference to Exhibit A of the
                                Proxy Statement/ Prospectus
                                included in Registrant's
                                Registration Statement No. 333-
                                34243 on Form S-4, filed with the
                                Commission on August 22, 1997,
                                and amended September 9, 1997.

                  Exhibit 2(b) Plan of Merger, dated September 5, 1997, by and among Premier
                                Interim Bank and Premier Bank,
                                incorporated by reference to
                                Exhibit B of the Proxy Statement/
                                Prospectus included in
                                Registrant's Registration
                                Statement No. 333-34243 on Form
                                S-4, filed with the Commission on
                                August 22, 1997, and amended
                                September 9, 1997.

                  Exhibit 3(i)  Articles of Incorporation of
                                Registrant, incorporated by
                                reference to Exhibit C of the
                                Proxy Statement/ Prospectus
                                included in Registrant's
                                Registration Statement No. 333-
                                34243 on Form S-4, filed with the
                                Commission on August 22, 1997,
                                and amended September 9, 1997.

                  Exhibit 3(ii) Bylaws of Registrant,
                                incorporated by reference to
                                Exhibit D of the Proxy Statement/
                                Prospectus included in
                                Registrant's Registration
                                Statement No. 333-34243 on Form
                                S-4, filed with the Commission on
                                August 22, 1997, and amended
                                September 9, 1997.

                  Exhibit 10 Premier Bank 1995 Incentive Stock Option Plan, incorporated by
                                Reference to Exhibit F to
                                Registrant's Registration
                                Statement No. 333-34243 on Form
                                S-4, filed with the Commission on
                                August 22, 1997, and amended
                                September 9, 1997.

                  Exhibit 27    Financial Data Schedule

          b. No reports on Form 8-K were filed for the quarter ending September 30, 1997.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PREMIER BANCORP, INC.


Date: November 12, 1997      /s/ John C. Soffronoff
                             ------------------------------
                             John C.  Soffronoff, President
                             (Chief Executive Officer)

Date: November 12, 1997      /s/ Bruce E. Sickel
                             -------------------------------
                             Bruce E.  Sickel, Senior Vice
                             President, Treasurer, CFO
                             (Chief Financial and Accounting
                             Officer)

                      EXHIBIT INDEX

                                             Sequential Page
                                            Number in Manually
Exhibit Number                               Signed Original
--------------                              -------------------

Exhibit 2(a)    Plan of Reorganization, dated
                September 5, 1997, by and
                among Registrant, Premier
                Interim Bank and Premier Bank,
                incorporated by reference to
                Exhibit A of the Proxy Statement
                /Prospectus included in
                Registrant's Registration
                Statement No. 333-34243
                on Form S-4, filed with the
                Commission on August 22, 1997,
                and amended September 9, 1997.

Exhibit 2(b)    Plan of Merger, dated September 5,
                1997, by and among Premier Interim
                Bank and Premier Bank, incorporated
                by reference to Exhibit B of the
                Proxy Statement/Prospectus included
                in Registrant's Registration Statement
                No. 333-34243 on Form S-4, filed with
                the Commission on August 22, 1997,
                and amended September 9, 1997.

Exhibit 3(i) Articles of Incorporation of Registrant, incorporated by reference to Exhibit C of the Proxy Statement/ Prospectus included in Registrant's Registration
                Statement No. 333-34243 on Form S-4,
                filed with the Commission on August
                22, 1997, and amended September 9, 1997.

Exhibit 3(ii)   Bylaws of Registrant, incorporated by
                reference to Exhibit D of the Proxy
                Statement/Prospectus included in
                Registrant's Registration Statement
                No. 333-34243 on Form S-4, filed with
                the Commission on August 22, 1997, and
                amended September 9, 1997.

Exhibit 10      Premier Bank 1995 Incentive Stock Option
                Plan, incorporated by Reference to
                Exhibit F to Registrant's Registration
                Statement No. 333-34243 on Form S-4,
                filed with the Commission on August 22,
                1997, and amended September 9, 1997.

Exhibit 27      Financial Data Schedule                     5