Form 10KSB40
period 1997-12-31
PREMIER BANCORP INC /PA/
filed 1998-03-27
CIK 1044651

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934, FOR THE TRANSITION PERIOD FROM _______________ TO
    _______________ .

                     COMMISSION FILE NUMBER (To be assigned)

                   __________PREMIER BANCORP, INC.__________
             (Exact name of Registrant as specified in its charter)

                        PENNSYLVANIA                             23-232921058
------------------------------------------------------------  -------------------
      (State or other jurisdiction of incorporation or         (I.R.S. Employer
                       organization)                          Identification No.)

      379 NORTH MAIN STREET, DOYLESTOWN, PENNSYLVANIA                18901
------------------------------------------------------------       ----------
          (Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 345-5100

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                          Common Stock, $0.33 par value
                        ---------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ . NO ____ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The Registrant's revenues for the year ended December 31, 1997 were $13,598,619.

     As of March 16, 1998, 2,630,340 shares of Common Stock of the Registrant were outstanding and the aggregate market value of the Common Stock of the Registrant, held by non-affiliates was $12,333,126.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

================================================================================

                             PREMIER BANCORP, INC.

                                  FORM 10-KSB
                                     INDEX

                                                                            PAGE
                                                                            ----
PART I

Item 1        Business....................................................    1

Item 2        Properties..................................................    4

Item 3        Legal Proceedings...........................................    5

Item 4        Submission of Matters to a Vote of Security Holders.........    5

PART II

Item 5        Market for Registrant's Common Stock and Related Stockholder
                Matters...................................................    5

Item 6        Management's Discussion and Analysis of Financial Condition
                and Results of Operation..................................    6

Item 7        Financial Statements and Supplementary Data.................   25

Item 8        Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   48

PART III

Item 9        Directors and Executive Officers of the Registrant..........   48

Item 10       Executive Compensation......................................   48

Item 11       Security Ownership of Certain Beneficial Owners and
                Management................................................   48

Item 12       Certain Relationships and Related Transactions..............   48

PART IV

Item 13       Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................   49

              Signatures..................................................   50

                                     PART I

ITEM 1 -- BUSINESS

     Premier Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania on July 15, 1997. It was reorganized as a one bank holding company of Premier Bank (the "Bank") on November 17, 1997. The Company is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956, as amended, and conducts its business through its wholly-owned subsidiary, Premier Bank. The principal business of the Company, through the Bank, is commercial banking and consists of, among other things, attracting deposits from the general public and using these funds in making loans secured by real estate, commercial loans, and consumer loans, and purchasing investment securities.

     The Company was organized for the purpose of becoming the holding company of the Bank, pursuant to a Plan of Reorganization approved by the Bank's shareholders on October 9, 1997. In accordance with the terms of the Plan of Reorganization, each share of the Bank's common stock previously outstanding was automatically converted into one share of the Company's common stock and the Bank became a wholly owned subsidiary of the Company. The Company's primary asset is its investment in the Bank. The holding company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve").

     At December 31, 1997 the holding company does not own or lease any property and has no paid employees.

PREMIER BANK

     The Bank was organized in 1990 as a Pennsylvania state-chartered banking institution and member of the Federal Reserve and Federal Deposit Insurance Corporation (the "FDIC"). The Bank commenced operations on April 24, 1992. The Bank is a community-oriented financial services provider where consumers and small business customers can obtain a wide variety of products and services usually associated with larger financial institutions. The Bank places an emphasis on serving customer needs by providing personal attention and service.

     For consumers, the Bank provides deposit products which include checking, savings, and money market accounts as well as certificates of deposit. The Bank offers numerous credit products but specializes in lending to small commercial establishments and professionals. Other credit products include residential mortgage loans, home equity loans and lines of credit, personal lines of credit, and other consumer loans. The Bank also offers other services such as safe deposit boxes, telephone banking and automated teller services.

     For small businesses, the Bank offers various deposit and transaction services including business checking and savings accounts, electronic banking and cash management services. The Bank offers a full array of short-term and adjustable rate lending products including loans secured by real estate and other assets, working capital lines and other commercial loans.

     The Bank is subject to regulation and examination by the Federal Reserve Bank of Philadelphia (the "Fed"), the Commonwealth of Pennsylvania and the FDIC. The Bank's deposits are insured by the FDIC to the extent provided by law.

     The Bank and Company's main office is located at 379 North Main Street, Doylestown, Pennsylvania. The Bank conducts business from its main office and two other retail offices located in Southampton, Bucks County and Easton, Northampton County. The Bank also has a loan origination office in Yardley, Bucks County. The Bank plans to open a fourth branch office (the "Yardley branch") in Lower Makefield Township, Bucks County, Pennsylvania. The Pennsylvania Department of Banking approved the Bank's application for the Yardley branch on July 16, 1997.

     The Bank had 34 full-time employees and 12 part-time employees, at December 31, 1997.

     As of December 31, 1997, the Company, on a consolidated basis, had total assets of $193,523,440, total gross loans of $108,857,509, total deposits of $143,603,202, and total shareholders' equity of $10,433,837.

MARKET AREA

     The Bank's primary market area is Doylestown, Pennsylvania and its surrounding Bucks County and Greater Delaware Valley communities. The Bank also services Northampton County and parts of the Lehigh Valley from its Easton office. The Bank is not dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the Bank.

LENDING ACTIVITIES

     The Bank offers a variety of loan products to its customers, including loans secured by real estate, commercial, and consumer loans. The Bank's gross loans totaled $108,857,509 and $83,084,586 at December 31, 1997 and 1996,
respectively. The portfolio represented approximately 56.3% and 54.1% of the Company's total assets at December 31, 1997 and 1996, respectively.

     Loans secured by real estate totaled $98,975,380 and $75,487,851 at December 31, 1997 and 1996, respectively, and represented 91% of total loans in both years. Loans secured by residential properties amounted to $26,603,120 and $22,756,292 while loans secured by commercial real estate totaled $72,372,260 and $52,731,559, respectively, at December 31, 1997 and 1996.

     Other loans not secured by real estate include commercial and consumer loans. Commercial loans were $9,084,458 and $6,861,611, and consumer loans $797,671 and $735,124, respectively, at December 31, 1997 and 1996.

INVESTMENT ACTIVITIES

     At December 31, 1997 and 1996, the Company's investment portfolio, in the aggregate amount of $77,603,775 and $66,787,274, consisted primarily of U.S. government agency obligations and mortgage-backed securities, and state and municipal securities. Subject to applicable limits, the Company is permitted to invest in equity securities which include stock in the Federal Home Loan Bank (the "FHLB"), the Fed, and Atlantic Central Bankers Bank, the Bank's principal correspondent bank. Investment securities available for sale are recorded at fair value with the unrealized holding gain or loss, net of taxes, included in shareholders' equity, while investment securities held to maturity are recorded at amortized cost. At December 31, 1997 and 1996, the carrying value of the available for sale portfolio was $62,434,137 and $52,899,668 and the balance of the held to maturity portfolio was $15,169,638 and $13,887,606, respectively.

     The Company views its investment portfolio as a source of earnings and liquidity. Decisions on maturity and type of investment are dictated by the Bank's investment and balance sheet management policies as approved annually by the Board of Directors. The final decision regarding the specific selection of investments for the Bank's portfolio are made by the Chief Financial Officer. The Asset Liability Committee considers the Bank's financial performance objectives and interest rate sensitivity in setting investment guidelines and strategy.

SOURCES OF FUNDS

     The Bank offers a variety of deposit products including checking accounts, savings, money market accounts, and certificates of deposit. Deposits in the Bank are insured up to $100,000 by the FDIC. In addition, the Bank uses short and long-term advances from the FHLB and overnight borrowings from Atlantic Central Bankers Bank as sources of funds.

COMPETITION

     The Bank competes actively for loans and deposits with other financial services companies including: other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, mutual funds, money market funds, and certain government agencies. Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest charged on loans, service charges, the convenience of banking facilities, location and hours of operation and, in case of loans to larger commercial borrowers, relative lending limits.

     Many of these competitors are significantly larger than Premier Bank and have substantially greater financial resources, personnel and locations from which to conduct business. In addition, the Bank is subject to regulation (See "Supervision and Regulation") while certain competitors are not. Generally, barriers of entry into the industry are considered low.

SUPERVISION AND REGULATION

  Holding Company Regulation

     As a registered holding company under the Bank Holding Company Act, (the "BHCA"), the Company is regulated by the Federal Reserve Board (the "FRB"). The Company is also subject to the provisions of section 115 of the Pennsylvania Banking Code of 1965.

     As a bank holding company, the Company is required to file with the FRB an annual report and such additional information regarding the holding company and its subsidiary bank as required pursuant to the BHCA. The FRB may also make examinations of the holding company and its subsidiary. The FRB possesses cease-and-desist powers over bank holding companies and their non-bank subsidiaries where their actions would constitute an unsafe or unsound practice or violation of law.

     In addition to the restrictions imposed by the BHCA relating to a bank holding company's ability to acquire control of additional banks, the BHCA generally prohibits a bank holding company from (i) acquiring a direct or indirect interest in, or control of 5% or more of the outstanding voting shares of any company, and (ii) engaging directly or indirectly in activities other than that of banking, managing or controlling banks or furnishing services to subsidiaries. However, a bank holding company may engage in, and may own shares of companies engaged in, certain activities deemed by the FRB to be closely related to banking or managing or controlling banks.

  Bank Regulation

     The Bank is a state-chartered bank, member of the Federal Reserve System and is FDIC insured. The Federal Reserve Board, the FDIC, and federal and state law extensively regulate various aspects of the banking business, including but not limited to, permissible types and amounts of loans, investment and other activities, capital adequacy, branching, interest rates on loans and the safety and soundness of banking practices.

  Federal Reserve Board Requirements

     Regulation D of the FRB imposes reserve requirements on all depository institutions, including the Bank, that maintain transaction accounts or non-personal time and savings accounts. These reserves may be in the form of cash or non-interest bearing deposits with the Philadelphia Federal Reserve Bank. Under current Regulation D, the Bank must establish reserves equal to 3.0% of the first $44.9 million of net transaction accounts and 10.0% of the remainder. The reserve requirement on non-personal savings and time deposits with an original maturity of less than 18 months is 3.0%. Cash and due from banks are used as a deduction against the reserve. At December 31, 1997 and 1996, the Bank met applicable FRB reserve requirements which were $751,000 and $414,000, respectively.

  Environmental Laws

     Neither the Company nor the Bank anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrowers from entering into a loan transaction with the Bank. The Company is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.

     In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substance on or from the property, or knowingly and willfully compelled the borrower to commit an action which caused such release or violation of an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act, however, does not limit federal liability which still exists under certain circumstances.

     The required statistical information for Item 1 can be found in "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

ITEM 2 -- PROPERTIES

     The Bank and Company's main office is located at 379 North Main Street, Doylestown, Pennsylvania. The Bank conducts business from its main office and two other retail offices located in Southampton, Bucks County and Easton, Northampton County. The Bank also has a loan origination office in Yardley, Bucks County. The Bank is in the process of opening a fourth branch office (the "Yardley branch") in Lower Makefield Township, Bucks County, Pennsylvania. The Pennsylvania Department of Banking approved the Bank's application for the Yardley branch on July 16, 1997.

     The Bank leases all facilities from which it currently operates. The leases on its Doylestown and Easton offices expire in 1998. The Bank expects to exercise its option to purchase these properties during the fiscal year 1998. Management considers that its facilities are adequate for its business. A parcel of land was purchased for the construction of the Yardley branch in September 1997.

     The following table details the Bank's properties:

1) Doylestown, Pa...................  Main office and branch -- leased requiring rental payments of $69,799 per
                                        year
2) Easton, Pa.......................  Branch -- leased requiring rental payments of $49,304 per year
3) Southampton, Pa..................  Branch and operations center -- leased requiring rental payments of $59,670
                                        per year
4) Yardley, Pa......................  Loan origination office -- leased requiring rental payments of $10,188 per
                                        year
5) Lower Makefield Township, Pa.....  Land for future branch -- owned

ITEM 3 -- LEGAL PROCEEDINGS

     As of December 31, 1997, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiary are a party or by which any of their property is in the subject.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS

     The common stock of the Company is not actively traded. There were 30,000,000 shares of common stock authorized at both December 31, 1997 and 1996. The total number of shares outstanding as of December 31, 1997 and 1996 was 2,630,340 and 2,604,303, respectively. The Company had 476 shareholders of record as of March 16, 1998. There is no other class of common stock authorized or outstanding. The Company effected a three-for-one stock split on December 31, 1997 at which time the par value was changed from $1.00 to $.33 per share. During 1997 and 1996, the price range of the common stock known by management to have traded was $5.00 to $6.00 per share and $3.64 to $5.00 per share, respectively. The Company is restricted as to the amount of dividends that it can pay holders of its common stock by virtue of the restrictions on the Bank's ability to pay dividends to the Company. See Note 20 to the 1997 Consolidated Financial Statements elsewhere herein. No dividends have been declared or paid. All information has been retroactively restated to give effect to the stock split in 1997.

                       SELECTED FINANCIAL AND OTHER DATA

FOR THE YEARS ENDED DECEMBER 31,                              1997              1996
--------------------------------                          ------------      ------------
Income and Expense
Interest income.........................................  $ 13,448,692        10,103,117
Interest expense........................................     7,532,471         5,543,472
                                                          ------------      ------------
Net interest income.....................................     5,916,221         4,559,645
Provision for loan losses...............................       400,000           350,000
Non-interest income.....................................       149,927           208,131
Non-interest expense....................................     3,735,191         2,886,679
                                                          ------------      ------------
Income before income taxes..............................     1,930,957         1,531,097
Income tax expense......................................       590,000           435,462
                                                          ------------      ------------
Net income..............................................  $  1,340,957         1,095,635
                                                          ============      ============

Per Share Data
Basic earnings per share................................  $       0.51              0.42
Diluted earnings per share..............................          0.49              0.40
Book value..............................................          3.97              3.43
Average common shares outstanding.......................  $  2,606,473         2,604,303

Balance Sheet at Year-End
Loans, net of unearned income...........................  $108,532,674        82,909,836
Investment securities held to maturity..................    15,169,638        13,887,606
Investment securities available for sale................    62,434,137        52,899,668
Other earning assets....................................        85,823           206,313
Total assets............................................   193,523,440       153,686,788
Deposits................................................   143,603,202       118,093,242
Other interest bearing liabilities......................    36,342,740        23,640,568
Shareholders' equity....................................  $ 10,433,837         8,942,793

Selected Financial Ratios
Net interest margin.....................................          3.44%             3.52%
Return on average assets................................          0.78%             0.85%
Return on average shareholders' equity..................         14.28%            13.32%
Average shareholders' equity to average assets..........          5.45%             6.35%

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Premier Bancorp, Inc. (the "Company") is a Pennsylvania business corporation and registered bank holding company headquartered in Doylestown, Bucks County, Pennsylvania. The Company was incorporated on July 15, 1997 and reorganized on November 17, 1997 at the direction of the Board of Directors of Premier Bank as a one bank holding company of Premier Bank (the "Bank"). Currently the primary business of the Company is the operation of its wholly-owned subsidiary, Premier Bank.

     Premier Bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia (the "Fed") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank was organized in 1990 and started operations on April 24, 1992. The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits, primarily in loans, mortgage-backed securities, and obligations of U.S. government agencies and government sponsored entities ("GSE's"). The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are: deposits, repayments, prepayments and maturities of loans; repayments, prepayments and maturities of mortgage-backed and investment securities, and, borrowed funds. The Bank currently has three full service Pennsylvania banking offices: Doylestown, Easton and Southampton. The Bank also has a loan production office in Yardley, Pennsylvania. The Bank faces significant competition from other financial services companies many of which are larger organizations with more resources and locations than the Bank.

     The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, such as deposits and other borrowed money. The Company also generates non-interest income such as service charges and other fees. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing, data processing fees and other operating expenses. As a Bank, the Company is subject to losses from its loan portfolio if borrowers fail to meet their obligations. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, changes in accounting standards and actions of regulatory agencies.

     The intention of this section is to provide the reader with a better understanding of the consolidated results of operations and financial condition of Premier Bancorp, Inc. and its wholly owned subsidiary, Premier Bank, for the years 1997 and 1996. The results of operations and financial condition discussed herein are presented on a consolidated basis and the consolidated entity is referred to herein as "PBI". PBI's consolidated financial condition and results of operations consist almost entirely of Premier Bank's financial condition and results of operations. This section should be read in conjunction with the financial statements and notes beginning on page 27. Current performance may not be indicative of future performance.

     In addition to historical information, this management discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-QSB to be filed by the Company in 1998, and any Current Reports on Form 8-K filed by the Company.

     The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards, Year 2000 issues, competitive factors, including increased competition with community, regional and national financial institutions; new service and products offerings by competitors and price pressures; and like items.

     The following table indicates certain key average balance sheet amounts and their corresponding earnings/expenses and rates.

        AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                 1997                                   1996
                                 ------------------------------------   ------------------------------------
                                   AVERAGE                    AVERAGE     AVERAGE                    AVERAGE
                                   BALANCE       INTEREST      RATE       BALANCE       INTEREST      RATE
                                 ------------   -----------   -------   ------------   -----------   -------
Assets
  Interest-bearing deposits....  $    298,644        14,334    4.80%    $    762,313        41,325    5.42%
  Fed funds sold...............     1,496,408        82,081    5.49%       1,182,305        62,133    5.26%
  Investment securities
    available for sale
    Taxable....................    50,572,153     3,384,850    6.69%      35,252,588     2,348,307    6.66%
    Tax-exempt(1)..............     5,030,358       276,573    5.50%       4,844,426       262,381    5.42%
  Investment securities held to
    maturity...................    13,749,072       937,551    6.82%      14,910,194     1,001,579    6.72%
                                 ------------   -----------    ----     ------------   -----------    ----
    Total investment
      securities...............    69,351,583     4,598,974    6.63%      55,007,208     3,612,267    6.57%
  Loans, net of unearned
    income(2)..................    95,146,116     8,753,303    9.20%      68,593,534     6,387,392    9.31%
                                 ------------   -----------    ----     ------------   -----------    ----
  Total earning assets.........   166,292,751    13,448,692    8.09%     125,545,360    10,103,117    8.05%
  Cash and due from banks......     2,777,906                              1,978,163
  Allowance for loan losses....    (1,142,571)                              (829,894)
  Other assets.................     4,269,907                              2,816,642
                                 ------------                           ------------
Total assets...................  $172,197,993                           $129,510,271
                                 ============                           ============
Liabilities and shareholders'
  equity
  Interest checking............  $  8,829,154       224,223    2.54%    $  6,178,914       150,795    2.44%
  Money market deposit
    accounts...................     1,535,182        38,930    2.54%       1,374,314        34,544    2.51%
  Savings accounts.............    42,107,494     1,648,694    3.92%      36,286,047     1,508,194    4.16%
  Time deposits................    69,725,010     3,984,653    5.71%      51,165,128     2,894,233    5.66%
                                 ------------   -----------    ----     ------------   -----------    ----
    Total interest-bearing
      deposits.................   122,196,840     5,896,500    4.83%      95,004,403     4,587,766    4.83%
  Short-term borrowings........    24,007,462     1,355,255    5.65%      17,003,164       955,706    5.62%
  Long-term borrowings.........     2,972,603       161,567    5.44%              --            --      --
  Subordinated debt............     1,467,123       119,149    8.12%              --            --      --
                                 ------------   -----------    ----     ------------   -----------    ----
  Total interest-bearing
    liabilities................   150,644,028     7,532,471    5.00%     112,007,567     5,543,472    4.95%
  Non-interest bearing
    deposits...................     9,576,018                              7,174,913
  Other liabilities............     2,586,024                              2,100,022
  Shareholders' equity.........     9,391,923                              8,227,769
                                 ------------                           ------------
Total liabilities and
  shareholders' equity.........  $172,197,993                           $129,510,271
                                 ============                           ============
  Net interest income/rate
    spread.....................                   5,916,221    3.09%                     4,559,645    3.10%
                                                ===========    ====                    ===========    ====
  Net interest margin(3).......                                3.44%                                  3.52%
  Average interest earning
    assets as a percentage of
    average interest-bearing
    liabilities................        110.39%                                112.09%

------------------
(1) Interest income on tax-exempt investment securities has not been presented on a tax equivalent basis.

(2) Includes non-accrual loans of $511,903 and $651,165 on average in 1997 and 1996, respectively.

(3) Net interest margin is calculated as net interest income divided by average total assets.

MANAGEMENT STRATEGY

     The Bank's primary management strategy for 1998 and beyond is to increase its loan and deposit market shares in the communities it serves and to expand its branch network to new markets as deemed appropriate. This is accomplished principally through aggressive pricing, direct marketing efforts of Bank personnel and use of the media. The Bank plans to open its fourth branch location (the "Yardley branch") in 1998 in Lower Makefield Township, Bucks County, Pennsylvania.

     The Bank also attempts to maximize its earnings, given its current level of capital, by borrowing funds and purchasing investment securities (See "Capital Leverage Strategy"). Management uses appropriate portfolio and asset/liability management techniques to manage the effects of interest rate volatility on the Bank's profitability and capital and to maintain asset quality for loans and investments.

RESULTS OF OPERATIONS

     The Company reported net income of $1,340,957 or $.49 diluted earnings per share for the year ended December 31, 1997. This represents an increase of $245,322 or 22.4% from the net income of $1,095,635 or $.40 diluted earnings per share reported in 1996. Return on average assets and return on average shareholders' equity were .78% and 14.28%, respectively, in 1997 compared with
 .85% and 13.32% in 1996.

     Results for 1997 reflect a higher net interest income of $5,916,221 in comparison with $4,559,645 for 1996 resulting principally from growth in interest earning assets. Results for 1997 also include $400,000 in provision for loan losses in comparison with $350,000 for 1996. Non-interest income amounted to $149,927, a decrease of $58,204 from the $208,131 earned in 1996. The decrease in non-interest income in 1997 as compared with 1996 is primarily due to lower gains on sales of loans held for sale and losses on the sale of real estate owned. Non-interest expense amounted to $3,735,191 for 1997, an $848,512 increase over the $2,886,679 reported in 1996. The increase in non-interest expense in 1997 is primarily due to the opening of the Bank's third branch in Southampton, Bucks County, Pennsylvania (Southampton branch) in February 1997, and an increase in lending and operations personnel in conjunction with the continued growth of the institution.

NET INTEREST INCOME

     The Company's profitability, like that of most community financial institutions, is dependent to a large extent upon its net interest income. Net interest income depends upon the relative amounts of interest earning assets and interest-bearing liabilities and the interest rates earned or paid on them and, the amount of earning assets funded by non-interest-bearing deposits, liabilities and shareholders' equity. Net interest income is the Company's primary source of operating income.

     The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities. Net interest rate margin is net interest income divided by average assets. Interest rates received and paid on loan and deposit products respectively, are generally heavily influenced by the overall interest rate environment and by competition.

     Net interest income for 1997 increased $1,356,576 or 29.8% to $5,916,221. The increase in net interest income is primarily a function of asset growth rather than rate changes. The increase in net interest income was due to the $40,747,391 or 32.5% increase in average earning assets combined with a 4 basis point increase in rate. Average investments and average loans increased $14,344,375 and $26,552,582, respectively. The average yield on investments was up 6 basis points while the average rate on loans declined 11 basis points in 1997. On the liability side, average interest-bearing deposits increased $27,192,437 or 28.6% with no change in average rate while non-interest bearing deposits increased $2,401,105 or 33.5%. Average borrowings increased $11,444,024 with a corresponding rate increase of 13 basis points in 1997.

     The Rate-Volume Analysis table below highlights the impact of changing rates and volumes on total interest income and interest expense.

             RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

    FOR THE YEARS ENDED DECEMBER 31,                1997 VS. 1996                      1996 VS. 1995
    --------------------------------       --------------------------------   --------------------------------
                                             VOLUME      RATE       TOTAL       VOLUME      RATE       TOTAL
                                           ----------   -------   ---------   ----------   -------   ---------
Interest income
    Fed funds sold......................   $   17,127     2,821      19,948      (45,079)  (12,399)    (57,478)
    Interest-bearing deposits...........      (22,711)   (4,280)    (26,991)      36,525      (748)     35,777
    Investment securities held to
      maturity..........................      (78,985)   14,957     (64,028)     380,372    23,762     404,134
    Investment securities available for
      sale..............................    1,020,708    30,027   1,050,735    1,101,355       725   1,102,080
    Loans...............................    2,446,355   (80,444)  2,365,911    1,711,574   (94,131)  1,617,443
                                           ----------   -------   ---------   ----------   -------   ---------
Total interest income...................    3,382,494   (36,919)  3,345,575    3,184,747   (82,791)  3,101,956
                                           ----------   -------   ---------   ----------   -------   ---------
Interest expense
    Interest checking...................       67,078     6,350      73,428       35,567   (13,125)     22,442
    Money market accounts...............        4,077       309       4,386      (11,622)   (7,010)    (18,632)
    Savings.............................      231,659   (91,159)    140,500      494,672   (68,651)    426,021
    Time................................    1,060,365    30,055   1,090,420      786,957    23,732     810,689
    Short-term borrowings...............      395,384     4,165     399,549      638,532   (20,705)    617,827
    Long-term borrowings................      161,567        --     161,567           --        --          --
    Subordinated debt...................      119,149        --     119,149           --        --          --
                                           ----------   -------   ---------   ----------   -------   ---------
Total interest expense..................    2,039,279   (50,280)  1,988,999    1,944,106   (85,759)  1,858,347
                                           ----------   -------   ---------   ----------   -------   ---------
Net interest income.....................   $1,343,215    13,361   1,356,576    1,240,641     2,968   1,243,609
                                           ==========   =======   =========   ==========   =======   =========

     Variances which were not specifically attributed to volume or rate were allocated proportionately between volume and rate. Non-performing assets are treated as a change due to rate.

INTEREST INCOME

     Total interest income increased $3,345,575 or 33.1% in 1997 to $13,448,692. Higher average earning asset balances contributed $3,382,494 to interest income while changes in interest rates on earning assets negatively impacted interest income by $36,919. Higher average investment and loan balances added $2,446,355 and $941,723, respectively, to interest income in 1997. Lower yields on loans and interest bearing deposits negatively impacted total interest income by $80,444 and $4,280, respectively. The yield on earning assets increased 4 basis points to 8.09% with the average yields on fed funds sold, and investment securities increasing 23 basis points, and 6 basis points, respectively, during 1997. The yield on interest bearing deposits and loans decreased 62 basis points and 11 basis points, respectively, during the year.

     Non-accrual loans of $497,734 in 1997 and $870,961 in 1996 resulted in the non-recognition of $51,900 and $80,434 in interest income for the respective periods. Non-accrual loans are included in the impact of rate changes.

INTEREST EXPENSE

     Total interest expense increased $1,988,999 or 35.9% in 1997 to $7,532,471. A $38,636,461 or 34.5% increase in average interest-bearing liabilities to $150,644,028 resulted in an increase in interest expense of $2,039,279. Interest rates on total interest-bearing deposits were unchanged from 1996 at 4.83%. While the overall rate paid on interest-bearing deposits did not change, the deposit mix and the rates paid on the different products did change. Average interest checking accounts increased $2,650,240 or 42.9% to $8,829,154 while the corresponding rate increased 10 basis points. Average money market balances were basically unchanged while the average rate increased 3 basis points to 2.54%. Average savings accounts increased $5,821,447 or 16.0% to $42,107,494 while the rate declined 24 basis points to 3.92%. The average balance and rate on time deposits increased $18,559,882 or 36.3% to $69,725,010 and 5 basis points, respectively. The interest rate on short-term borrowings was basically unchanged while the average balance increased $7,004,298 or 41.2% to $24,007,462. Interest expense of $161,567 and $119,149 on long-term borrowings and subordinated debt, respectively, issued in 1997 were treated as changes in volume as there were no such borrowings in 1996. Long-term borrowings are subject to repricing every six months and mature in the year 2002. The subordinated debt reprices annually and matures in the year 2012. The subordinated debt, which qualifies as Tier II capital, was issued for the purpose of funding the Bank's growth and maintenance of certain regulatory capital ratios.

INTEREST RATE SENSITIVITY

     As a financial institution, the Company is subject to interest rate risk. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since all of the Company's interest-bearing liabilities and virtually all of the Company's interest-earning assets are located at the Bank, all significant interest rate risk management procedures are performed at the Bank level. Based upon the Bank's nature of operations, the Bank is not directly subject to foreign currency exchange or commodity price risk. At December 31, 1997, the Company does not have any hedging transactions in place such as interest rate swaps, caps or floors.

     The Bank analyzes interest rate risk/sensitivity through the use of gap analysis and simulation models. Interest rate risk/sensitivity management seeks to minimize the effect of interest rate changes on net interest income through periods of changing interest rates. The Asset/Liability Management Committee
(ALCO) is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income and net income.

     Gap analysis measures the difference between volumes of rate sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously nor does it consider future growth. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at either their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.

     Savings accounts, including passbook, statement savings, money market, and interest checking accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact PBI's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.

     A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities and generally means the institution will benefit during periods of rising interest rates. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets and generally means the institution will benefit during periods of falling interest rates.

     The following table depicts the Bank's year end 1997 gap analysis given management assumptions:

                           INTEREST RATE SENSITIVITY

                             WITHIN        4 TO 6      7 MONTHS      1 TO 3        3 TO 5         AFTER
    DECEMBER 31, 1997       3 MONTHS       MONTHS     TO 1 YEAR       YEARS         YEARS        5 YEARS        TOTAL
    -----------------      -----------   ----------   ----------   -----------   -----------   -----------   -----------
Assets
  Interest-bearing
    deposits.............  $    85,823           --           --            --            --            --        85,823
  Investment
    securities...........   16,592,070    5,797,034   15,208,052    10,300,848     5,453,892    24,251,879    77,603,775
  Loans..................   32,637,098    1,972,926    6,950,728    28,437,980    27,353,839    11,180,103   108,532,674
                           -----------   ----------   ----------   -----------   -----------   -----------   -----------
Total rate sensitive
  assets.................   49,314,991    7,769,960   22,158,780    38,738,828    32,807,731    35,431,982   186,222,272
                           ===========   ==========   ==========   ===========   ===========   ===========   ===========
Total cumulative
  assets.................   49,314,991   57,084,951   79,243,731   117,982,559   150,790,290   186,222,272
Liabilities
  Interest checking,
    money market and
    savings accounts.....    2,322,663    1,741,994    3,483,989    34,839,892    11,613,299     4,064,654    58,066,491
  Time deposits..........   14,264,074   10,078,857   25,808,896    22,530,489     1,251,043        26,032    73,959,391
  Short-term
    borrowings...........   14,094,429       97,429      194,858       779,432       779,432     3,897,160    19,842,740
  Long-term borrowings...           --           --           --            --    15,000,000            --    15,000,000
  Subordinated debt......    1,500,000           --           --            --            --            --     1,500,000
                           -----------   ----------   ----------   -----------   -----------   -----------
Total rate sensitive
  liabilities............   32,181,166   11,918,280   29,487,743    58,149,813    28,643,774     7,987,846   168,368,622
                           ===========   ==========   ==========   ===========   ===========   ===========   ===========
Total cumulative
  liabilities............   32,181,166   44,099,446   73,587,189   131,737,002   160,380,776   168,368,622
Gap during period........  $17,133,825   (4,148,320)  (7,328,963)  (19,410,985)    4,163,957    27,444,136
Cumulative gap...........  $17,133,825   12,985,505    5,656,542   (13,754,443)   (9,590,486)   17,853,650
Cumulative gap as a
  percentage of earning
  assets.................         9.20%        6.97%        3.04%        (7.39)%       (5.15)%        9.59%

     Due to the Bank's high growth rate to date, PBI also uses computer based simulation models to assess the impact of changes in interest rates on net interest income. The model incorporates management's business plan assumptions and related asset and liability yields, deposit sensitivity and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates.

     Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on management's estimate of balance sheet growth and composition and interest rates for the next year, net interest income in 1998 is expected to increase compared with 1997 net interest income.

CAPITAL ADEQUACY

     A strong capital position is fundamental to support the continued growth and profitability of the institution. In addition, the Bank is subject to various regulatory capital requirements as issued by banking regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders' equity excluding unrealized gains or losses on available for sale securities and certain intangible assets), Tier II capital (which includes a portion of the allowance for loan losses and certain other instruments including subordinated debt), and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

     At December 31, 1997, the Bank believes it was in compliance with all applicable regulatory capital requirements to be classified as "well capitalized" pursuant to the FDIC regulations. PBI plans to remain "well capitalized" and manages the Bank accordingly.

     The following table depicts the Bank's capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by the regulators.

                               CAPITAL COMPONENTS

DECEMBER 31,                                                  1997              1996
------------                                              ------------       -----------
Tier I
Shareholders' equity....................................  $ 10,328,646         8,942,793
Intangible assets.......................................            --           (24,000)
Net unrealized security gains...........................       (52,175)           (6,799)
                                                          ------------       -----------
Total Tier I............................................    10,276,471         8,911,994
                                                          ============       ===========
Tier II
Allowable portion of the allowance for loan losses......     1,360,148           960,672
Allowable portion of subordinated debt..................     1,500,000                --
                                                          ------------       -----------
Total Tier II...........................................     2,860,148           960,672
                                                          ============       ===========
Total capital...........................................    13,136,619         9,872,666
Risk-weighted assets....................................  $120,736,000        90,600,000

                                 CAPITAL RATIOS

                                              ACTUAL      ACTUAL      "ADEQUATELY"            "WELL"
DECEMBER 31,                                   1997        1996    CAPITALIZED RATIOS   CAPITALIZED RATIOS
------------                                  ------      ------   ------------------   ------------------
Total risk-based capital/risk-weighted
  assets...................................   10.88%      10.90%          8.00%               10.00%
Tier I capital/risk-weighted assets........    8.51%       9.84%          4.00%                6.00%
Tier I capital/average assets (leverage
  ratio)...................................    5.45%       5.80%          4.00%                5.00%

     The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Board of Directors out of funds legally available for that purpose. The Company is restricted as to the amount of dividends that it can pay holders of its common stock by virtue of the restrictions on the Bank's ability to pay dividends to the Company. Payment of dividends by the Bank is subject to the regulatory restrictions set forth in the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the Federal Deposit Insurance Corporation Act.

     The Pennsylvania Banking Code of 1965 provides that cash dividends may be declared and paid only out of accumulated net earnings which are $2,384,881 at December 31, 1997. Cash dividends must be approved by the Federal Reserve Board if the total of all cash dividends declared by the Bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or a fund for the retirement of preferred stock, if any. The Federal Deposit Insurance Corporation Act generally prohibits all payments of dividends by any bank which is in default of any assessment of the FDIC. As of December 31, 1997 and 1996, the Bank was not in default of any FDIC assessments.

     As a practical matter, the Company has not nor plans to pay cash dividends in the foreseeable future. All earnings are being retained to help finance the continued growth of the institution. The growth rate of the institution continues to exceed returns on equity. If this trend continues, the Company will need additional capital. The formation of the holding company in November 1997 was largely for the purpose of providing additional capital raising alternatives which the Company will consider in 1998 and beyond. In January 1997, the Bank issued $1,500,000 in subordinated debt to supplement its Tier II and total capital ratios in order to remain "well capitalized".

LIQUIDITY

     Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities and investments, and borrowings. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities prepayments are influenced by interest rates, economic conditions and competition.

     The primary asset deployment activities of the Bank are the origination of loans secured by real estate, and the purchase of mortgage-backed and other securities. During the year ended December 31, 1997, the Bank's loan portfolio grew $26,737,265 as compared to an increase of $22,588,404 for the year ended December 31, 1996. Purchases of mortgage-backed and other securities totaled $54,644,870 for the year ended December 31, 1997 compared to $60,402,105 for the year ended December 31, 1996. These activities were funded primarily by deposit growth and borrowings, principal repayments on loans and mortgage-backed securities, and by sales and calls of investments. Principal repayments on mortgage-backed securities totaled $11,673,262 during the year ended December 31, 1997, compared to $10,085,629 for the year ended December 31, 1996. Investment securities which were called and repaid by the issuer totaled $3,000,000 and $2,000,000, respectively, during the fiscal years ended December 31, 1997 and 1996.

     In addition, the Bank uses overnight fed funds and interest-bearing deposits in other banks to absorb daily excess liquidity. Conversely, overnight fed funds may be purchased to satisfy daily liquidity needs. Fed funds are sold or purchased overnight through a correspondent bank which diversifies the holdings to an approved group of commercial banks throughout the country.

     Deposits increased $25,509,960 and $25,286,040 during the years ended December 31, 1997 and 1996, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1997 totaled $50,447,768. Based upon the Company's current pricing strategy and deposit retention experience, management believes that a significant portion of such deposits will remain with the Company. Net borrowings increased $12,702,172 during the fiscal year ended December 31, 1997, with the majority of this growth in borrowings from the FHLB of Pittsburgh. As part of its master credit agreement, the FHLB maintains a blanket lien against all assets of the Bank.

     Shareholders' equity increased $1,491,044 during the year ended December 31, 1997. The increase was principally attributed to net income of $1,340,957. Stock options exercised in December 1997 contributed $105,192 to capital.

     The Bank is required to maintain a minimum average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Federal Reserve Board. The reserve balance maintained in accordance with such requirement was $751,000 as of December 31, 1997. The Bank was also required to maintain $300,000 on deposit with its correspondent bank at year end 1997.

     The Bank monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales through its primary correspondent bank. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of one of the following: $2,000,000 unsecured fed funds line of credit with Atlantic Central Bankers Bank or, the Bank's $58,704,000 borrowing limit at the FHLB of Pittsburgh. The Bank could also sell or borrow against investment securities. At December 31, 1997, the Bank had

$27,500,000 in borrowings outstanding at the FHLB of Pittsburgh. The Bank had a remaining unused borrowing capacity from the FHLB of Pittsburgh of $31,204,000.

     In 1998 the Bank plans to exercise the purchase options on its leases for both its Doylestown and Easton offices. Also, the Bank plans to construct its Yardley branch on land already owned. Such capital expenditures will aggregate approximately $2,000,000 in 1998.

CAPITAL LEVERAGE STRATEGY

     The Bank intends to maintain its classification as a "well capitalized" bank as defined by its regulators. Current capital levels exceed all such regulatory requirements. A portion of this "excess" capital has been temporarily deployed through the use of a capital leverage strategy whereby the Bank invests in high quality mortgage-backed securities, municipal, corporate and U.S. government agency securities ("leverage assets") funded by short and intermediate term borrowings principally from the FHLB of Pittsburgh. The capital leverage strategy generates additional earnings for the Company by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. This positive spread is created because the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase. The net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. To date, the capital leverage strategy has been undertaken in accordance with limits established by the Board of Directors, aimed at enhancing profitability under moderate levels of interest rate exposure.

INVESTMENT SECURITIES

     Investment policies, approved annually by PBI's Board of Directors, include strict standards regarding permissible investment categories, credit quality, maturity intervals and investment concentrations. The purchasing of specific investment securities, within such standards, is left to the judgment of management. At December 31, 1997 and 1996, 84.1% and 87.0%, respectively, of PBI's investment securities were either issued by U.S. government sponsored enterprises ("GSE's") or agencies.

     Investment securities are classified at the time of purchase by one of three purposes: trading, available for sale (AFS) or held to maturity (HTM). To date, the Bank has not purchased any securities for trading purposes. The Bank usually classifies securities, in particular mortgage-backed securities, as AFS to provide management the flexibility to sell certain securities and adjust its balance sheet in response to changing market conditions.

  Investments Held to Maturity

     Investment securities held to maturity are recorded at amortized cost and are purchased with the intent and ability to hold to maturity. The majority of securities included in this portfolio are U.S. government agency bonds with short term call options embedded. The call options minimize the price appreciation potential of bonds in a declining interest rate environment. In exchange for such call provisions, the Bank receives a higher yield on its investment. In a rising rate environment, calls would generally not be exercised leaving the Bank with below market investments in its portfolio.

  Investments Available for Sale

     The Bank usually classifies its investment securities purchased as AFS. This affords management the flexibility to sell securities in response to changes in market interest rates and related prepayment risk or in response to liquidity needs. The AFS portfolio is primarily comprised of mortgage-backed securities issued by GSE's (FNMA, FHLMC, GNMA) and municipal securities. During 1998 the Bank has also added high quality corporate bonds to its AFS portfolio. The AFS portfolio also includes certain equity investments which are required of the Bank as members of the FHLB, Fed, and Atlantic Central Bankers Bank. These equity securities are reported at cost which approximates fair value.

     AFS securities are reported at fair value, with unrealized gains and losses, net of tax effects, reported as a separate component of shareholders' equity, with no income statement effect. If interest rates rise, the value of the investment portfolio would be expected to decrease. If interest rates fall, the value of the investment portfolio would be expected to increase. Accordingly, changes in interest rates will impact the valuation of the AFS portfolio which will change reported shareholders' equity. The effects on shareholders' equity caused by these unrealized gains and losses in its AFS portfolio are excluded for regulatory capital purposes.

     The tables below depict details of the Bank's investment portfolio:

                             INVESTMENT SECURITIES

                                                                               1997
                                                        --------------------------------------------------
                                                            HELD TO MATURITY         AVAILABLE FOR SALE
                                                        ------------------------   -----------------------
                                                         AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                                                           COST       FAIR VALUE      COST      FAIR VALUE
                                                        -----------   ----------   ----------   ----------
U.S. government agency obligations....................  $11,985,870   11,956,250           --           --
Mortgage-backed securities............................    3,183,768    3,143,715   50,131,927   50,121,230
State and municipal securities........................           --           --   10,326,107   10,402,857
Equity securities.....................................           --           --    1,780,050    1,793,050
Other debt securities.................................           --           --      117,000      117,000
                                                        -----------   ----------   ----------   ----------
Total.................................................  $15,169,638   15,099,965   62,355,084   62,434,137
                                                        ===========   ==========   ==========   ==========

                                                                               1996
                                                        --------------------------------------------------
                                                            HELD TO MATURITY         AVAILABLE FOR SALE
                                                        ------------------------   -----------------------
                                                         AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                                                           COST       FAIR VALUE      COST      FAIR VALUE
                                                        -----------   ----------   ----------   ----------
U.S. government agency obligations....................  $ 9,977,441    9,830,313           --           --
Mortgage-backed securities............................    3,910,165    3,846,986   44,212,778   44,190,049
State and municipal securities........................           --           --    6,662,286    6,695,319
Equity securities.....................................           --           --    1,897,300    1,897,300
Other debt securities.................................           --           --      117,000      117,000
                                                        -----------   ----------   ----------   ----------
Total.................................................  $13,887,606   13,677,299   52,889,364   52,899,668
                                                        ===========   ==========   ==========   ==========

          INVESTMENT SECURITIES MATURITIES AND WEIGHTED AVERAGE YIELDS

                                               UNDER                                 OVER 10
DECEMBER 31, 1997                              1 YEAR     1-5 YEARS    5-10 YEARS     YEARS        TOTAL
-----------------                            ----------   ----------   ----------   ----------   ----------
INVESTMENT SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities:
  Fair value...............................  $8,136,630   19,403,808   11,968,055   10,612,737   50,121,230
  Weighted average yield...................        7.07%        7.07%        7.05%        7.09%        7.07%
State and municipal securities:
  Fair value...............................          --           --           --   10,402,857   10,402,857
  Weighted average yield...................          --           --           --         5.32%        5.32%
Equity securities:
  Fair value...............................          --           --           --    1,793,050    1,793,050
  Weighted average yield...................          --           --           --         6.16%        6.16%
Other debt securities:
  Fair value...............................       2,000       15,000      100,000           --      117,000
  Weighted average yield...................        2.00%        3.00%        7.50%          --         6.83%
                                             ----------   ----------   ----------   ----------   ----------
TOTAL FAIR VALUE...........................  $8,138,630   19,418,808   12,068,055   22,808,644   62,434,137
                                             ==========   ==========   ==========   ==========   ==========
WEIGHTED AVERAGE YIELD.....................        7.07%        7.07%        7.05%        6.21%        6.75%
INVESTMENT SECURITIES HELD TO MATURITY
U.S. government agency obligations:
  Amortized cost...........................  $       --    1,000,000    2,985,870    8,000,000   11,985,870
  Weighted average yield...................          --         5.96%        6.46%        7.38%        7.03%
Mortgage-backed securities:
  Amortized cost...........................   1,184,645    1,891,861      106,990          272    3,183,768
  Weighted average yield...................        6.41%        6.45%        7.12%        6.91%        6.46%
                                             ----------   ----------   ----------   ----------   ----------
TOTAL AMORTIZED COST.......................  $1,184,645    2,891,861    3,092,860    8,000,272   15,169,638
                                             ==========   ==========   ==========   ==========   ==========
WEIGHTED AVERAGE YIELD.....................        6.41%        6.28%        6.48%        7.38%        6.93%

LOANS

     Loans are the most significant component of earning assets. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk along with the opportunity cost of alternative deployment of funds. PBI manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. PBI's commercial lending activity is focused on small businesses and professionals within the local community. More than 90% of the loan portfolio is collateralized at least in part by real estate as shown by the following table:

                                 LOAN PORTFOLIO

DECEMBER 31,                                  1997       % OF TOTAL      1996       % OF TOTAL
------------                              ------------   ----------   -----------   ----------
Real estate-farmland....................  $    500,000       0.46%    $        --         --%
Real estate-construction................     1,188,288       1.09%      1,952,730       2.35%
Real estate-residential.................    22,965,889      21.10%     19,665,913      23.67%
Real estate-multi-family................     1,948,943       1.79%      1,137,649       1.37%
Real estate-commercial..................    72,372,260      66.48%     52,731,559      63.47%
Commercial..............................     9,084,458       8.35%      6,861,611       8.26%
Consumer installment....................       797,671       0.73%        735,124       0.88%
                                          ------------     ------     -----------     ------
Total...................................  $108,857,509     100.00%    $83,084,586     100.00%
                                          ============     ======     ===========     ======

LOAN MATURITIES AND INTEREST SENSITIVITY

                                          UNDER         1-5          OVER
DECEMBER 31, 1997                        1 YEAR        YEARS       5 YEARS        TOTAL
-----------------                      -----------   ----------   ----------   -----------
Real estate-farmland.................  $   500,000           --           --       500,000
Real estate-construction.............    1,188,288           --           --     1,188,288
Real estate-residential..............    8,812,860   12,242,768    1,910,261    22,965,889
Real estate-multi-family.............      206,527    1,195,095      547,321     1,948,943
Real estate-commercial...............   12,140,767   54,317,415    5,914,078    72,372,260
Commercial...........................    3,657,673    4,966,674      460,111     9,084,458
Consumer installment.................      343,577      454,094           --       797,671
                                       -----------   ----------   ----------   -----------
Total................................  $26,849,692   73,176,046    8,831,771   108,857,509
                                       ===========   ==========   ==========   ===========

     The following shows the amount of loans due after one year that have fixed, variable or adjustable interest rates at December 31, 1997:

           Loans with fixed predetermined interest rates      $69,003,743
           Loans with variable or adjustable interest rates   $13,004,074

     The Bank's real estate loan portfolio, which is concentrated primarily within the greater Lehigh and Delaware Valleys (Eastern Pennsylvania), is subject to risks associated with the local economy.

     The Bank continues to pursue new commercial banking relationships and to develop new products to meet the credit needs of the community. The production of commercial loans is directly related to the number of lenders. Accordingly, the Bank continues to hire commercial loan officers and plans to add more as future opportunities exist.

NON-PERFORMING ASSETS

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans, and other real estate owned. Non-performing assets represented .67% and .96% of total assets at December 31, 1997 and 1996, respectively.

     Non-accrual loans are those on which the accrual of interest has ceased. Loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of ultimate collectibility of principal and interest.

     Included in the loan portfolio are non-accruing loans of $497,734 and $870,961 at December 31, 1997 and 1996, respectively. If interest had been accrued throughout the period on these loans, interest income for the years ended December 31, 1997 and 1996, would have increased approximately $51,900 and $80,434, respectively. There was no interest income on these loans included in net income in 1997. In 1996, $10,101 in interest income was recorded on non-accrual loans.

     Other real estate owned totaled $638,286 at December 31, 1997 and $389,253 at December 31, 1996. This real estate is recorded at the fair value of the property less estimated costs to sell.

NON-PERFORMING ASSETS

DECEMBER 31,                                                     1997            1996
------------                                                  ----------       ---------
Loans past due 90 days or more and accruing
  Real estate-construction..................................  $  146,492         210,623
  Consumer installment......................................       4,576             820
                                                              ----------       ---------
     Total loans past due 90 days or more and accruing......     151,068         211,443
Loans accounted for on a non-accrual basis
  Real estate-construction..................................     299,200         299,200
  Commercial................................................     191,534         571,761
  Consumer installment......................................       7,000              --
                                                              ----------       ---------
     Total non-accrual loans................................     497,734         870,961
  Real estate owned.........................................     638,286         389,253
                                                              ----------       ---------
     Total non-performing assets............................  $1,287,088       1,471,657
                                                              ==========       =========
Total as a percentage of total assets.......................        0.67%           0.96%

ALLOWANCE FOR LOAN LOSSES

     The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risk inherent in PBI's loan portfolio. Each loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating and other factors. Borrower risk ratings are determined by loan officers at the inception of each loan and are subject to on-going analysis and update. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Since the Bank is less than six years old with a limited history for loan losses, management also uses peer group analysis to gauge the overall reasonableness of its loan loss reserves.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

     While the allowance is determined and calculated based on specific loans or loan categories, the total allowance is considered available for losses in the entire loan portfolio. While PBI believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

     A loan is considered impaired, based on current information and events, if it is probable that PBI will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 1997 and 1996, the recorded investment in loans for which impairment has been recognized totaled $497,734 and $870,961, respectively, of which $497,734 and $507,140 related to loans with a corresponding valuation allowance of $50,823 and $126,785, respectively. Most of the loans identified as impaired are collateral-dependent.

PROVISION FOR LOAN LOSSES

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level considered adequate in relation to the risk of inherent losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance. The provision was $400,000 in 1997 compared to $350,000 in 1996. Gross charge-offs for 1997 were $524 versus $127,641 for 1996. Charge-offs in 1996 included $125,000 pertaining to one borrower.

ALLOWANCE FOR LOAN LOSS ALLOCATION

DECEMBER 31,                                           1997                      1996
------------                                 ------------------------   ----------------------
                                                          % OF LOANS               % OF LOANS
                                                              TO                       TO
                                               AMOUNT     TOTAL LOANS    AMOUNT    TOTAL LOANS
                                             ----------   -----------   --------   -----------
Balance at end of period applicable to:
  Real estate-farmland.....................  $    5,026       0.46%     $     --         --
  Real estate-construction.................      37,297       1.09%       94,901       2.35%
  Real estate-residential..................     271,697      21.10%      201,055      23.67%
  Real estate-multi-family.................      18,785       1.79%       12,690       1.37%
  Real estate commercial...................     875,503      66.48%      559,291      63.47%
  Commercial...............................     141,718       8.35%       75,866       8.26%
  Consumer installment.....................      10,122       0.73%       16,869       0.88%
                                             ----------     -------     --------     ------
  Total....................................  $1,360,148     100.00%     $960,672     100.00%
                                             ==========     =======     ========     ======

ALLOWANCE FOR LOAN LOSSES

YEAR ENDED DECEMBER 31,                                          1997          1996
-----------------------                                      ------------   ----------
Balance, January 1.........................................  $    960,672      738,313
Charge-offs:
  Real estate-commercial...................................            --      125,000
  Consumer installment.....................................           524        2,641
                                                             ------------   ----------
Total charge-offs..........................................           524      127,641
Provision for loan losses..................................       400,000      350,000
                                                             ------------   ----------
Balance, December 31.......................................  $  1,360,148      960,672
                                                             ============   ==========

Total gross loans
  Average..................................................  $ 95,403,549   68,770,995
  Year-end.................................................   108,857,509   83,084,586

Ratios
Charge-offs to:
  Average loans............................................            --        0.19%
  Loans at year-end........................................            --        0.15%
  Allowance for loan losses................................          0.04%      13.29%
  Provision for loan losses................................          0.13%      36.47%

Allowance for loan losses to:
  Total gross loans at year-end............................          1.25%       1.16%
  Non-performing loans.....................................        209.64%      88.75%

DEPOSITS

     The Bank, a traditional community-based bank, is largely dependent upon its base of competitively priced core deposits to provide a stable funding source. The Bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and a stable and experienced staff. Core deposits, which exclude time deposits greater than $100,000, were $129,528,602 or 90.2% of total deposits at December 31, 1997. Total time deposits as of December 31, 1997 were $73,959,391 or 51.5% of total deposits, of which $23,511,623 mature after one year. Depending on market conditions, management prices its time deposits in an effort to lengthen the maturities of deposit liabilities beyond one year. Over the twelve month period ending December 31, 1997, the Bank experienced a strong retention rate on maturing certificates of deposit.

     PBI primarily attracts deposits from within its market area by offering various deposit products, including demand deposits, interest checking accounts, money market accounts, savings accounts and time deposits. Recently financial institutions have been challenged to increase core deposits. Record performance by the U.S. stock markets and the proliferation of mutual funds have absorbed much of the domestic savings dollars.

     Total deposits increased 21.6% to $143,603,202 at December 31, 1997, from $118,093,242 at year end 1996. An analysis of the change in average deposits provides a more meaningful measure of deposit change. Average total deposits increased $29,593,542 or 29.0% in 1997 and $28,812,824 or 39.3% in 1996. Average
non-interest-bearing deposits increased $2,401,105 or 33.5% to $9,576,018 in 1997 and $2,092,237 or 41.2% in 1996 to $7,174,913. Non-interest-bearing deposits are an important source of funds for a bank because they lower the bank's overall deposit costs. Average interest checking accounts increased $2,650,240 or 42.9% in 1997 to $8,829,154 and $1,421,137 or 29.9% in 1996 to
$6,178,914. Average time deposits increased $18,559,882 or 36.3% in 1997 and $13,916,606 or 37.4% in 1996, while average money market accounts increased $160,868 or 11.7% in 1997 and decreased $434,664 or 24.0% in 1996. The yield on
PBI's money market accounts was basically unchanged during 1997. To date, money market accounts have not been a significant source of funds for the Bank. Time deposits are generally more sensitive to rising rates as financial institutions are more likely to increase rates on these deposits as opposed to non-maturity deposits. Additional deposit growth will be accomplished through deposit promotions, business development programs and continued branch expansion.

AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

YEAR ENDED DECEMBER 31,                                1997                  1996
-----------------------                         -------------------   -------------------
                                                  BALANCE      RATE     BALANCE      RATE
                                                ------------   ----   ------------   ----
Non-interest-bearing deposits.................  $  9,576,018     --   $  7,174,913     --
Interest checking.............................     8,829,154   2.54%     6,178,914   2.44%
Money market deposit accounts.................     1,535,182   2.54%     1,374,314   2.51%
Savings accounts..............................    42,107,494   3.92%    36,286,047   4.16%
Time deposits.................................    69,725,010   5.71%    51,165,128   5.66%
                                                ------------   ----   ------------   ----
  Total.......................................  $131,772,858   4.45%  $102,179,316   4.46%
                                                ============   ====   ============   ====

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

YEAR ENDED DECEMBER 31,                             1997
-----------------------                         ------------
Three months or less..........................  $  5,810,476
Over three through six months.................     1,770,437
Over six through twelve months................     2,884,071
Over twelve months............................     3,609,616
                                                ------------
  Total                                         $ 14,074,600
                                                ============

     At year end 1997 time deposits greater than $100,000 included $3,000,000 of public funds deposits from one municipality which was secured by investment securities.

NON-INTEREST INCOME COMPARISON

                                                                            CHANGE
                                                                       -----------------
                                                   1997       1996     AMOUNT       %
                                                 --------   --------   -------   -------
Service charges and other fees.................  $148,113    126,700    21,413     16.90%
Gain (loss) on sale of investment securities
  available for sale...........................    14,818     (5,582)   20,400    365.46%
Gain on sale of loans held for sale............    20,500     87,013   (66,513)   (76.44%)
Loss on sale of real estate owned..............   (33,504)        --   (33,504)       --
                                                 --------   --------   -------   -------
  Total non-interest income....................  $149,927    208,131   (58,204)   (27.97%)
                                                 ========   ========   =======   =======

     Total non-interest income was $149,927 in 1997, a $58,204 decrease from the $208,131 earned in 1996. Income from the sale of loans held for sale was $66,513 lower in 1997. The Bank was engaged in the sale of residential loans for only five months in 1997 as compared to a full year in 1996. In both years the Bank engaged outside companies to originate residential mortgages on its behalf and arrange for the sale of loans with correspondents. In 1997, the Bank also sold three foreclosed commercial properties with a carrying value of $714,786 for a loss of $33,504. There were no sales of real estate owned in 1996. Service charges and other fees increased $21,413 and relate principally to monthly account maintenance and overdraft charges on deposit transaction accounts. This increase is a reflection of the 37.3% growth in transaction accounts from $17,551,169 at December 31, 1996 to $24,092,307 at December 31, 1997. The
Company had net gains of $14,818 from the sale of investment securities available for sale in 1997 as compared to a net loss of $5,582 in 1996.

NON-INTEREST EXPENSE COMPARISON

                                                                              CHANGE
                                                                          ---------------
                                                   1997         1996      AMOUNT      %
                                                ----------   ----------   -------   -----
Salaries and employee benefits................  $1,784,876    1,346,300   438,576    32.6%
Occupancy costs...............................     400,196      282,375   117,821    41.7%
Data processing...............................     381,840      270,477   111,363    41.2%
Professional services.........................     282,449      221,923    60,526    27.3%
Marketing.....................................     163,975      170,834    (6,859)   (4.0%)
Amortization of organization costs............      24,000       72,000   (48,000)  (66.7%)
FDIC insurance premiums.......................      14,774        2,000    12,774   638.7%
Pennsylvania shares tax.......................      70,526       63,706     6,820    10.7%
Other.........................................     612,555      457,064   155,491    34.0%
                                                ----------   ----------   -------   -----
Total non-interest expense....................  $3,735,191    2,886,679   848,512    29.4%
                                                ==========   ==========   =======   =====

     Total non-interest expense increased $848,512 or 29.4% in 1997 to $3,735,191 from $2,886,679 in 1996. Much of this increase is directly related to the opening of the Bank's third full service branch in Southampton in February 1997, an increase in the lending and operations staff, and enhancements to computer systems. Salaries and benefits expense for 1997 increased $438,576 or
32.6 %, to $1,784,876 from $1,346,300 in 1996 and included the addition of seven full time equivalent employees. Occupancy expense increased $117,821 or 41.7% in 1997 to $400,196 from $282,375 in 1996. This increase is primarily due to the additional rent and depreciation of leasehold improvements for the Southampton location and relocation of the operations center to this facility.

     Data processing expense was $381,840 in 1997 and $270,477 in 1996, an increase of $111,363 or 41.2%. In May 1996, the Bank converted to a different provider of outsourced data processing. The new system is more expensive and requires higher cost computer networking and related communications expenses which were incurred for the full year of 1997. Other data processing cost increases relate to higher item processing and statement rendering costs associated with the growth in deposits. Additional expenditures were also incurred in 1997 as they relate to the relocation of the computer network to the Southampton operations center, equipping a new branch location, depreciation of new computer equipment and software, and outsourced network consulting.

     Professional services include legal, accounting and consulting expense. These costs increased $60,526 or 27.3% in 1997, to $282,449. This was partially due to the increased legal and other expenses related to the formation of the bank holding company in November 1997. Amortization of the Bank's start-up costs was completed in April 1997, as compared with a full year's expense in 1996. The FDIC insurance premium increased to $14,774 in 1997 from $2,000 in 1996, an increase of $12,774.

     Other expenses consist primarily of furniture and equipment expense, loan and real estate owned expense, employee travel and entertainment, stationary, supplies and postage. Other expense increased $155,491 to $612,555 in 1997 from $457,064 in 1996. A portion of this increase is attributed to $41,742 in expense to maintain real estate owned. Increases of $32,110, $26,754, and $15,823 in furniture and fixtures, stationary and postage expense, respectively, are attributed to the growth of the institution.

     In 1998, the Bank plans to open its fourth branch, the Yardley branch. This new branch is expected to increase overhead expenses by approximately $400,000 annually. The actual timing of the branch opening will determine the impact on overhead expenses in 1998.

INCOME TAXES

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     Applicable income taxes and effective tax rates were $590,000 or 30.6 % for 1997 compared to $435,462 or 28.4% for 1996. The increase in the effective tax rate in 1997 is principally due to a decrease in the percentage of income derived from non-taxable loans and investments, and the end of certain tax deductible expenses relating to the formation of the Bank in 1992.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

YEAR 2000

     Management is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The inability of computer systems to properly recognize date sensitive information when the year changes to 2000 could result in major system failure or miscalculation.

     The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company transacts business. There is also unknown impact on the overall economy from failures of other companies and industries to successfully address this problem both nationally and internationally.

     The Company outsources much of its data processing to third party processors including all of its deposit and loan accounting functions. These third party processors are working on the necessary programming changes to prepare their systems for the Year 2000 and will absorb most of the direct programming costs. The Company is monitoring the progress of its processors and plans to test their systems for Year 2000 compliance in late 1998. The Company does not expect to incur significant incremental direct expenses related to the Year 2000, provided that its third party processors are successful in their efforts. Failure of third party computer systems relative to the Year 2000 would have a material adverse impact on the Company's ability to conduct its business. Costs associated with the Year 2000 problem are expected to be expensed as incurred in compliance with generally accepted accounting principles.

RECENT ACCOUNTING PRONOUNCEMENTS

  Reporting Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that the components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement, but requires that an enterprise display an amount representing comprehensive income for the period in that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The impact of this Statement on the Company would be to require additional disclosures in the Company's financial statements.

  Operating Segment Disclosure

     In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. The impact, if any, of the Statement on the Company would be to require additional disclosures in the Company's financial statements.

  Employers' Disclosures about Pension and Other Postretirement Benefits

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of Statement No. 87, "Employers' Accounting for Pensions," Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Statement No. 132 is applicable to all entities. This Statement standardizes the disclosure requirements of Statement Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement recognition provisions of Statement Nos. 87, 88, and 106. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of information not available. The impact, if any, of this Statement on the Company would be to require additional disclosures in the Company's financial statements.

ITEM 7 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-KSB on the following pages:

                                                                    PAGE
                                                                    ----
     Report of Independent Auditors..............................   26
     Consolidated Balance Sheets.................................   27
     Consolidated Statements of Income...........................   28
     Consolidated Statements of Changes in Shareholders'
       Equity....................................................   29
     Consolidated Statements of Cash Flows.......................   30
     Notes to Consolidated Financial Statements..................   31

     (b)              SUMMARY OF QUARTERLY FINANCIAL DATA

                                                         QUARTERS ENDING 1997
                                            ----------------------------------------------
                                              DEC 31      SEPT 30     JUNE 30    MARCH 31
                                            ----------   ---------   ---------   ---------
Interest income...........................  $3,685,112   3,519,620   3,233,895   3,010,065
Interest expense..........................   2,066,718   1,993,421   1,798,756   1,673,576
                                            ----------   ---------   ---------   ---------
Net interest income.......................   1,618,394   1,526,199   1,435,139   1,336,489
Provision for loan losses.................     120,000     105,000     100,000      75,000
Non-interest income.......................      16,183      56,471      37,414      39,859
Non-interest expense......................     969,556     958,675     934,016     872,944
                                            ----------   ---------   ---------   ---------
Income before income tax..................     545,021     518,995     438,537     428,404
Income tax expense........................     150,000     160,000     145,000     135,000
                                            ----------   ---------   ---------   ---------
Net income................................  $  395,021     358,995     293,537     293,404
                                            ==========   =========   =========   =========
Basic earnings per share..................        0.15        0.14        0.11        0.11

                                                         QUARTERS ENDING 1996
                                            ----------------------------------------------
                                              DEC 31      SEPT 30     JUNE 30    MARCH 31
                                            ----------   ---------   ---------   ---------
Interest income...........................  $2,825,961   2,622,530   2,406,058   2,248,568
Interest expense..........................   1,558,278   1,453,354   1,311,562   1,220,278
                                            ----------   ---------   ---------   ---------
Net interest income.......................   1,267,683   1,169,176   1,094,496   1,028,290
Provision for loan losses.................     210,000      62,500      37,500      40,000
Non-interest income.......................      41,188      52,604      42,119      72,220
Non-interest expense......................     784,005     738,858     703,254     660,562
                                            ----------   ---------   ---------   ---------
Income before income tax..................     314,866     420,422     395,861     399,948
Income tax expense........................      52,711     141,000     124,000     117,751
                                            ----------   ---------   ---------   ---------
Net income................................  $  262,155     279,422     271,861     282,197
                                            ==========   =========   =========   =========
Basic earnings per share..................        0.10        0.11        0.10        0.11

[KMPG Peat Marwick LLP Logo]
1600 Market Street
Philadelphia, PA 19103-7212




                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Premier Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Premier Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


[KMPG Peat Marwick LLP Logo]


February 26, 1998

                             PREMIER BANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                  1997              1996
------------                                              ------------      ------------
Assets
Cash and due from banks.................................  $  4,307,164         2,124,076
Interest-bearing deposits...............................        85,823           206,313
Investment securities:
  Held to maturity (fair value $15,099,965 in 1997 and
     $13,677,299 in 1996)...............................    15,169,638        13,887,606
  Available for sale (amortized cost $62,355,084 in 1997
     and $52,889,364 in 1996)...........................    62,434,137        52,899,668
Loans held for sale.....................................       197,944                --
Loans receivable (net of allowance for loan losses of
  $1,360,148 in 1997 and $960,672 in 1996)..............   107,172,526        81,949,164
Accrued interest receivable.............................     1,451,899         1,115,650
Premises and equipment..................................     1,174,769           467,073
Real estate owned.......................................       638,286           389,253
Deferred taxes..........................................       404,906           298,281
Other assets............................................       486,348           325,704
Organizational costs....................................            --            24,000
                                                          ------------      ------------
Total assets............................................  $193,523,440       153,686,788
                                                          ============      ============

Commitments and contingencies (Note 15)

Liabilities and Shareholders' Equity
Deposits................................................  $143,603,202       118,093,242
Borrowings..............................................    34,842,740        23,640,568
Accrued interest payable................................     1,346,123         1,036,884
Other liabilities.......................................     1,797,538         1,973,301
Subordinated debt.......................................     1,500,000                --
                                                          ------------      ------------
Total liabilities.......................................   183,089,603       144,743,995

Shareholders' equity
Common stock -- $0.33 par value; 30,000,000 shares
  authorized; 2,630,340 and 2,604,303 shares issued and
  outstanding in 1997 and 1996..........................       876,780           868,128
Additional paid-in capital..............................     7,120,001         7,023,942
Retained Earnings.......................................     2,384,881         1,043,924
Unrealized net gain on securities available for sale....        52,175             6,799
                                                          ------------      ------------
Total shareholders' equity..............................    10,433,837         8,942,793
                                                          ------------      ------------
Total liabilities and shareholders' equity..............  $193,523,440       153,686,788
                                                          ============      ============

  The accompanying notes are an integral part of the consolidated financial statements.

                             PREMIER BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,                               1997             1996
--------------------------------                            -----------      -----------
Interest income:
  Loans...................................................  $ 8,753,303        6,387,392
  Federal funds sold and interest bearing deposits........       96,415          103,458
  Investments:
     Taxable..............................................    4,322,401        3,349,885
     Tax-exempt...........................................      276,573          262,382
                                                            -----------      -----------
Total interest income.....................................   13,448,692       10,103,117
                                                            -----------      -----------
Interest expense:
  Deposits................................................    5,896,500        4,587,766
  Borrowings..............................................    1,635,971          955,706
                                                            -----------      -----------
Total interest expense....................................    7,532,471        5,543,472
                                                            -----------      -----------
Net interest income.......................................    5,916,221        4,559,645
Provision for loan losses.................................      400,000          350,000
                                                            -----------      -----------
Net interest income after loan loss provision.............    5,516,221        4,209,645
Non-interest income:
  Service charges and other fees..........................      148,113          126,700
  Gain (loss) net, on sale of investment securities held
     for sale.............................................       14,818           (5,582)
  Gain on sale of loans held for sale.....................       20,500           87,013
  Loss on sale of real estate owned.......................      (33,504)              --
                                                            -----------      -----------
Total non-interest income.................................      149,927          208,131
Non-interest expense:
  Salaries and employee benefits..........................    1,784,876        1,346,300
  Occupancy...............................................      400,196          282,375
  Data processing.........................................      381,840          270,477
  Professional services...................................      282,449          221,923
  Marketing...............................................      163,975          170,834
  Amortization of organization costs......................       24,000           72,000
  Pennsylvania shares tax.................................       70,526           63,706
  Other...................................................      627,329          459,064
                                                            -----------      -----------
Total non-interest expense................................    3,735,191        2,886,679
                                                            -----------      -----------
Income before income tax..................................    1,930,957        1,531,097
Income tax expense........................................      590,000          435,462
                                                            -----------      -----------
Net income................................................  $ 1,340,957        1,095,635
                                                            ===========      ===========
Earnings per share:
  Basic...................................................  $      0.51             0.42
  Diluted.................................................         0.49             0.40
Weighted average number of shares outstanding:
  Basic...................................................    2,606,473        2,604,303
  Diluted.................................................    2,752,462        2,705,831

  The accompanying notes are an integral part of the consolidated financial statements.

                             PREMIER BANCORP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                -------------------------------------------------------------------
                                                                      UNREALIZED
                                                                    NET GAIN (LOSS)
                                           ADDITIONAL   RETAINED     ON SECURITIES        TOTAL
                                 COMMON     PAID-IN     EARNINGS       AVAILABLE      SHAREHOLDERS'
                                 STOCK      CAPITAL     (DEFICIT)      FOR SALE          EQUITY
                                --------   ----------   ---------   ---------------   -------------
Balance, December 31, 1995....  $868,128   7,023,942      (51,711)      (9,349)         7,831,010
Change in unrealized net gain
  on securities available for
  sale........................        --          --           --       16,148             16,148
Net income for year ended
  December 31, 1996...........        --          --    1,095,635           --          1,095,635
                                --------   ---------    ---------       ------         ----------
Balance, December 31, 1996....   868,128   7,023,942    1,043,924        6,799          8,942,793
                                ========   =========    =========       ======         ==========
Change in unrealized net gain
  on securities available for
  sale........................        --          --           --       45,376             45,376
Net income for year ended
  December 31, 1997...........        --          --    1,340,957           --          1,340,957
Fractional shares redeemed....       (27)       (454)          --           --               (481)
Stock issued for options
  exercised...................     8,679      96,513           --           --            105,192
                                --------   ---------    ---------       ------         ----------
Balance, December 31, 1997....  $876,780   7,120,001    2,384,881       52,175         10,433,837
                                ========   =========    =========       ======         ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                             PREMIER BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                  1997           1996
--------------------------------                              ------------   ------------
Operating activities:
  Net income................................................  $  1,340,957      1,095,635
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation expense....................................       174,031        119,941
    Provision for loan losses...............................       400,000        350,000
    Writedowns and losses on sale of real estate owned......        33,504             --
    Amortization of organization cost.......................        24,000         72,000
    Amortization of premiums and discounts on investment
     securities held to maturity............................        10,694         20,594
    Amortization of premiums and discounts on investment
     securities available for sale..........................       203,083        229,949
    (Gain) loss on sale of securities available for sale....       (14,818)         5,582
    Gain on sale of loans held for sale.....................       (20,500)       (87,013)
    Increase in accrued interest receivable.................      (336,249)      (289,512)
    Increase in deferred tax asset..........................      (130,000)       (23,650)
    (Increase) decrease in other assets.....................      (160,644)        79,606
    Increase in deferred loan fees..........................       150,085         21,314
    Increase in accrued interest payable....................       309,239         54,258
    (Increase) decrease in other liabilities................      (149,471)       625,235
    Loss on sale of equipment...............................            --          7,563
                                                              ------------   ------------
Net cash provided by operating activities...................     1,833,911      2,281,502
                                                              ------------   ------------
Investing activities:
  Proceeds from sale of securities available for sale.......    29,024,898     29,732,585
  Repayment on securities available for sale................    10,965,988      9,225,645
  Purchase of securities available for sale.................   (49,644,870)   (54,420,855)
  Repayment on securities held to maturity..................     3,707,274      2,859,984
  Purchase of securities held to maturity...................    (5,000,000)    (5,981,250)
  Net increase in loans receivable..........................   (26,737,265)   (22,588,404)
  Originations of loans held for sale.......................    (2,329,594)    (6,284,725)
  Proceeds from sale of loans held for sale.................     2,152,150      7,334,638
  Proceeds from sale of premises and equipment..............            --          1,350
  Proceeds from sale of real estate owned...................       681,282             --
  Purchases of premises and equipment.......................      (881,727)      (293,653)
                                                              ------------   ------------
Net cash used in investing activities.......................   (38,061,864)   (40,414,685)
                                                              ------------   ------------
Financing activities:
  Net increase in deposits..................................    25,509,960     25,286,040
  Net increase in borrowings less than 90 days..............     1,202,172      7,614,454
  Increase in borrowings greater than 90 days...............    15,000,000      5,000,000
  Repayment of borrowings greater than 90 days..............    (5,000,000)            --
  Proceeds from subordinated debt...........................     1,500,000             --
  Proceeds from exercised stock options.....................        78,900             --
  Redemption of fractional shares of common stock...........          (481)            --
                                                              ------------   ------------
Net cash provided by financing activities...................    38,290,551     37,900,494
                                                              ------------   ------------
Increase in cash and cash equivalents.......................     2,062,598       (232,689)
Cash and cash equivalents:
  Beginning of period.......................................     2,330,389      2,563,078
                                                              ------------   ------------
  End of year...............................................     4,392,987      2,330,389
                                                              ============   ============
Composed of:
  Cash and due from banks...................................     4,307,164      2,124,076
  Interest bearing deposits.................................        85,823        206,313
                                                              ------------   ------------
Total cash and cash equivalents.............................  $  4,392,987      2,330,389
                                                              ============   ============
Supplemental disclosures:
  Cash payments for:
    Interest expense........................................  $  7,223,232      5,489,214
    Taxes...................................................       800,000        442,882

  The accompanying notes are an integral part of the consolidated financial statements.

                                       30

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

     Premier Bancorp, Inc. ("PBI") was incorporated under the laws of the Commonwealth of Pennsylvania on July 15, 1997. In accordance with this reorganization, each share of the Bank's common stock previously outstanding was automatically converted into one share of the Company's common stock. The Company was reorganized as a one bank holding company of Premier Bank (the "Bank") on November 17, 1997. Premier Bancorp, Inc. through its subsidiary bank, Premier Bank, provides a full range of banking services to individual and corporate customers through its branch banking system located in Bucks and Northampton Counties in Pennsylvania. Premier Bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia (the "Fed") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to competition from other financial institutions and other financial services companies with respect to these services and customers. PBI is also subject to the regulations of certain federal agencies and undergoes periodic examinations by such regulatory authorities.

  Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of PBI and its wholly owned subsidiary, Premier Bank. Such statements have been prepared in accordance with generally accepted accounting principles and general practice within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income.

  Use of Estimates

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses.

  Investment Securities

     Debt and equity securities are classified as either held to maturity securities ("HTM") or as available for sale ("AFS") securities. Investment securities that PBI has the positive intent and ability to hold to maturity can be classified as held to maturity securities and reported at amortized cost. Investment securities not classified as held to maturity nor held for the purpose of trading in the near term are classified as available for sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. The Bank does not engage in any trading activities. Management determines the appropriate classification of securities at the time of purchase.

     AFS securities include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market interest rates and related changes in the securities' prepayment risk or to meet liquidity needs. The majority of the Company's investment portfolio is classified as available for sale.

     Premiums and discounts on debt securities are recognized in interest income using a constant yield method. Gains and losses on sales of investment securities are computed on the specific identification basis and included in non-interest income based on trade date.

     Equity securities are limited to stocks owned in the Federal Reserve Bank of Philadelphia, the Federal Home Loan Bank of Pittsburgh (the "FHLB") and Atlantic Central Bankers Bank.

                             PREMIER BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Loans

     Loans are stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income is accrued on the principal amount outstanding. Loan origination fees and related direct costs are deferred and amortized to income over the term of the respective loan and loan commitment period as a yield adjustment.

     Non-accrual loans are those on which the accrual of interest has ceased. Commercial loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower's ability to make periodic principal and interest payments has returned to normal (i.e. -- brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and the underlying collateral is deemed sufficient to cover principal and interest. Consumer loans are not automatically placed on non-accrual status when principal or interest payments are 90 days past due, but; in most instances, are charged-off when deemed uncollectible or after reaching 120 days past due.

     Residential mortgages held for sale are carried at the lower of aggregate cost or market value. Gains and losses on residential mortgages held for sale are included in non-interest income. The servicing of such loans is released to the purchaser upon sale.

  Allowance for Loan Losses

     The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and foreseeable risk characteristics of the existing loan portfolio. Management's judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.

     Significant estimates are made by management in determining the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond PBI's control, it is at least reasonably possible that management's estimates of the allowance for loan losses, and actual results could differ in the near term.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

     Recognition of impairment in the performance of a loan is required when it is probable that all amounts, including both principal and interest, will not be collected in accordance with the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Impairment criteria are applied to the loan portfolio exclusive of smaller homogeneous loans such as consumer loans which are evaluated collectively for impairment.

                             PREMIER BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Premises and Equipment

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows: leasehold improvements -- lesser of useful life or lease term, equipment -- 5 to 10 years, and software -- 5 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses upon disposition are reflected in earnings as realized. Land is carried at cost.

  Real Estate Owned

     Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Other real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of the properties are capitalized while holding expenses related to the operation and maintenance of properties are expensed as incurred. Gains and losses upon disposition are reflected in earnings as realized.

  Income Taxes

     PBI and its subsidiary file a consolidated Federal income tax return and the amount of income tax expense or benefit is computed and allocated on a separate return basis. To provide for income taxes, PBI uses the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period which includes the enactment date.

  Stock Options

     PBI accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such , compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, PBI adopted Statement No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, Statement No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for stock option grants made in 1995 and future years as if the fair-value based method defined in Statement No. 123 had been applied. PBI has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement No. 123.

  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, "Earnings Per Share". Statement No. 128 was designed to simplify the computation of earnings per share and requires disclosure of "basic earnings per share" and, if applicable, "diluted earnings per share". Restatement of all prior period earnings per share data is required upon adoption. The Statement, which was adopted on December 31, 1997, did not have a material impact on the reported earnings per share of the Company.

                             PREMIER BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding, after giving retroactive effect to the three-for-one stock split effected on December 31, 1997. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices over the fiscal year.

  Statement of Cash Flows

     Cash and cash equivalents for purposes of this statement consist of cash and due from banks, interest-bearing deposits, and overnight fed funds sold.

  Reporting Comprehensive Income

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that the components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement, but requires that an enterprise display an amount representing comprehensive income for the period in that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The impact of this Statement, if any, on the Company would be to require additional disclosures in the Company's financial statements.

  Operating Segment Disclosure

     In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. The impact, if any, of the Statement on the Company would be to require additional disclosures in the Company's financial statements.

  Employers' Disclosures about Pension and Other Postretirement Benefits

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of Statement 87, "Employers' Accounting for Pensions", Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". Statement No. 132 is applicable to all entities. This Statement standardizes the disclosure requirements of Statement Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement recognition provisions of Statement Nos. 87, 88, and 106. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of information not available. The impact, if any, of this Statement on the Company would be to require additional disclosures in the Company's financial statements.

                             PREMIER BANCORP, INC.

NOTE 2 -- STOCK SPLIT

     On December 31, 1997, PBI effected a three-for-one stock split to shareholders of record as of December 31, 1997 which changed the par value from $1.00 to $.33 per share. The number of shares and per share amounts have been restated to reflect this event.

NOTE 3 -- CASH AND DUE FROM BANKS

     The Bank is required to maintain certain daily average reserve balances in accordance with Federal Reserve Board and Atlantic Central Bankers Bank requirements. The reserve balances maintained in accordance with such requirements as of December 31, 1997 were $751,000 and $300,000, respectively.

NOTE 4 -- INVESTMENT SECURITIES

     The amortized cost and estimated fair values of investment securities at December 31, 1997 and 1996 were as follows:

                                                 GROSS        GROSS      ESTIMATED
                                  AMORTIZED    UNREALIZED   UNREALIZED      FAIR       CARRYING
DECEMBER 31, 1997                   COST         GAINS        LOSSES       VALUE        VALUE
-----------------                -----------   ----------   ----------   ----------   ----------
HELD TO MATURITY
Mortgage-backed securities.....  $ 3,183,768        384       (40,437)    3,143,715    3,183,768
U.S. government agency
  obligations..................   11,985,870      1,250       (30,870)   11,956,250   11,985,870
                                 -----------    -------      --------    ----------   ----------
                                  15,169,638      1,634       (71,307)   15,099,965   15,169,638
AVAILABLE FOR SALE
Mortgage-backed securities.....   50,131,927    113,350      (124,047)   50,121,230   50,121,230
State and municipal
  securities...................   10,326,107     80,394        (3,644)   10,402,857   10,402,857
Equity securities..............    1,780,050     13,000            --     1,793,050    1,793,050
Other debt securities..........      117,000         --            --       117,000      117,000
                                 -----------    -------      --------    ----------   ----------
                                  62,355,084    206,744      (127,691)   62,434,137   62,434,137
                                 -----------    -------      --------    ----------   ----------
TOTAL INVESTMENT SECURITIES....  $77,524,722    208,378      (198,998)   77,534,102   77,603,775
                                 ===========    =======      ========    ==========   ==========

                                                 GROSS        GROSS      ESTIMATED
                                  AMORTIZED    UNREALIZED   UNREALIZED      FAIR       CARRYING
DECEMBER 31, 1996                   COST         GAINS        LOSSES       VALUE        VALUE
-----------------                -----------   ----------   ----------   ----------   ----------
HELD TO MATURITY
Mortgage-backed securities.....  $ 3,910,165         --       (63,179)    3,846,986    3,910,165
U.S. government agency
  obligations..................    9,977,441         --      (147,128)    9,830,313    9,977,441
                                 -----------    -------      --------    ----------   ----------
                                  13,887,606         --      (210,307)   13,677,299   13,887,606
AVAILABLE FOR SALE
Mortgage-backed securities.....   44,212,778     84,412      (107,141)   44,190,049   44,190,049
State and municipal
  securities...................    6,662,286     37,967        (4,934)    6,695,319    6,695,319
Equity securities..............    1,897,300         --            --     1,897,300    1,897,300
Other debt securities..........      117,000         --            --       117,000      117,000
                                 -----------    -------      --------    ----------   ----------
                                  52,889,364    122,379      (112,075)   52,899,668   52,899,668
                                 -----------    -------      --------    ----------   ----------
TOTAL INVESTMENT SECURITIES....  $66,776,970    122,379      (322,382)   66,576,967   66,787,274
                                 ===========    =======      ========    ==========   ==========

                             PREMIER BANCORP, INC.

NOTE 4 -- INVESTMENT SECURITIES -- (CONTINUED)

     The amortized cost and estimated fair value of debt securities AFS and HTM by contractual maturity at December 31, 1997 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                         INVESTMENT SECURITIES      INVESTMENT SECURITIES
                                            HELD TO MATURITY         AVAILABLE FOR SALE
                                        ------------------------   -----------------------
                                         AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                                           COST       FAIR VALUE      COST      FAIR VALUE
                                        -----------   ----------   ----------   ----------
Due in one year or less...............  $ 1,184,645    1,169,742    8,140,367    8,138,630
Due after one year through five
  years...............................    2,891,860    2,861,810   19,422,949   19,418,808
Due after five years through ten
  years...............................    3,092,861    3,075,644   12,070,609   12,068,055
Due after 10 years....................    8,000,272    7,992,769   22,721,159   22,808,644
                                        -----------   ----------   ----------   ----------
Total.................................  $15,169,638   15,099,965   62,355,084   62,434,137
                                        ===========   ==========   ==========   ==========

     Proceeds from sales of investment securities AFS are as follows:

                                                    1997          1996
                                                 -----------   -----------
Proceeds.......................................  $29,024,898    29,732,585
Gross gains....................................       69,028        54,632
Gross losses...................................       54,210        60,214

NOTE 5 -- LOANS

                                                     1997          1996
                                                 ------------   ----------
Real estate-farmland...........................  $    500,000           --
Real estate-construction.......................     1,188,288    1,952,730
Real estate-residential........................    22,965,889   19,665,913
Real estate-multifamily........................     1,948,943    1,137,649
Real estate-commercial.........................    72,372,260   52,731,559
Consumer.......................................       797,671      735,124
Commercial.....................................     9,084,458    6,861,611
                                                 ------------   ----------
Total loans....................................   108,857,509   83,084,586
Unearned income................................       324,835      174,750
Allowance for loan losses......................     1,360,148      960,672
                                                 ------------   ----------
Total loans, net...............................  $107,172,526   81,949,164
                                                 ============   ==========

     Loans secured by real estate totaled $98,975,380 and $75,487,851 at December 31, 1997 and 1996, respectively, and represented 91% of total loans in both years. Real estate commercial loans include all loans collateralized at least in part by commercial real estate. These loans are generally for commercial real estate investment transactions.

     At December 31, 1997, the recorded investment in loans for which impairment has been recognized totaled $497,734 and $870,961, respectively, of which $497,734 and $507,140 related to loans with a corresponding valuation allowance of approximately $50,823 and $126,785. Most of the loans identified as impaired are collateral-dependent. For the years ended December 31, 1997 and 1996, the average recorded investment in impaired loans was approximately $502,792 and $651,165.

                             PREMIER BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- LOANS -- (CONTINUED)
No interest income was recognized on these loans in 1997. In 1996, $10,101 of interest income was recorded on impaired loans. Included within the loan portfolio are loans on non-accrual status of $497,734 and $870,961 at December 31, 1997 and 1996, respectively. If interest had been accrued throughout the period, interest income for the years ended December 31, 1997, and 1996, would have increased approximately $51,900 and $80,434, respectively. There was no interest income on these loans included in net income in 1997. In 1996, $10,101 in interest income was recorded on non-accrual loans.

     PBI generally lends in the Greater Philadelphia region with a majority of its borrowers living in communities surrounding its three branches. To a large extent PBI makes loans collateralized at least in part by real estate. Accordingly, its lending activities could be affected by changes in the general economy, the regional economy, or real estate values.

NOTE 6 -- ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is shown below:

DECEMBER 31,                                        1997        1996
------------                                     ----------   --------
Balance at beginning of year...................  $  960,672    738,313
Charge-offs....................................        (524)  (127,641)
Provision for loan losses......................     400,000    350,000
                                                 ----------   --------
Balance at end of year.........................  $1,360,148    960,672
                                                 ==========   ========

NOTE 7 -- PREMISES AND EQUIPMENT

     Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

DECEMBER 31,                                         1997       1996
------------                                      ----------   -------
Land............................................  $  254,761        --
Leasehold improvements..........................     372,883   104,865
Furniture, fixtures and equipment...............     980,128   621,180
                                                  ----------   -------
Book value......................................   1,607,772   726,045
Accumulated depreciation and amortization.......     433,003   258,972
                                                  ----------   -------
Net book value..................................  $1,174,769   467,073
                                                  ==========   =======

     Depreciation and amortization expense on premises and equipment amounted to $174,031 and $119,941, for the years ended December 31, 1997, and 1996, respectively.

     The Company leases all facilities from which it currently operates. Rental expense on operating leases amounted to approximately $180,797 and $143,175 for the years ended December 31, 1997 and 1996, respectively. Most leases have options for renewal. Required minimum annual rentals due on non-cancelable leases expiring after one year approximate $238,680 in the aggregate at December 31, 1997. Future minimum annual rental payments due on non-cancelable leases for each of the years 1998 through 2002 are approximately $183,101, $59,670, $59,670, $59,670 and $59,670, respectively.

                             PREMIER BANCORP, INC.

NOTE 8 -- DEPOSITS

DECEMBER 31,                                          1997                               1996
------------                            --------------------------------   --------------------------------
                                        WEIGHTED                           WEIGHTED
                                        AVERAGE                            AVERAGE
                                        INTEREST                   % OF    INTEREST                   % OF
                                          RATE        AMOUNT      TOTAL      RATE        AMOUNT      TOTAL
                                          ----     ------------   ------     ----     ------------   ------
Interest checking.....................    2.62%    $ 10,847,705     7.56%    2.52%    $  7,341,202     6.22%
Money market..........................    2.57%       1,667,282     1.16%    2.56%       1,441,254     1.22%
Savings...............................    3.90%      45,551,504    31.72%    4.16%      41,055,794    34.77%
Time..................................    5.66%      73,959,391    51.50%    5.58%      59,486,279    50.37%
                                          ----     ------------   ------     ----     ------------   ------
  Total interest bearing deposits.....    4.76%     132,025,882    91.94%    4.80%     109,324,529    92.58%
                                          ====                               ====
Non-interest bearing deposits.........               11,577,320     8.06%                8,768,713     7.42%
                                                   ------------   ------              ------------   ------
Total deposits........................             $143,603,202   100.00%             $118,093,242   100.00%
                                                   ============   ======              ============   ======

     Time deposits of less than $100,000 by date of maturity are as follows:

1998...........................................  $39,982,784
1999...........................................   15,211,325
2000...........................................    3,702,313
2001...........................................      514,937
2002...........................................      471,381
2003 and thereafter............................        2,051
                                                 -----------
                                                 $59,884,791
                                                 ===========

     Time deposits of $100,000 or more by date of maturity are as follows:

1998...........................................  $10,464,984
1999...........................................    2,888,738
2000...........................................      519,365
2001...........................................           --
2002...........................................      201,513
2003 and thereafter............................           --
                                                 -----------
                                                 $14,074,600
                                                 ===========

     Accrued interest payable on deposits amounted to $1,231,662 and $946,105 at December 31, 1997 and 1996, respectively.

     Interest expense on deposits is as follows:

DECEMBER 31,                                       1997        1996
------------                                    ----------   ---------
Interest checking.............................  $  224,223     150,797
Money Market..................................      54,087      47,835
Savings.......................................   1,648,694   1,508,191
Time..........................................   3,969,496   2,880,943
                                                ----------   ---------
Total interest expense on deposits............  $5,896,500   4,587,766
                                                ==========   =========

                             PREMIER BANCORP, INC.

NOTE 9 -- BORROWINGS

DECEMBER 31,                                          1997                     1996
------------                                 ----------------------   ----------------------
                                                           WEIGHTED                 WEIGHTED
                                                           AVERAGE                  AVERAGE
                                               AMOUNT        RATE       AMOUNT        RATE
                                             -----------     ----     -----------     ----
Short-term:
Securities sold under agreement to
  repurchase (1)...........................  $18,345,740     5.54%    $2l,973,568     5.70%
Other (2)..................................    1,497,000     6.31%      1,667,000     6.44%
                                             -----------     ----     -----------     ----
                                              19,842,740     5.59%     23,640,568     5.75%
Long-term:
Federal Home Loan Bank advances (3)........   15,000,000     5.42%             --       --
                                             -----------     ----     -----------     ----
Total borrowings...........................  $34,842,740     5.52%    $23,640,568     5.75%
                                             ===========     ====     ===========     ====

------------------

(1) At December 31, 1997 securities sold under agreement to repurchase consisted of $12,500,000 in borrowings from the Federal Home Loan Bank (the "FHLB") which mature within 90 days and $5,845,740 in borrowings from customers which mature overnight. At December 31, 1996 borrowings from the FHLB and customers were $21,100,000 and $873,568, respectively. All borrowings from the FHLB are secured by a blanket lien against all of the Bank's assets.

(2) Other consists of overnight borrowings from Atlantic Central Bankers Bank.

(3) Long-term FHLB advances are detailed as follows:

                                                 1997                        INTEREST
DECEMBER 31,                                    AMOUNT           DUE           RATE
------------                                  -----------      --------      --------
Issued 9/25/97..........................      $ 5,000,000       9/25/02        5.45%
Issued 10/17/97.........................        5,000,000      10/17/02        5.47%
Issued 11/19/97.........................        5,000,000      11/19/02        5.34%
                                              -----------
                                              $15,000,000
                                              ===========

     The above long-term advances are subject to repricing every six months at which time the issuer may convert the borrowing to a variable rate if current rates are higher. Should the issuer convert the borrowing, the Company may prepay the debt without penalty.

     Accrued interest on borrowings amounted to $114,461 and $90,779 at December 31, 1997 and 1996, respectively.

DECEMBER 31,                                        1997             1996
------------                                     -----------      ----------
Short-term:
Average balance outstanding....................  $24,007,462      17,003,164
Maximum amount outstanding at any month-end
  during the period............................   31,329,745      17,940,711
Weighted average interest rate during the
  period.......................................         5.65%           5.62%

     At December 31, 1997, the Bank has a $2,000,000 unsecured fed funds line of credit with Atlantic Central Bankers Bank and a $58,704,000 borrowing limit at the FHLB. At December 31, 1997, the Bank had unused borrowing capacity of $503,000 and $31,204,000 from Atlantic Central Bankers Bank and the FHLB, respectively.

                             PREMIER BANCORP, INC.

NOTE 10 -- SUBORDINATED DEBT

     On January 9, 1997, the Bank borrowed $1,500,000 from Pennsylvania National Bank and Trust Company for the purpose of funding its continued growth and to assist in the maintenance of certain regulatory capital ratios. The loan is unsecured and matures on January 12, 2012. The term note carries an annually adjustable rate based upon the one-year Treasury index plus 240 basis points. At December 31, 1997 the interest rate on the subordinated debt was 8.01%. The note requires monthly interest payments for the first ten years with principal payments beginning in the eleventh year with full amortization by the maturity date.

NOTE 11 -- EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                                        FOR THE YEAR ENDED DECEMBER 31, 1997
                                                        -------------------------------------
                                                                                   PER SHARE
                                                        NET INCOME      SHARES       AMOUNT
                                                        -----------   ----------   ----------
Basic earnings per share..............................  $1,340,957    2,606,473      $0.51
Effect of dilutive stock options......................          --      145,989         --
                                                        ----------    ---------      -----
Diluted earnings per share............................  $1,340,957    2,752,462      $0.49
                                                        ==========    =========      =====



                                                        FOR THE YEAR ENDED DECEMBER 31, 1996
                                                        -------------------------------------
                                                                                   PER SHARE
                                                        NET INCOME      SHARES       AMOUNT
                                                        -----------   ----------   ----------
Basic earnings per share..............................  $1,095,635    2,604,303      $0.42
Effect of dilutive securities:
  Stock options.......................................          --      101,528         --
                                                        ----------    ---------      -----
Diluted earnings per share............................  $1,095,635    2,705,831      $0.40
                                                        ==========    =========      =====

     Earnings per share was calculated on the basis of weighted average number of shares after giving retroactive effect to the three-to-one stock split distributed on December 31, 1997. Options to purchase 662,172 and 476,739 shares of common stock were outstanding at December 31, 1997 and 1996, respectively. The dilutive effect of such options using the treasury method was included in the computation of diluted earnings per share.

NOTE 12 -- INCOME TAXES

     The components of the provision for income taxes are as follows:

YEAR ENDED DECEMBER 31,                               1997          1996
-----------------------                             --------      --------
Current tax expense...............................  $720,000       459,112
Deferred income tax benefit.......................  (130,000)      (23,650)
                                                    --------      --------
Income tax expense................................  $590,000       435,462
                                                    ========      ========

                             PREMIER BANCORP, INC.

NOTE 12 -- INCOME TAXES -- (CONTINUED)

     At December 31, 1997 and 1996, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

YEAR ENDED DECEMBER 31,                               1997          1996
-----------------------                             --------      --------
Deferred tax assets:
  Allowance for possible loan loss................  $439,812       303,812
  Start-up and organization costs.................     8,217        13,600
  Other...........................................     7,509         5,004
                                                    --------      --------
Deferred tax assets...............................   455,538       322,416
Deferred tax liabilities:
  Unrealized net gain on securities available for
     sale.........................................   (26,878)       (3,503)
  Depreciation....................................   (23,754)      (20,632)
                                                    --------      --------
Net deferred tax asset............................  $404,906       298,281
                                                    ========      ========

     The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that PBI will realize the benefits of these deferred tax assets.

     A reconciliation of income tax expense in the accompanying statements of operations with the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

YEAR ENDED DECEMBER 31,                               1997          1996
-----------------------                             --------      --------
Tax expense at 34% rate...........................  $656,525       520,573
Interest from tax exempt loans and investments....  (109,117)      (89,784)
Other, net........................................    42,592         4,673
                                                    --------      --------
Income tax expense................................  $590,000       435,462
                                                    ========      ========

NOTE 13 -- EMPLOYEE BENEFIT PLANS

     PBI maintains a defined contribution savings plan covering substantially all employees. The plan allows eligible employees to make contributions by salary reduction pursuant to the provisions of 401(k) of the Internal Revenue Code. Discretionary matching contributions by the Bank expensed in the financial statements for 1997 and 1996 were $33,702 and $26,818, respectively.

NOTE 14 -- STOCK OPTIONS

     In connection with its initial stock offering, the Bank issued options to purchase common stock to certain incorporators, directors, officers, and institutional investors. The options are exercisable at a price of $3.03 per share and expire April 23, 2002. The options are transferable and contain certain customary anti-dilution clauses in the case of certain events. At December 31, 1997 and 1996, 437,307 and 463,344 options were issued and outstanding, respectively.

     In addition, the Bank adopted, in 1995, a stock option program whereby up to 300,000 options may be granted to employees or directors based on a discretionary incentive program. The exercise price of options granted under this program are to be at the fair value of common stock as of the grant date. Options expire ten years from the date of grant with vesting periods, if any, determined by the Board of Directors. In January 1996, 13,395 options were granted under this program at an exercise price of $3.67 per share and were immediately vested. In January 1997, 211,470 options were granted

                             PREMIER BANCORP, INC.

NOTE 14 -- STOCK OPTIONS -- (CONTINUED)
under this plan at an exercise price of $5.00 per share of which 130,470 were immediately vested and 81,000 subject to a four year vesting period.

     Stock option activity during the periods indicated is as follows:

                                                            WEIGHTED
                                                             AVERAGE
                                                NUMBER OF   EXERCISE       RANGE OF
                                                 OPTIONS      PRICE     EXERCISE PRICE
                                                ---------   ---------   --------------
December 31, 1995.............................   463,344      $3.03            3.03
  Granted.....................................    13,395       3.67              --
                                                 -------      -----       ---------
December 31, 1996.............................   476,739       3.05       3.03-3.67
  Granted.....................................   211,470       5.00
  Exercised...................................   (26,037)      3.03
                                                 -------      -----       ---------
December 31, 1997.............................   662,172      $3.67       3.03-5.00
                                                 =======      =====       =========

     At December 31, 1997, the number of options exercisable was 581,172. The weighted average exercise price of those options was $3.49 per share and the weighted average remaining contractual life of outstanding options was 5.5 years.

     In January 1998, 15,030 incentive options were granted under the 1995 plan at an exercise price of $6.00 per share expiring January 2008.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", provides an alternative method of accounting for stock-based compensation arrangements. This method is based on the fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and PBI's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." The Financial Accounting Standards Board encourages entities to adopt the fair value based method, but does not require the adoption of this method.

     PBI applies APB No. 25 and related Interpretations in accounting for the Plan. The fair value of each option grant using the Black-Scholes option pricing model was $3.45 and $1.91 in 1997 and 1996, respectively. The following assumptions were used for grants in 1997 and 1996: no dividends for both years; risk-free interest rates of 6.40% and 6.72% for 1997 and 1996 options, respectively; and expected lives of ten years for both years. Had compensation cost for the Plan been determined consistent with Statement No. 123, PBI's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

DECEMBER 31,                                         1997            1996
------------                                      ----------      ----------
Net income
  As reported...................................  $1,340,957       1,095,635
  Pro forma.....................................     890,835       1,070,007
Basic earnings per share
  As reported...................................        0.51            0.42
  Pro forma.....................................        0.34            0.41
Diluted earnings per share
  As reported...................................        0.49            0.40
  Pro forma.....................................        0.32            0.40

                             PREMIER BANCORP, INC.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and stand-by letters of credit is represented by the contractual or notional amount of those instruments.

     Financial instruments whose contract amounts represent credit risk at December 31, 1997 and 1996 are as follows:

                                                  CONTRACT OR NOTIONAL AMOUNT
                                                  ----------------------------
                                                      1997             1996
                                                  ------------      ----------
Commitments to extend credit....................  $10,994,649       7,592,000
Stand-by letters of credit......................    1,160,062       1,073,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include inventory, property, plant and equipment, and income producing commercial properties. The commitments at December 31, 1997 were principally to originate commercial loans and other loans secured by real estate.

     Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Most guarantees extend for one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The amount of collateral received on loan commitments and on stand-by letters of credit is dependent upon the individual transaction and the creditworthiness of the customer.

CONCENTRATIONS OF CREDIT RISK

     The Bank's loan portfolio represents loans principally made in the Bucks and Northampton County areas in Pennsylvania which are secured by both residential and commercial real estate. Accordingly, the Bank's primary concentration of credit risk is related to the real estate market in the Bucks and Northampton County areas. The ultimate collectibility of this portion of the Bank's portfolio is susceptible to changes in local market conditions, and therefore, dependent upon the local economic environment. In addition, loan concentrations are also considered to exist when there are amounts loaned or committed to be loaned to a multiple number of borrowers engaged in similar activities which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. Though the Bank views many of its loans as made to individuals or, secured by residential real estate, the Bank's loan portfolio contains many borrowers who are employed in various professions such as, the medical, dental, legal and real estate professions.

                             PREMIER BANCORP, INC.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

LEGAL PROCEEDINGS

     As of December 31, 1997, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiary are a party or by which any of their property is in the subject.

NOTE 16 -- RELATED PARTY TRANSACTIONS

     As a matter of policy, the Bank does not extend credit to employees, officers or directors. The following table presents the amount due from one of the Bank's directors. This loan was made prior to this individual's election to the Board of Directors. This loan was made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Also, this loan did not involve a more than normal risk of collectibility or present any other unfavorable features.

Balance, December 31, 1996...............................  $ 316,158
Repayments...............................................   ( 18,744)
                                                           ---------
Balance, December 31, 1997...............................  $ 297,414
                                                           =========

     The outstanding loan balance was repaid in January 1998.

     The Bank's offices in Doylestown and Easton are owned by Norbuck Associates (Norbuck), a Pennsylvania limited partnership consisting of several directors of the Bank. The leases with Norbuck have an initial term expiring December 31, 1998. Rent paid to Norbuck in 1997 and 1996 was $117,368 and $113,954, respectively.

NOTE 17 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     PBI is required to disclose estimated fair values for its financial instruments, whether or not recognized in the balance sheet. For PBI, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments.

     Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions regarding the amount and timing of estimated future cash flows which are discounted to reflect varying degrees of risk. Given the uncertainties surrounding these assumptions, the reported fair values may not represent actual values of financial instruments that could have been realized as of year-end or that will be realized in the future. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

     The fair value of non-interest bearing demand deposits, interest checking accounts, money market accounts and savings accounts is equal to the carrying amount because these deposits have no stated maturity. This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence the values below may distort the actual fair value of a banking organization that is a going concern.

                             PREMIER BANCORP, INC.

NOTE 17 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS --  (CONTINUED)

     The estimated fair values and carrying amounts are summarized as follows:

                                        DECEMBER 31, 1997            DECEMBER 31, 1996
                                    --------------------------   -------------------------
                                     ESTIMATED      CARRYING      ESTIMATED     CARRYING
                                     FAIR VALUE      AMOUNT      FAIR VALUE      AMOUNT
                                    ------------   -----------   -----------   -----------
FINANCIAL ASSETS:
Cash and due from banks...........  $  4,307,164     4,307,164     2,124,076     2,124,076
Interest-bearing deposits.........        85,823        85,823       206,313       206,313
Investment securities:
  Available for sale..............    62,434,137    62,434,137    52,899,668    52,899,668
  Held to maturity................    15,099,965    15,169,638    13,677,299    13,887,606
Loans held for sale...............       199,344       197,944            --            --
Net loans.........................   108,225,722   107,172,526    83,824,718    81,949,164
Accrued interest receivable.......     1,451,899     1,451,899     1,115,650     1,115,650
                                    ------------   -----------   -----------   -----------
Total financial assets............  $191,804,054   190,819,131   153,847,724   152,182,477
                                    ============   ===========   ===========   ===========

FINANCIAL LIABILITIES:
Deposits with no stated
  maturities......................  $ 69,643,811    69,643,811    58,606,963    58,606,963
Deposits with stated maturities...    76,482,989    73,959,391    59,592,618    59,486,279
Borrowings........................    33,629,286    34,842,740    24,646,883    23,640,568
Subordinated debt.................     1,500,000     1,500,000            --            --
Accrued interest payable..........     1,346,123     1,346,123     1,036,884     1,036,884
                                    ------------   -----------   -----------   -----------
Total financial liabilities.......  $182,602,209   181,292,065   143,883,348   142,770,694
                                    ============   ===========   ===========   ===========

     The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 1997 and 1996.

     Cash and due from banks and Federal funds sold: Current carrying amounts approximate estimated fair value.

     Investment securities: Current quoted market prices were used to determine fair value.

     Loans: Fair values were estimated using the present value of the estimated cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Deposit liabilities: The fair value of deposits with no stated maturity (i.e. demand deposits, interest checking accounts, money market accounts and savings accounts) are by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). Deposits with a stated maturity (time deposits) have been valued using the present value of cash flows discounted at rates approximating the current market for similar deposits.

     Borrowings: Borrowings have been valued using the present value of cash flows discounted at rates approximating the current market for similar liabilities.

     Off-balance-sheet instruments: Off-balance-sheet instruments are primarily comprised of loan commitments which are generally priced at market at the time of funding. Fees on commitments to extend credit and standby letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 1997 and 1996 loan commitments were $10,994,649 and $7,592,000, respectively. Stand-by letters of credit were $1,160,062 and $1,073,000 at December 31, 1997 and 1996, respectively.

                             PREMIER BANCORP, INC.

NOTE 18 -- PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31,                                                    1997             1996
------------                                                 -----------      ----------
Assets
Cash on deposit with subsidiary............................  $    78,900              --
Investment in subsidiary...................................   10,328,645       8,942,793
Other......................................................       26,292              --
                                                             -----------      ----------
  Total assets.............................................  $10,433,837       8,942,793
                                                             ===========      ==========
Liabilities and shareholders' equity:
Shareholders' equity:
Common stock...............................................  $ 7,996,781       7,892,070
Retained Earnings..........................................    2,384,881       1,043,924
Unrealized gains on securities available for sale..........       52,175           6,799
                                                             -----------      ----------
  Total shareholders' equity...............................   10,433,837       8,942,793
                                                             -----------      ----------
Total liabilities and shareholders' equity.................  $10,433,837       8,942,793
                                                             ===========      ==========

CONDENSED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,                                1997             1996
--------------------------------                             -----------      ----------
Equity in undistributed income of subsidiary...............  $ 1,340,957       1,095,635
                                                             -----------      ----------
Other......................................................          693              --
                                                             -----------      ----------
Total income...............................................    1,341,650       1,095,635
                                                             -----------      ----------
Interest Expense...........................................          513              --
Other expenses.............................................          180              --
                                                             -----------      ----------
Total expense..............................................          693              --
                                                             -----------      ----------
Income before taxes........................................    1,340,957       1,095,635
Income tax expense.........................................           --              --
                                                             -----------      ----------
Net income.................................................  $ 1,340,957       1,095,635
                                                             ===========      ==========

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,                                1997             1996
--------------------------------                             -----------      ----------
Cash flows from operating activities:
Net income.................................................  $ 1,340,957       1,095,635
Deduct items not affecting cash flows:
  Equity in undistributed income of subsidiary.............   (1,340,957)     (1,095,635)
                                                             -----------      ----------
Net cash provided from operating activities................           --              --
Cash flows from financing activities:
Proceeds from exercised stock options......................       78,900              --
                                                             -----------      ----------
Net cash provided from financing activities................       78,900              --
                                                             -----------      ----------
Net increase in cash and cash equivalents..................       78,900              --
Cash and cash equivalents at beginning of year.............           --              --
                                                             -----------      ----------
Cash and cash equivalensts at end of year..................  $    78,900              --
                                                             ===========      ==========

                             PREMIER BANCORP, INC.

NOTE 19 -- REGULATORY RESTRICTIONS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain certain minimum amounts and ratios to be considered adequately capitalized (set forth in the table below). Management believes that the Bank meets, as of December 31, 1997 and 1996, all capital adequacy requirements to which it is subject. As of September 30, 1996, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions of Section 3b of the Federal Deposit Insurance Act. There are no calculations or events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below.

     The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                             TO BE WELL
                                                                                             CAPITALIZED
                                                                      FOR CAPITAL       UNDER THE CORRECTIVE
                                                  ACTUAL           ADEQUACY PURPOSES      ACTION PROVISION
                                            -------------------   -------------------   ---------------------
                                              AMOUNT      RATIO     AMOUNT      RATIO      AMOUNT      RATIO
                                            -----------   -----   -----------   -----   ------------   ------
As of December 31, 1997:
Total capital to risk-weighted assets.....  $13,136,619   10.88%  $ 9,658,880    8.00%  $12,073,600    10.00%
Tier 1 capital to risk-weighted assets....   10,276,471    8.51%    4,829,440    4.00%    7,244,160     6.00%
Tier 1 capital to average assets..........   10,276,471    5.45%    7,536,161    4.00%    9,420,201     5.00%
As of December 31, 1996:
Total capital to risk-weighted assets.....  $ 9,872,666   10.90%  $ 7,248,000    8.00%  $ 9,060,000    10.00%
Tier I capital to risk-weighted assets....    8,911,994    9.84%    3,624,000    4.00%    5,436,000     6.00%
Tier I capital to average assets..........    8,911,994    5.80%    6,146,512    4.00%    7,683,139     5.00%

NOTE 20 -- DIVIDEND POLICY

     The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Board of Directors out of funds legally available for that purpose. The Company is restricted as to the amount of dividends that it can pay holders of its common stock by virtue of the restrictions on the Bank's ability to pay dividends to the Company. Payment of dividends by the Bank is subject to the regulatory restrictions set forth in the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the Federal Deposit Insurance Corporation Act.

     The Pennsylvania Banking Code of 1965 provides that cash dividends may be declared and paid only out of accumulated net earnings which are $2,384,881 at December 31, 1997. Cash dividends must be approved by the Federal Reserve Board if the total of all cash dividends declared by the Bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or a fund for the retirement of preferred stock, if any. The Federal Deposit Insurance Corporation Act generally prohibits all payments of dividends by any bank which is in default of any assessment of the FDIC. As of December 31, 1997 and 1996, the Bank was not in default of any FDIC assessments.

ITEM 8 -- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, relating to directors, executive officers, and control persons is set forth in the sections captioned "Information as to Nominees and Directors" of the Registrant's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 10 -- EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders.

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is incorporated by reference to the information appearing under the caption "Beneficial Ownership by Officers, Directors and Nominees" in the Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders.

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated by reference to the information appearing under the caption "Certain Transactions" in the Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 13 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The consolidated financial statements listed on the index set forth in
       Item 8 of this Annual Report on Form 10-KSB are filed as part of this Annual Report.

    2. Financial Statement Schedules
       All schedules are omitted because they are either not applicable, the data are not significant or the required information is shown in the financial statements or the notes thereto or elsewhere herein.

    3. Exhibits
       The following exhibits are incorporated by reference herein or annexed to this Form 10-KSB:

            3.1 Articles of Incorporation (Incorporated by reference to Exhibit
                3i to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997)

            3.2 By-Laws (Incorporated by reference to Exhibit 3ii to the
                Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997)

           10.1 Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997)

           21.1 Subsidiaries of the Registrant

           23.1 Consent of Auditors

           27.1 Financial Data Schedule

(b) Reports on Form 8-K

    None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PREMIER BANCORP, INC.

            SIGNATURE                                   TITLE                               DATE
            ---------                                   -----                              ----
By: /s/ JOHN C. SOFFRONOFF                President, Chief Executive Officer,          March 27, 1998
----------------------------------        (Principal Executive Officer), Director
    John C. Soffronoff


By: /s/ BRUCE E. SICKEL                   Chief Financial Officer, (Principal          March 27, 1998
----------------------------------        Financial Officer), Director
    Bruce E. Sickel


By: /s/ JOANNE M. CALIBEO                 Controller (Principal Accounting             March 27, 1998
----------------------------------        Officer)
    Joanne M. Calibeo

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                                   TITLE                              DATE
            ---------                                   -----                              ----
By: /s/ JOHN C. SOFFRONOFF                President, Chief Executive Officer,          March 27, 1998
----------------------------------        (Principal Executive Officer), Director
        John C. Soffronoff


By: /s/ CLARK S. FRAME                    Chairman of the Board, Director              March 27, 1998
----------------------------------
        Clark S. Frame

By: /s/ BRUCE E. SICKEL                   Chief Financial Officer, (Principal          March 27, 1998
----------------------------------        Financial Officer), Director
        Bruce E. Sickel


By: /s/ BARRY J. MILES                    Director                                     March 27, 1998
----------------------------------
        Barry J. Miles

By: /s/ DANIEL E. COHEN                   Director                                     March 27, 1998
----------------------------------
        Daniel E. Cohen

By: /s/ PETER A. COOPER                   Director                                     March 27, 1998
----------------------------------
        Peter A. Cooper

By: /s/ HELEN BETH GAROFALO VILCEK        Director                                     March 27, 1998
----------------------------------
        Helen Beth Garofalo Vilcek

By: /s/ DR. THOMAS E. MACKEL              Director                                     March 27, 1998
----------------------------------
        Dr. Thomas E. Mackel

            SIGNATURE                                   TITLE                     DATE
            ---------                                   -----                     ----
By: /s/ DR. DANIEL A. NESI                Director                                     March 27, 1998
----------------------------------
        Dr. Daniel A. Nesi

By: /s/ NEIL NORTON                       Director                                     March 27, 1998
----------------------------------
        Neil Norton

By: /s/ THOMAS M. O'MARA                  Director                                     March 27, 1998
----------------------------------
        Thomas M. O'Mara

By: /s/ MICHAEL PERRUCCI                  Director                                     March 27, 1998
----------------------------------
        Michael Perrucci

By: /s/ BRIAN R. RICH                     Director                                     March 27, 1998
----------------------------------
        Brian R. Rich

By: /s/ RICHARD F. RYON                   Director                                     March 27, 1998
----------------------------------
        Richard F. Ryon

By: /s/ GERALD SCHATZ                     Director                                     March 27, 1998
----------------------------------
        Gerald Schatz

By: /s/ IRVING N. STEIN                   Director                                     March 27, 1998
----------------------------------
        Irving N. Stein

By: /s/ THOMAS P. STITT                   Director                                     March 27, 1998
----------------------------------
        Thomas P. Stitt

By: /s/ GEORGE H. WETHERILL               Director                                     March 27, 1998
----------------------------------
        George H. Wetherill

By: /s/ JOHN A. ZEBROWSKI                 Director                                     March 27, 1998
----------------------------------
        John A. Zebrowski

By: /s/ EZIO ROSSI                        Director                                     March 27, 1998
----------------------------------
        Ezio Rossi

                             CORPORATE INFORMATION

     Annual Meeting

     The Annual Meeting of Shareholders of Premier Bancorp, Inc. will be held at The Barley Sheaf Bed and Breakfast Inn, Route 202, Holicong, PA on May 14, 1998, at 9:00 a.m.

     Transfer Agent
     Registrar and Transfer Company
     10 Commerce Drive
     Cranford, NJ 07016-3572
     (800) 368-5948

     Form 10-KSB

     A copy of Premier Bancorp Inc.'s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, is available, without charge to shareholders, by writing John C. Soffronoff, Premier Bancorp, Inc., 379 North Main Street, Doylestown, PA 18901-0818. The Annual Report and other Company reports are also filed electronically through the Electronic Data Gathering, Analysis, and Retrieval System ("EDGAR") which performs automated collection, validation, indexing, acceptance, and forwarding of submissions to the Securities and Exchange Commission (SEC) and is accessible by the public using the Internet at http://www.sec.gov./edgarhp.htm.

     Directors of Premier Bancorp, Inc.

Mario Andretti*                        Brian R. Rich
Daniel E. Cohen                        Ezio U. Rossi
Peter A. Cooper                        Richard F. Ryon
Clark S. Frame                         Gerald Schatz
David C. Frame*                        Bruce E. Sickel
Thomas E. Mackell                      John C. Soffronoff
Barry J. Miles, Sr.                    Irving N. Stein
Daniel A. Nesi                         Thomas P. Stitt
Neil W. Norton                         HelenBeth Garofalo Vilcek
Thomas M. O'Mara                       George H. Wetherill
Michael J. Perucci                     John A. Zebrowski

------------------
*Director Emeritus

     Officers of Premier Bancorp, Inc.

     Clark S. Frame, Chairman of the Board
     Barry J. Miles, Sr., Vice Chairman
     John C. Soffronoff, President and Chief Executive Officer
     Bruce E. Sickel, Treasurer, Senior Vice President and Chief Financial
     Officer
     John J. Ginley, Secretary, Senior Vice President and Senior Lending Officer

     Executive Management of Premier Bank

     John C. Soffronoff, President and Chief Executive Officer
     Bruce E. Sickel, Senior Vice President and Chief Financial Officer John J. Ginley, Senior Vice President and Senior Lending Officer

     Officers of Premier Bank

     Anthony Betz, Vice President and Loan Officer -- Easton
     Joanne M. Calibeo, Controller
     Edward A. Grosik, Vice President and Loan Officer -- Yardley
     James P. DeBow, Vice President and Loan Officer -- Southampton
     Rose M. DeLaurentis, Vice President and Loan Officer -- Southampton Suzanne Hartshorne, Vice President and Loan Officer -- Doylestown
     Mark Mann, Vice President and Loan Officer -- Doylestown
     James A. Miller, Vice President and Loan Officer -- Yardley
     Karen D. Moffat, Vice President and Branch Manager -- Doylestown
     Stephen A. Patterson, Vice President and Loan Officer -- Easton
     Michelle A. Pedersen, Vice President and Loan Officer -- Doylestown
     David Grow, Assistant Vice President and Branch Manager -- Easton
     Dale O. Smith, Assistant Vice President and Branch Manager -- Southampton

     Office Locations

     Main Office
     379 North Main Street
     Doylestown, PA 18901
     (215) 345-5100
     Karen D. Moffat, Branch Manager
     Christopher A. Nardo, Assistant Branch Manager

     Easton Office
     2201 Northampton Street
     Easton, PA 18042
     (610) 258-5100
     David Grow, Branch Manager

     Southampton Office
     Southampton Shopping Center
     516 Second Street Pike
     Southampton, PA 18966
     (215) 322-5400
     Dale O. Smith, Branch Manager
     Elaine Lydon, Assistant Branch Manager

     Commercial Loan Office
     90 West Afton Avenue, Suite 203
     Yardleyville Square
     Yardley, PA 19067
     (215) 493-9474

                                  EXHIBIT 3.1

                           ARTICLES OF INCORPORATION

     Incorporated by reference to Exhibit 3i to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997.

                                  EXHIBIT 3.2

                                     BYLAWS

     Incorporated by reference to Exhibit 3ii to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997.

                                  EXHIBIT 10.1

                PREMIER BANK'S 1995 INCENTIVE STOCK OPTION PLAN

     Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997.