Form 10QSB
period 1998-03-31
PREMIER BANCORP INC /PA/
filed 1998-05-14
CIK 1044651

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the Quarterly Period Ended: March 31, 1998

                     Commission file number (To be assigned)

                              PREMIER BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

          Pennsylvania                                       23-232921058
          ------------                                       ------------
 (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                        Identification Number)

     379 North Main Street, Doylestown, PA                       18901
     -------------------------------------                       -----
   (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code:    (215) 345-5100

                                       N/A
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                            if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __


APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

     2,630,340 shares of Issuer's Common Stock, par value $.33 per share, issued and outstanding as of April 30,1998.

     Transitional Small business Disclosure format: YES     NO X
                                                        ---   ---


================================================================================

                                     PART I

Item 1 -- Financial Statements


                              PREMIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     March 31, 1998  December 31, 1997
                                                                                     --------------  -----------------
                                                                                       (Unaudited)
Assets
Cash and due from banks                                                                $  3,983,924      4,307,164
Federal funds sold                                                                        5,341,000           --
Interest-bearing deposits                                                                   435,841         85,823
Investment securities:
     Held to maturity (fair value $11,911,845 in 1998 and $15,099,965 in 1997)           11,920,110     15,169,638
     Available for sale (amortized cost $64,609,743 in 1998 and $62,355,084 in 1997)     64,614,205     62,434,137
Loans held for sale                                                                       1,382,803        197,944
Loans receivable (net of allowance for loan losses of $1,420,084 in 1998
     and $1,360,148 in 1997)                                                            111,828,457    107,172,526
Accrued interest receivable                                                               1,601,416      1,451,899
Premises and equipment                                                                    1,199,900      1,174,769
Real estate owned                                                                           807,460        638,286
Deferred taxes                                                                              430,267        404,906
Other assets                                                                                779,184        486,348
                                                                                       ------------   ------------

Total Assets                                                                           $204,324,567    193,523,440
                                                                                       ============   ============

Liabilities and shareholders' equity
Deposits                                                                               $163,394,341    143,603,202
Borrowings                                                                               24,722,423     34,842,740
Accrued interest payable                                                                  1,545,058      1,346,123
Other liabilities                                                                         2,403,433      1,797,538
Subordinated debt                                                                         1,500,000      1,500,000
                                                                                       ------------   ------------

Total liabilities                                                                       193,565,255    183,089,603

Shareholders' equity
Common stock- $0.33 par value; 30,000,000 shares authorized;
     2,630,340 shares issued and outstanding in 1998 and 1997                               876,780        876,780
Additional paid-in capital                                                                7,120,001      7,120,001
Retained Earnings                                                                         2,759,586      2,384,881
Accumulated other comprehensive income                                                        2,945         52,175
                                                                                       ------------   ------------

Total shareholders' equity                                                               10,759,312     10,433,837
                                                                                       ------------   ------------

Total liabilities and shareholders' equity                                             $204,324,567    193,523,440
                                                                                       ============   ============

               The accompanying notes are an integral part of the consolidated financial statements.


                              PREMIER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


For the three months ended March 31,                                    1998         1997
                                                                     ---------    ---------
Interest income:
   Loans                                                            $2,499,472    1,907,795
   Federal funds sold and interest bearing deposits                     39,745        8,877
   Investments:
      Taxable                                                        1,074,138    1,024,003
      Tax-exempt                                                       118,802       69,390
                                                                    ----------   ----------
Total interest income                                                3,732,157    3,010,065
                                                                    ----------   ----------

Interest expense:
   Deposits                                                          1,664,203    1,314,456
   Borrowings                                                          425,157      359,120
                                                                    ----------   ----------
Total interest expense                                               2,089,360    1,673,576
                                                                    ----------   ----------

Net interest income                                                  1,642,797    1,336,489
Provision for loan losses                                              114,000       75,000
                                                                    ----------   ----------
Net interest income after loan loss provision                        1,528,797    1,261,489

Non-interest income:
   Service charges and other fees                                       43,414       36,301
   Gain, net, on sale of investment securities available for sale       27,206        3,559
   Gain on sale of loans held for sale                                   5,337         --
                                                                    ----------   ----------
Total non-interest income                                               75,957       39,860
Non-interest expense:
   Salaries and employee benefits                                      549,014      403,733
   Occupancy                                                            98,644      102,726
   Data processing                                                      91,793       95,376
   Professional services                                                69,097       63,282
   Marketing                                                            60,082       51,340
   Other                                                               179,919      156,487
                                                                    ----------   ----------
Total non-interest expense                                           1,048,549      872,944
                                                                    ----------   ----------


Income before income tax                                               556,205      428,405
Income tax expense                                                     181,500      135,000
                                                                    ----------   ----------
Net income                                                          $  374,705      293,405
                                                                    ==========   ==========

Earnings per share:
   Basic                                                            $     0.14         0.11
   Diluted                                                                0.13         0.11
Weighted average number of shares outstanding:
   Basic                                                             2,630,340    2,604,303
   Diluted                                                           2,880,733    2,726,035


   The accompanying notes are an integral part of the consolidated financial statements.


                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the three months ended March 31,                                                              1998           1997
                                                                                              ------------    ------------
Operating activities:
      Net income                                                                              $    374,705         293,405
      Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation expense                                                                       37,146          34,280
         Provision for loan losses                                                                 114,000          75,000
         Amortization of organization cost                                                            --            18,000
         Amortization of premiums and discounts on investment securities held to maturity            4,503           3,799
         Amortization of premiums and discounts on investment securities available for sale         57,661          50,087
         Gain on sale of securities available for sale                                             (27,206)         (3,559)
         Gain on sale of loans held for sale                                                        (5,337)           --
         Increase in accrued interest receivable                                                  (149,517)       (128,572)
         (Increase) decrease in other assets                                                      (292,836)         14,202
         Increase (decrease) in deferred loan fees                                                  31,932          (7,340)
         Increase in accrued interest payable                                                      198,935         144,428
         Increase (decrease) in other liabilities                                                  605,895      (1,162,989)
                                                                                              ------------    ------------
Net cash provided by operating activities                                                          949,881        (669,259)
                                                                                              ------------    ------------
Investing activities:
      Proceeds from sale of securities available for sale                                       23,340,500       7,822,873
      Repayment on securities available for sale                                                 3,536,000       2,029,474
      Purchase of securities available for sale                                                (29,161,614)    (10,217,464)
      Repayment on securities held to maturity                                                   4,244,087         132,693
      Purchase of securities held to maturity                                                     (999,062)           --
      Net increase in loans receivable                                                          (5,051,863)     (4,494,534)
      Originations of loans held for sale                                                       (2,041,000)           --
      Proceeds from sale of loans held for sale                                                    861,478            --
      Proceeds from sale of real estate owned                                                       80,826            --
      Purchases of premises and equipment                                                          (62,277)       (388,595)
                                                                                              ------------    ------------
Net cash used in investing activities                                                           (5,252,925)     (5,115,553)
                                                                                              ------------    ------------
Financing activities:
      Net increase in deposits                                                                $ 19,791,139         698,587
      Net (decrease) increase in borrowings less than 90 days                                  (15,120,317)      4,308,730
      Proceeds from borrowings greater than 90 days                                              5,000,000            --
      Proceeds from subordinated debt                                                                 --         1,500,000
                                                                                              ------------    ------------
Net cash provided by financing activities                                                        9,670,822       6,507,317
                                                                                              ------------    ------------
Increase in cash and cash equivalents                                                            5,367,778         722,505
Cash and cash equivalents:
      Beginning of period                                                                        4,392,987       2,330,389
                                                                                              ------------    ------------
      End of period                                                                              9,760,765       3,052,894
                                                                                              ============    ============

Composed of:
      Cash and due from banks                                                                    3,983,924       2,132,593
      Federal funds sold                                                                         5,341,000         869,000
      Interest bearing deposits                                                                    435,841          51,301
                                                                                              ------------    ------------
Total cash and cash equivalents                                                               $  9,760,765       3,052,894
                                                                                              ============    ============

Cash payments for:
      Interest expense                                                                        $  1,890,425       1,529,148
      Taxes                                                                                        300,000         260,000

Supplemental disclosure of noncash activities:
      Change in unrealized net gain on securities available for sale                               (49,230)       (208,387)
      Change in deferred tax asset related to securities available for sale                         25,361         107,352
      Transfer of loans to real estate owned                                                       297,064         963,819
      Charge-offs against the allowance for loan losses                                             54,064            --


                   The accompanying notes are an integral part of the consolidated financial statements.


                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization

     Premier Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania on July 15, 1997. It was reorganized as a registered one-bank holding company of Premier Bank (the "Bank") on November 17, 1997. The principal business of the Company through the Bank, is commercial banking and consists of, among other things, attracting deposits from the general public and using these funds in making loans secured by real estate, commercial loans, and consumer loans, and purchasing investment securities. The Bank was organized in 1990 as a Pennsylvania state-chartered banking institution and commenced operations on April 24, 1992. The Bank is a member of the Federal Reserve and Federal Deposit Insurance Corporation.

2. Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which in the opinion of management are necessary for fair statement of financial results and that all adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

3. Principles of Consolidation

     The consolidated financial statements include the accounts of Premier Bancorp, Inc. and its wholly owned subsidiary, Premier Bank. All material intercompany balances and transactions have been eliminated.

4. Use of Estimates

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses.
                                       5

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


5. Earnings Per Share

     Earnings per share was calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share was calculated on the basis of weighted average number of shares after giving retroactive effect to the three-to-one stock split distributed on December 31, 1997. Options to purchase 677,202 and 662,172 shares of common stock were outstanding at March 31, 1998 and 1997, respectively. The dilutive effect of such options using the treasury stock method was included in the computation of diluted earnings per share.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.


                               For the three months ended March 31, 1998
                               -----------------------------------------
                                                           Per share
                                  Net income     Shares     Amount
                                  ----------   ---------   ---------

Basic earnings per share           $ 374,705   2,630,340      0.14
Effect of dilutive stock options        --       250,393     (0.01)
                                   ---------   ---------   -------
Diluted earnings per share         $ 374,705   2,880,733      0.13
                                   =========   =========   =======

                               For the three months ended March 31, 1997
                               -----------------------------------------
                                                           Per share
                                  Net income     Shares     Amount
                                   ---------   ---------   -------
Basic earnings per share           $ 293,405   2,604,303      0.11
Effect of dilutive stock options        --       121,732       --
                                   ---------   ---------   -------
Diluted earnings per share         $ 293,405   2,726,035      0.11
                                   =========   =========   =======

6. Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to SFAS No. 115 available for sale securities.

For the three months ended March 31,                       1998         1997
                                                        ---------    ---------
Net income                                              $ 374,705      293,405
                                                        ---------    ---------
Other comprehensive income, net of tax:
     Unrealized gains on securities:
         Unrealized holding gains during the period       (31,274)    (206,038)
         Less:  Reclassification adjustment for gains
            included in net income                        (17,956)      (2,349)
                                                        ---------    ---------
Other comprehensive income                                (49,230)    (208,387)
                                                        ---------    ---------
Comprehensive income                                    $ 325,475       85,018
                                                        =========    =========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Premier Bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia and the Federal Deposit Insurance Corporation. The Bank was organized in 1990 and started operations on April 24, 1992. The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits, primarily in loans, mortgage-backed securities, corporate bonds, and obligations of U.S. government agencies and government sponsored entities. The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are: deposits, repayments, prepayments and maturities of loans; repayments, prepayments and maturities of mortgage-backed and investment securities and borrowed funds. The Bank currently has three full service Pennsylvania banking offices: Doylestown, Easton, and Southampton. The Bank also has a loan production office in Yardley, Pennsylvania. The Bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the Bank.

     The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Premier Bancorp, Inc. and its wholly owned subsidiary, Premier Bank. The Company's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Such financial condition and results of operations are not intended to be indicative of future performance. This discussion should be read in conjunction with the 1997 Annual Report.

     In addition to historical information, this report for the three months ended March 31, 1998 contains forward-looking statements. The forward looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB filed by the Company in 1998, and any Current Reports on Form 8-K filed by the Corporation.

Management Strategy

     The Bank's primary strategy for 1998 and beyond is to increase its loan and deposit market shares in the communities it serves and to expand its branch network to new markets as deemed appropriate. The Bank plans to open its fourth branch location in Lower Makefield Township, Bucks County, Pennsylvania (the "Yardley branch") by year end 1998.

     The following table indicates certain key average balance sheet amounts and their corresponding earnings/expenses and rates.

         Average Balances, Rates and Interest Income and Expense Summary


For the three months ended March 31,                                         1998                                  1997
                                                        ----------------------------------------  ---------------------------------
                                                            Average                      Average   Average                   Average
                                                            Balance       Interest        Rate     Balance        Interest    Rate
                                                          -----------     ---------       ----    ----------     ---------    ----
Assets
     Interest-bearing deposits                          $     286,103         1,264       1.79%      236,906         2,433    4.17%
     Fed funds sold                                         2,781,378        38,481       5.61%      501,033         6,444    5.22%
     Investment securities available for sale
        Taxable                                            50,127,726       823,217       6.66%   46,301,574       786,556    6.89%
        Tax-exempt (1)                                      9,067,588       118,802       5.31%    4,972,829        69,390    5.66%
     Investment securities held to maturity                14,860,830       250,921       6.85%   14,149,409       237,447    6.81%
                                                        -------------     ---------       ----   -----------     ---------    ----
        Total investment securities                        74,056,144     1,192,940       6.53%   65,423,812     1,093,393    6.78%
     Loans, net of unearned income (2)                    110,031,195     2,499,472       9.21%   84,025,479     1,907,795    9.21%
                                                        -------------     ---------       ----   -----------     ---------    ----
     Total earning assets                                 187,154,820     3,732,157       8.09%  150,187,230     3,010,065    8.13%
     Cash and due from banks                                3,575,016                              2,096,609
     Allowance for loan losses                             (1,409,321                               (999,283)
     Other assets                                           4,846,728                              3,716,168
                                                        -------------                            -----------
Total assets                                            $ 194,167,243                            155,000,724
                                                        =============                            ===========
Liabilites and shareholders' equity
     Interest checking                                  $  11,216,921        71,685       2.59%    7,317,900        44,860    2.49%
     Money market deposit accounts                          1,766,286        11,084       2.54%    1,277,768         7,974    2.53%
     Savings accounts                                      46,040,801       441,413       3.89%   41,498,528       413,411    4.04%
     Time deposits                                         79,739,408     1,140,021       5.80%   60,761,234       848,211    5.66%
                                                        -------------     ---------       ----   -----------     ---------    ----
        Total interest-bearing deposits                   138,763,416     1,664,203       4.86%  110,855,430     1,314,456    4.81%
     Short-term borrowings                                 14,580,715       195,543       5.44%   18,734,416       256,443    5.55%
     Long-term borrowings                                  15,000,000       200,465       5.42%    5,000,000        75,310    6.11%
     Subordinated debt                                      1,500,000        29,149       7.88%    1,366,667        27,367    8.12%
                                                        -------------     ---------       ----   -----------     ---------    ----
     Total interest bearing liabilities                   169,844,131     2,089,360       4.99%  135,956,513     1,673,576    4.99%
     Non interest bearing deposits                         11,935,394                              8,454,800
     Other liabilities                                      1,898,593                              1,657,969
     Shareholders' equity                                  10,489,125                              8,931,442
                                                        -------------                            -----------
        Total liabilites and shareholders' equity       $ 194,167,243                            155,000,724
                                                        =============                            ===========

     Net interest income/rate spread                                      1,642,797       3.10%                  1,336,489    3.14%
                                                                          =========       ====                   =========    ====

     Net interest margin                                                                  3.43%                               3.50%

      Average interest earning assets as a percentage
      of average interest bearing liabilities                 110.19%                                 110.47%

----------
(1) Interest income on tax-exempt investment securities has not been presented on a tax equivalent basis.
(2) Includes non-accrual loans of $283,145 and $543,524 on average for the three months ended March 31, 1998 and 1997.

Results of Operations

     The Company reported net income of $374,705 or $.13 diluted earnings per share for the three months ended March 31, 1998. This represents an increase of $81,300 or 27.7% from the $293,405 or $.11 diluted earnings per share reported in 1997. Results for the first quarter of 1998 include net interest income of $1,642,797 principally from loan growth. Results for 1998 also include $114,000 in provision for loan losses in comparison with $75,000 for 1997. Non-interest income totaled $75,957, an increase of $36,097 from the $39,860 earned in 1997. The increase in non-interest income in 1998 as compared to 1997 is primarily due to higher gains on the sale of investment securities available for sale. Non-interest expense amounted to $1,048,549 for 1998, a $175,605 increase over the $872,944 reported in 1997. Salaries and benefits increased $145,281 in 1998 in conjunction with the overall growth of the institution, specifically the opening of the Southampton branch in February 1997. The number of full-time equivalent employees grew to 44 at March 31, 1998 as compared to 36 at March 31, 1997.

Net interest income

     Historically, the Company's earnings have depended primarily upon the Bank's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Interest rates received and paid on loans and deposit products are heavily influenced by the overall interest rate environment and by competition.

     The net interest rate spread is the difference between average rates received on interest-earning assets and average rates paid on interest-bearing liabilities. Net interest margin is net interest income divided by average assets.

     Net interest income for 1998 increased $306,308 or 22.9% to $1,642,797. This increase was primarily a function of asset growth. The increase in net interest income was due to the $36,967,590 increase in average earning assets offset partially by a 4 basis point decrease in rate. Average investments and average loans increased $8,632,332 and $26,005,716, respectively. The average yield on investments dropped 25 basis points while the yield on loans was unchanged at 9.21%. While the overall rate paid on interest bearing liabilities was unchanged at 4.99% the mix and rates paid on the different components did change. Average interest bearing deposits increased $27,907,986 combined with a 5 basis point increase in rate while non-interest bearing deposits increased $3,480,594 or 41.2%. Average borrowings increased $5,979,632 with a rate decrease of 25 basis points.

Capital Adequacy

     At March 31, 1998 the Company believes that it was in compliance with all applicable regulatory requirements to be classified as "well capitalized" pursuant to FDIC regulations. The Company plans to remain well capitalized and manages the Bank accordingly.

     The Company's total risked-based capital decreased from 10.97% as of December 31, 1997 to 10.24% as of March 31, 1998. The decrease in the total risk based capital -to-risk weighted assets ratio for the three months and quarter ended March 31, 1998, was attributable to a larger concentration of assets in the 100% risk-weighted category. The majority of loans originated continue to be secured by commercial property which require a 100% risk-weight. In addition, $8.9 million in corporate bonds were added to the investment portfolio during the first quarter of 1998. Corporate bonds require a 100% risk-weight.

     Management's investment strategy for the first quarter of 1998 was aimed at enhancing portfolio yields while preserving the Company's "well capitalized" classification. Interest rates, which principally dictate the pricing of mortgage loans, generally fell sharply in late 1997 and through the first quarter of 1998 accelerating prepayments of mortgage-backed securities. The Company actively sold mortgage-backed securities during the first quarter of 1998 in reaction to higher than expected prepayments. These mortgage-backed securities were sold and replaced partially by variable rate corporate bonds and lower coupon mortgage-backed securities to mitigate prepayment risk. The Company's Tier I-to-risk-weighted assets ratio decreased from 8.60% at December 31, 1997 to 8.05% at March 31, 1998 for the same reasons as mentioned above.

     The Company's Tier I-to-average assets ratio of 5.54% at March 31, 1998 was relatively unchanged from 5.51% at December 31, 1997.

     The Bank is subject to similar capital requirements. At March 31, 1998 the Bank's capital exceeded all regulatory requirements and the Bank remains classified as "well capitalized".

The table below depicts the Bank's capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by the regulators.

                               Capital Components

                                                    March 31, 1998  December 31, 1997
                                                    --------------  -----------------
Tier I
Shareholders' equity                                 $  10,662,714       10,328,646
Intangible assets                                             --               --
Net unrealized security gains                               (2,945)         (52,175)
                                                     -------------    -------------
Total Tier I Capital                                    10,659,769       10,276,471
                                                     =============    =============

Tier II
Allowable portion of the allowance for loan losses       1,420,084        1,360,148
Allowable portion of subordinated debt                   1,500,000        1,500,000
                                                     -------------    -------------
Total Tier II Capital                                    2,920,084        2,860,148
                                                     =============    =============

Total Capital                                           13,579,853       13,136,619

Risk-weighted assets                                   133,547,000      120,736,000

                                 Capital Ratios

                                                   Actual             Actual         "Adequately"          "Well"
                                                  March 31,        December 31,       Capitalized        Capitalized
                                                    1998               1997              Ratios            Ratios
                                             ----------------   ----------------   ---------------   -----------------
Total risk-based capital/risk-weighted assets           10.17%             10.88%             8.00%              10.00%
Tier I capital/risk-weighted assets                      7.98%              8.51%             4.00%               6.00%
Tier I capital/average assets (leverage ratio)           5.49%              5.45%             4.00%               5.00%

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

     The Bank's primary asset deployment activities are the origination of loans secured by real estate, and the purchase of mortgage-backed and other securities. During the three months ended March 31, 1998, the Bank's loan portfolio grew $5,051,863 as compared to an increase of $4,494,534 for the three months ended March 31, 1997. Purchases of mortgage-backed and other securities totaled $30,160,676 for the three months ended March 31, 1998 as compared to $10,217,464 for the three months ended March 31, 1997. These activities were funded primarily by deposit growth and borrowings, principal repayments on loans and mortgage-backed securities, and by sales and calls of investments. Proceeds from the sale of investment securities totaled $23,340,500 and $7,822,873 for the three months ended March 31, 1998 and March 31, 1997, respectively. The Bank actively sold $16,576,495 in mortgage-backed securities in the first quarter of 1998 in reaction to higher than expected prepayments. Principal repayments on mortgage-backed securities totaled $3,780,000 for the three months ended March 31, 1998 and $2,162,167 for the three months ended March 31, 1997. Investment securities which were called and repaid by the issuer totaled $4,000,000 during the three months ended March 31, 1998. There were no securities called during the three months ended March 31, 1997.

     Deposits increased $19,791,139 during the three months ended March 31, 1998 as compared to $698,587 during the same period in 1997. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The Bank offered a premium rate for nine-month certificates of deposit in February 1998 which accounted for the majority of the increase in deposits for the first quarter of 1998. Results for 1997 reflect only one month's operation for the Southampton branch which opened at the end of February 1997. Net borrowings decreased $10,120,317 during the three months ended March 31, 1998 and increased $4,308,730 during the three months ended March 31, 1997. In January 1997, the Bank issued $1,500,000 in subordinated debt to supplement its Tier II and total capital ratios in order to remain "well capitalized". The subordinated debt matures on January 12, 2012.

     The Bank monitors it liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales through it correspondent bank, Atlantic Central Bankers Bank. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Additional sources of funds are available through use of one of the following: $2,000,000 unsecured federal funds line of credit with Atlantic Central Bankers Bank or, the Bank's $58,704,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh. The Bank could also sell or borrow against investment securities.

Investment Securities

     Investment securities are classified at the time of purchase by one of three purposes: trading, available for sale (AFS) or held to maturity (HTM). To date the Bank has not purchased any securities for trading purposes. The Bank usually classifies securities, in particular mortgage-backed securities, as AFS to provide management the flexibility to sell certain securities and adjust its balance sheet in response to capital needs and/or changes in market conditions. The carrying values for AFS and HTM securities were $64,614,205 and $11,920,110, respectively, as of March 31, 1998.

     During the first quarter of 1998, management actively sold certain mortgage-backed securities in reaction to higher than expected prepayments. Proceeds from security sales were $23,340,500 including gains of $27,206. Investment purchases totaled $30,160,676 and were concentrated in fixed rate GNMA securities and variable rate corporate bonds.


                                                                               March 31, 1998
                                                   -----------------------------------------------------------------------
                                                          Held to maturity                         Available for Sale
                                                   -------------------------------         -------------------------------
                                                    Amortized           Estimated           Amortized           Estimated
                                                       Cost            Fair Value             Cost             Fair Value
                                                   -----------         -----------         -----------         -----------
U.S. government agency obligations                 $ 8,985,541           8,998,780                --                  --
Mortgage-backed securities                           2,934,569           2,913,065          43,506,658          43,429,225
State and municipal securities                            --                  --            10,168,670          10,242,270
Corporate bonds                                                                              8,887,365           8,882,660
Equity securities                                         --                  --             1,930,050           1,943,050
Other debt securities                                     --                  --               117,000             117,000
                                                   -----------         -----------         -----------         -----------
Total                                              $11,920,110          11,911,845          64,609,743          64,614,205
                                                   ===========         ===========         ===========         ===========



                                                                               December 31, 1997
                                                    -----------------------------------------------------------------------
                                                           Held to maturity                         Available for Sale
                                                    -------------------------------         -------------------------------
                                                    Amortized           Estimated           Amortized           Estimated
                                                       Cost            Fair Value             Cost             Fair Value
                                                   -----------         -----------         -----------         -----------
U.S. government agency obligations                  $11,985,870          11,956,250                --                  --
Mortgage-backed securities                            3,183,768           3,143,715          50,131,927          50,121,230
State and municipal securities                             --                  --            10,326,107          10,402,857
Equity securities                                          --                  --             1,780,050           1,793,050
Other debt securities                                      --                  --               117,000             117,000
                                                    -----------         -----------         -----------         -----------
Total                                               $15,169,638          15,099,965          62,355,084          62,434,137
                                                    ===========         ===========         ===========         ===========

Loans

     Loans are the most significant components of earning assets. Inherent with the lending function is the evaluation and acceptance of credit risk and interest rate risk along with the opportunity cost of alternative deployment of funds. The Company manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Commercial lending activity continues to be focused on small businesses and professionals within the local community. More than 90% of the loan portfolio is collateralized at least in part by real estate as shown by the following table:


                                                  March 31, 1998        % of Total          December 31, 1997         % of Total
                                                  --------------        -----------         -----------------        ------------
Real estate-farmland                               $    500,000                0.44%                  500,000               0.46%
Real estate-construction                              1,132,206                1.00%                1,188,288               1.09%
Real estate-residential                              23,214,049               20.43%               22,965,889              21.10%
Real estate-multifamily                               2,597,362                2.29%                1,948,943               1.79%
Real estate-commercial                               75,969,650               66.87%               72,372,260              66.48%
Consumer                                                888,362                0.78%                  797,671               0.73%
Commercial                                            9,303,679                8.19%                9,084,458               8.35%
                                                   ------------              ------               -----------             ------
Total Loans                                        $113,605,308              100.00%              108,857,509             100.00%
                                                   ============              ======                                       ======
Unearned income                                         356,767                                       324,835
Allowance for loan losses                             1,420,084                                     1,360,148
                                                   ------------                                   -----------
Total loans, net                                   $111,828,457                                   107,172,526
                                                   ============                                   ===========

     The Bank's real estate portfolio, which is concentrated primarily within the greater Lehigh and Delaware Valleys (Eastern Pennsylvania), is subject to risks associated with the local economy.


Allowance for Loan Losses

     The allowance for loan losses is determined and calculated based on specific loans or loan categories. Since the Bank is only six years old with a limited history for loan losses, management also uses peer group analysis to gauge the overall reasonableness of its loan loss reserves. While management believes that its allowance is considered adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

     As of March 31, 1998, the Bank had $1,420,084 in its allowance for loan losses, representing 1.25% of outstanding loans receivable. The Bank added $114,000 to the reserve during the three months ended March 31, 1998. Charge-offs against the reserve totaled $54,164 for the first quarter of 1998. The majority of the charge-offs relates to one loan which was transferred to real estate owned during the first quarter of 1998.

     As of December 31, 1997, the Bank had $1,360,148 in its allowance for loan losses which represented 1.25% of outstanding loans receivable.

Non-Performing Assets

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and real estate owned. Non-performing assets represented .49% and .67% of total assets at March 31, 1998 and December 31, 1997, respectively.



                                                                          March 31, 1998        December 31, 1997
                                                                          --------------        -----------------
Loans past due 90 days or more and accruing
   Real estate-construction                                                 $     --                   146,492
   Consumer installment                                                         20,913                   4,576
                                                                            ----------              ----------
     Total loans past due 90 days or more and accruing                      $   20,913                 151,068

Loans accounted for on a non-accrual basis
   Real estate-construction                                                 $     --                   299,200
   Commercial real estate                                                      182,734                 191,534
   Consumer installment                                                           --                     7,000
                                                                            ----------              ----------
     Total non-accrual loans                                                $  182,734                 497,734
Real estate owned                                                              807,460                 638,286
                                                                            ----------              ----------
Total non-perfoming assets                                                  $1,011,107               1,287,088
                                                                            ==========              ==========

Total as a percentage of total assets                                             0.49%                   0.67%

Total non-accrual loans decreased $315,000 from $497,734 at December 31, 1997 to $182,734 at March 31, 1998. The decrease relates principally to the transfer of one loan to real estate owned in January 1998.

Real estate owned

     Real estate owned increased $169,174 from $638,286 at December 31, 1997 to $807,460 at March 31, 1998. At March 31, 1998, this balance included two residential properties.

     During the first quarter of 1998, the Company foreclosed on a loan secured by residential property valued at $250,000 and sold an investment property for $80,826. The loan which was transferred to real estate owned in 1998 was reported as non-accrual at December 31, 1997. In connection with the foreclosure of this loan a $47,064 charge-off against the allowance for loan losses was recorded.

Deposits

     The Bank, a traditional community-based bank, is largely dependent upon its base of competitively priced core deposits to provide a stable funding source. The Bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and a stable and experienced staff. The Bank primarily attracts deposits from within its market area. Additional deposit growth will be accomplished through deposit promotions, business development programs and continued branch expansion. The Bank expects to open its fourth branch, the Yardley branch, by the end of 1998.

     Total deposits as of March 31, 1998 were $163,394,341, representing an increase of $19,791,139 from deposits of $143,603,202 at December 31, 1997. The majority of this increase relates to the success of the Company's certificate of deposit promotion which was held in the month of February 1998. This promotion, which offered a premium rate on nine-month certificates of deposits, generated approximately $11,600,000 in funds. Savings accounts increased $5,021,602 or 11% to $50,573,106 at March 31, 1998 from $45,551,504 at December 31, 1997.

     Core deposits, which exclude time deposits greater than $100,000 were $149,319,741 or 91.4% of total deposits at March 31, 1998. Total time deposits as of March 31, 1998 were $86,791,810 or 53.12% of total deposits, of which $23,512,606 mature after one year.

                                                         March 31, 1998                           December 31, 1997
                                          --------------------------------------       -------------------------------------
                                            Weighted                                     Weighted
                                            Average                                      Average
                                            Interest                      % of           Interest                       % of
                                              Rate          Amount        Total            Rate          Amount        Total
                                              ----          ------        -----            ----          ------        -----
Interest checking                            2.58%      $ 11,835,279       7.25%            2.62%   10,847,705          7.56%
Money market                                 2.59%         1,855,213       1.13%            2.57%    1,667,282          1.16%
Savings                                      3.86%        50,573,106      30.95%            3.90%   45,551,504         31.72%
Time                                         5.79%        86,791,810      53.12%            5.66%   73,959,391         51.50%
                                             ----      -------------     ------             ----   -----------        ------
      Total interest bearing deposits        4.85%       151,055,408      92.45%            4.76%  132,025,882         91.94%
                                             ====                                           ====
Non-interest bearing deposits                             12,338,933       7.55%                    11,577,320          8.06%
                                                       -------------     ------                    -----------        ------
Total deposits                                         $ 163,394,341     100.00%                   143,603,202        100.00%
                                                       =============     ======                    ===========        ======


Borrowings

     Borrowings decreased $10,120,317 from $34,842,740 at December 31, 1997 to $24,722,423 at March 31, 1998. Excess liquidity provided by the time deposit promotion in February 1998 enabled the Bank to repay $7,500,000 in Federal Home Loan Bank ("FHLB") borrowings. The remaining decrease relates to borrowings from customers which mature overnight.


                                                            March 31, 1998                      December 31, 1997
                                                    --------------------------------     --------------------------------
                                                                         Weighted                             Weighted
                                                                          Average                             Average
                                                         Amount            Rate              Amount            Rate
                                                    ---------------     ------------     --------------     -------------
Short-term:
Securities sold under agreement to repurchase (1)   $    9,722,423              5.16%        18,345,740              5.54%
Other                                                       --                   --           1,497,000              6.31%
                                                    --------------      ------------     --------------     -------------
                                                         9,722,423              5.16%        19,842,740              5.59%
Long-term:
Federal Home Loan Bank advances (2)                     15,000,000              5.42%        15,000,000              5.42%
                                                    --------------      ------------     --------------     -------------
Total borrowings                                    $   24,722,423              5.32%        34,842,740              5.52%
                                                    ==============      ============     ==============     =============


---------------
(1) At March 31, 1998 securities sold under agreement to repurchase consisted of $5,000,000 in borrowings from the FHLB which mature within 90 days and $4,722,423 in borrowings from customers which mature overnight. At December 31, 1997 borrowings from the FHLB and customers were $12,500,000 and $5,845,740, respectively. All borrowings from the FHLB are secured by a blanket lien against the Bank's assets.

(2) Long-term FHLB advances mature in the year 2002. These advances are subject to repricing every six months at which time the issuer may convert the borrowing to a variable rate if current rates are higher. Should the issuer convert the borrowing, the Company may prepay the debt without penalty.

Other Assets

     The $292,836 increase in other assets from $486,348 at December 31, 1997 to $779,184 at March 31, 1998 relates primarily to an increase in principal payments due on mortgage-backed securities due to higher prepayments.

Other Liabilities

     The $605,895 increase in other liabilities from $1,797,538 at December 31, 1997 to $2,403,433 at March 31, 1998 relates principally to an increase in the Company's own official checking accounts. This account balance fluctuates daily in relation to when the account is funded and when checks are presented for payment.

Non-interest income

     Total non-interest income was $75,957 for the three months ended March 31, 1998 as compared to the $39,860 earned for the same period in 1997. The increase is principally due to an additional $23,647 in gains on the sale of investment securities available for sale in 1998 as compared to 1997. Other increases include $7,113 for service charges on deposits and $5,337 for gains on the sale of loans held for sale.

Non-interest expense

     For the three months ended March 31, 1998, non-interest expenses were $1,048,549 as compared to $872,944 during the same period in 1997. Of this amount, $549,014, or 52.4%, was attributable to salary and related employee benefits as compared to $403,733 or 46.2% during the first three months of fiscal 1997. The $145,281 increase in salary and related benefits is attributable to the overall growth of the institution which includes the opening of the Southampton branch in February 1997.

     Other expenses, which consist primarily of furniture and equipment expense, loan and real estate owned expense, employee travel and entertainment, stationery, supplies and postage, totaled $179,919 for the three months ended March 31, 1998 as compared to $156,487 during the same period in 1997. Other expense increased $59,432 due primarily to the growth of the Bank.

Income tax expense

     Income tax expense for the quarter ended March 31, 1998 was $181,500 as compared to $135,000 for the quarter ended March 31, 1997. The tax provision increased due to the increase in income before tax.


Year 2000

     The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company transacts business. There is also unknown impact on the overall economy from failures of other companies and industries to successfully address this problem nationally and internationally.

     The Company outsources much of its data processing to third party processors including all of its deposit and loan accounting functions. These third party processors are working on the necessary programming changes to prepare their systems for the Year 2000 and will absorb most of the direct programming costs. The Company is monitoring the progress of its processors and plans to test their systems for compliance in late 1998. The Company does not expect to incur significant incremental direct expenses related to the Year 2000, provided that its third party processors are successful. Failure of third party computer systems relative to the Year 2000 would have a material adverse impact on the Company's ability to conduct its business. Costs associated with the Year 2000 problem are expected to be expensed as incurred in accordance with generally accepted accounting principles.

                                   PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Company. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Company and its subsidiary, Premier Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company and the Bank by government authorities.

Item 2 -- Changes in Securities

Nothing to report.

Item 3 -- Defaults Upon Senior Securities

Nothing to report.

Item 4 -- Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5 -- Other Information

Nothing to report.

Item 6 -- Exhibits and Reports on Form 8-K

     (a)  Exhibits Filed

          Exhibit Number             Description                                       Page Number
          --------------             -------------------------------                   -----------
               27                    Financial Data Schedule                               18

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended March 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Premier Bancorp, Inc.


Signature                                              Title                                     Date
---------                                              -----                                     ----


By:/s/ John C. Soffronoff                     President, Chief Executive Officer,           May 14, 1998
-------------------------                     (Principal Executive Officer), Director
John C. Soffronoff



By:/s/ Bruce E. Sickel                        Chief Financial Officer, (Principal           May 14, 1998
-------------------------                     Financial Officer), Director
Bruce E. Sickel