Form 10QSB
period 1998-06-30
PREMIER BANCORP INC /PA/
filed 1998-08-14
CIK 1044651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934, for the Quarterly Period Ended: June 30, 1998
                                             -------------

                       Commission file number: 333-34243
                                               ---------

                             PREMIER BANCORP, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

          Pennsylvania                                23-2921058
-------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


          379 North Main Street, Doylestown, PA                        18901
         ----------------------------------------                   ----------
         (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code:      (215) 345-5100
                                                                  --------------
                                      N/A
               ----------------------------------------------------
               (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO
    ---       ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

2,630,340 shares of Issuer's Common Stock, par value $.33 per share, issued and outstanding as of July 31, 1998.

     Transitional Small business Disclosure format:  YES      NO   X
                                                         ---      ---

                                     PART I

Item 1 -- Financial Statements

                              PREMIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      June 30, 1998    December 31, 1997
                                                                      -------------    -----------------
                                                                       (Unaudited)

Assets
Cash and due from banks                                                $  3,907,790      $  4,307,164
Federal funds sold                                                        5,107,000                --
Interest-bearing deposits                                                    69,479            85,823
Investment securities:
  Held to maturity
  (fair value $11,677,261 in 1998 and $15,099,965 in 1997)               11,672,126        15,169,638
  Available for sale
  (amortized cost of $62,613,700 in 1998 and $62,355,084 in 1997)        62,729,666        62,434,137
Loans held for sale                                                         602,098           197,944
Loans receivable (net of allowance for loan losses of $1,540,719
  in 1998 and $1,360,148 in 1997)                                       119,404,491       107,172,526
Accrued interest receivable                                               1,486,267         1,451,899
Premises and equipment                                                    1,150,666         1,174,769
Real estate owned                                                           807,460           638,286
Deferred taxes                                                              392,356           404,906
Other assets                                                                381,194           486,348
                                                                       ------------      ------------
Total assets                                                           $207,710,593      $193,523,440
                                                                       ============      ============
Liabilities and shareholders' equity
Deposits                                                               $172,051,448      $143,603,202
Borrowings                                                               19,744,318        34,842,740
Accrued interest payable                                                  1,886,971         1,346,123
Other liabilities                                                         1,308,576         1,797,538
Subordinated debt                                                         1,500,000         1,500,000
                                                                       ------------      ------------
Total liabilities                                                       196,491,313       183,089,603

Shareholders' equity
Common stock- $0.33 par value; 30,000,000 shares authorized;
  2,630,340 shares issued and outstanding in 1998 and 1997                  876,780           876,780
Additional paid-in capital                                                7,120,001         7,120,001
Retained earnings                                                         3,145,961         2,384,881
Accumulated other comprehensive income                                       76,538            52,175
                                                                       ------------      ------------
Total shareholders' equity                                               11,219,280        10,433,837
                                                                       ------------      ------------
Total liabilities and shareholders' equity                             $207,710,593      $193,523,440
                                                                       ============       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           For the three months             For the six months
                                                               ended June 30,                   ended June 30,
                                                          1998              1997            1998             1997
                                                       -----------        ---------       ---------        ---------

Interest income:
  Loans                                                 $2,671,677       $2,103,777      $5,171,149       $4,011,572
  Federal funds sold and interest bearing deposits          70,138           28,350         109,883           37,227
  Investments:
    Taxable                                              1,031,452        1,032,378       2,105,590        2,125,771
    Tax-exempt                                             133,565           69,390         252,367           69,390
                                                        ----------       ----------      ----------       ----------
Total interest income                                    3,906,832        3,233,895       7,638,989        6,243,960
                                                        ----------       ----------      ----------       ----------

Interest expense:
  Deposits                                               1,875,693        1,395,509       3,539,896        2,709,965
  Borrowings                                               301,081          403,247         726,238          762,367
                                                        ----------       ----------      ----------       ----------
Total interest expense                                   2,176,774        1,798,756       4,266,134        3,472,332
                                                        ----------       ----------      ----------       ----------
Net interest income                                      1,730,058        1,435,139       3,372,855        2,771,628
Provision for loan losses                                  121,000          100,000         235,000          175,000
                                                        ----------       ----------      ----------       ----------
Net interest income after loan loss provision            1,609,058        1,335,139       3,137,855        2,596,628

Non-interest income:
  Service charges and other fees                            47,530           33,228          90,944           69,529
  (Loss) gain, net, on sale of investment
      securities available for sale                        (32,910)           4,186          (5,704)           7,744
  Gain on sale of loans held for sale                       15,987               --          21,324               --
                                                        ----------       ----------      ----------       ----------
Total non-interest income                                   30,607           37,414         106,564           77,273

Non-interest expense:
  Salaries and employee benefits                           501,872          414,346       1,050,886          818,079
  Occupancy                                                100,734           99,171         199,378          201,897
  Data processing                                          120,659           92,448         212,452          187,824
  Professional services                                     70,673           65,180         139,770          128,462
  Marketing                                                 39,000           60,000          99,082          111,340
  Other                                                    226,352          202,871         406,271          359,358
                                                        ----------       ----------      ----------       ----------
Total non-interest expense                               1,059,290          934,016       2,107,839        1,806,960
                                                        ----------       ----------      ----------       ----------

Income before income tax                                   580,375          438,537       1,136,580          866,941
Income tax expense                                         194,000          145,000         375,500          280,000
                                                        ----------       ----------      ----------       ----------
Net income                                              $  386,375       $  293,537      $  761,080       $  586,941
                                                        ==========       ==========      ==========       ==========
Earnings per share:
  Basic                                                 $     0.15       $     0.11      $     0.29       $     0.23
  Diluted                                                     0.13             0.11            0.26             0.21
Weighted average number of shares outstanding:
  Basic                                                  2,630,340        2,604,303       2,630,340        2,604,303
  Diluted                                                2,913,403        2,749,351       2,908,341        2,733,633


The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the six months ended June 30.                                               1998              1997
---------------------------------                                               ----              ----
Operating activities:
  Net income                                                                $    761,080     $     586,941
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation expense                                                         110,399            77,065
    Provision for loan losses                                                    235,000           175,000
    Amortization of organization cost                                               --              24,000
    Amortization of premiums and discounts on investment
      securities held to maturity                                                  7,985             8,424
    Amortization of premiums and discounts on investment
      securities available for sale                                               95,551           101,235
    Loss (gain) on sale of securities available for sale                           5,704            (7,745)
    Gain on sale of loans held for sale                                          (21,324)             --
    Originations of loans held for sale                                       (3,299,600)             --
    Proceeds from sale of loans held for sale                                  2,916,770              --
    Increase in accrued interest receivable                                      (34,368)         (150,110)
    (Decrease) increase in other assets                                          105,154          (109,374)
    Increase in deferred loan fees                                                41,314            53,354
    Increase in accrued interest payable                                         540,848           346,631
    (Decrease) increase in other liabilities                                    (488,961)        2,169,627
                                                                            ------------     -------------
Net cash provided by operating activities                                        975,552         3,275,048
                                                                            ------------     -------------
Investing activities:
  Proceeds from sale of securities available for sale                         59,131,300        12,294,226
  Repayment on securities available for sale                                   6,340,398         4,177,826
  Purchase of securities available for sale                                  (65,831,569)     (22,264,4675)
  Repayment on securities held to maturity                                     4,488,589           340,058
  Purchase of securities held to maturity                                       (999,062)             --
  Net increase in loans receivable                                           (12,758,280)      (15,466,025)
  Proceeds from sale of real estate owned                                         80,826              --
  Purchases of premises and equipment                                            (86,296)         (517,390)
                                                                            ------------     -------------
Net cash used in investing activities                                         (9,634,094)      (21,435,772)
                                                                            ------------     -------------
Financing activities:
  Net increase in deposits                                                    28,448,246        17,063,688
  Net (decrease) increase in borrowings less than 90 days                    (20,098,422)        5,443,209
  Proceeds from borrowings greater than 90 days                                5,000,000        19,000,000
  Repayment of borrowings greater than 90 days                                      --         (21,750,000)
  Proceeds from subordinated debt                                                   --           1,500,000
                                                                            ------------     -------------
Net cash provided by financing activities                                     13,349,824        21,256,897
                                                                            ------------     -------------
Increase in cash and cash equivalents                                          4,691,282         3,096,173
Cash and cash equivalents:
  Beginning of period                                                          4,392,987         2,330,389
                                                                            ------------     -------------
  End of period                                                             $  9,084,269     $   5,426,562
                                                                            ============     =============
Composed of:
  Cash and due from banks                                                      3,907,790         5,135,485
  Federal funds sold                                                           5,107,000            56,000
  Interest bearing deposits                                                       69,479           235,077
                                                                            ------------     -------------
Total cash and cash equivalents                                             $  9,084,269     $   5,426,562
                                                                            ============     =============
Cash payments for:
  Interest expense                                                          $  3,725,287     $   3,125,701
  Taxes                                                                          500,000           500,000

Supplemental disclosure of noncash activities:
  Change in unrealized net gain on securities available for sale                  24,363           (29,210)
  Change in deferred tax asset related to securities available for sale          (12,550)           15,048
  Transfer of loans to real estate owned                                         297,064           963,819



The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

         Premier Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania on July 15, 1997. It was reorganized as a registered one-bank holding company of Premier Bank (the "Bank") on November 17, 1997. The principal business of the Company through the Bank, is commercial banking and consists of, among other things, attracting deposits from the general public and using these funds in making loans secured by real estate, commercial loans, and consumer loans, and purchasing investment securities. The Bank was organized in 1990 as a Pennsylvania state-chartered banking institution and commenced operations on April 24, 1992. The Bank is a member of the Federal Reserve System. The Bank's deposits are insured by the Federal Deposit Insurance Corporation.

2. Basis of Financial Statement Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments, which in the opinion of management are necessary for fair statement of financial results and that all adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

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

5. Earnings Per Share

         Earnings per share was calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share was calculated on the basis of weighted average number of shares after giving retroactive effect to the three-to-one stock split distributed on December 31, 1997. Options to purchase 677,349 and 662,169 shares of common stock were outstanding at June 30, 1998 and 1997, respectively. The dilutive effect of such options using the treasury stock method was included in the computation of diluted earnings per share.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5. Earnings Per Share (continued)

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.


                                                   For the three months ended June 30, 1998
                                                   ----------------------------------------
                                                                                             Per share
                                               Net income               Shares                 Amount
                                               ----------              ---------             ---------
Basic earnings per share                       $  386,375              2,630,340                  0.15
Effect of dilutive stock options                       --                283,063                 (0.02)
                                               ----------              ---------             ---------
Diluted earnings per share                     $  386,375              2,913,403                  0.13
                                               ==========              =========             =========

                                                   For the three months ended June 30, 1997
                                                   ----------------------------------------
                                                                                             Per share
                                               Net income               Shares                 Amount
                                               ----------              ---------             ---------
Basic earnings per share                       $ 293,537               2,604,303                  0.11
Effect of dilutive stock options                      --                 145,048                    --
                                               ----------              ---------             ---------
Diluted earnings per share                       293,537               2,749,351                  0.11
                                               ==========              =========             =========

                                                      For the six months ended June 30, 1998
                                                      --------------------------------------
                                                                                             Per share
                                               Net income               Shares                 Amount
                                               ----------              ---------             ---------
Basic earnings per share                       $ 761,080               2,630,340                  0.29
Effect of dilutive stock options                      --                 278,001                 (0.03)
                                               ----------              ---------             ---------
Diluted earnings per sham                        761,080               2,908,341                  0.26
                                               ==========              =========             =========

                                                      For the six months ended June 30, 1997
                                                      --------------------------------------
                                                                                             Per share
                                               Net income               Shares                 Amount
                                               ----------              ---------             ---------
Basic earnings per share                       $  586,941              2,604,303                  0.23
Effect of dilutive stock options                       --                129,330                 (0.02)
                                               ----------              ---------             ---------
Diluted earnings per share                     $  586,941              2,733,633                  0.21
                                               ==========              =========             =========

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6. Comprehensive Income

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the fair value of investment securities available for sale.


                                                                      For the three months                 For the six months
                                                                         ended June 30,                       ended June 30,
                                                                    1998              1997               1998              1997
                                                                  --------          --------           --------          --------
Net income                                                        $386,375          $293,537           $761,080          $586,941
                                                                  --------          --------           --------          --------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains (losses) during the period             51,872           181,940             20,598           (24,098)
    Less: Reclassification adjustment for gains (losses)
      included in net income                                        21,721            (2,763)             3,765            (5,112)
                                                                  --------          --------           --------          --------
Other comprehensive income                                          73,593           179,177             24,363           (29,210)
                                                                  --------          --------           --------          --------
Comprehensive income                                              $459,968          $472,714           $785,443          $557,731
                                                                  ========          ========           ========          ========


7. Capital Securities

         On August 11, 1998, the Company issued $10.0 million of 8.57% Capital Securities due August 15, 2028. The Capital Securities were issued by the Company's recently formed subsidiary, PBI Capital Trust (the "Trust"), a statutory business trust created under the laws of Delaware. The Company is the sole owner of the Trust. The Trust will use the proceeds from the Capital Securities to acquire $10.0 million in 8.57% Junior Subordinated Deferrable Interest Debentures to be issued by the Company. The Junior Subordinated Debentures will be the sole assets of the Trust, and payments under the Junior Subordinated Debentures will be the sole revenue of the Trust. The Company plans to use the proceeds from the sale of the Junior Subordinated Debentures for general corporate purposes, including, but not limited to, investments in and advances to its subsidiary, Premier Bank, repurchases of common stock of the Company, branch expansion, the purchase of certain branch facilities being leased and funding loans. Proceeds from the Capital Securities will provide the Company with additional Tier I and Tier II capital.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Premier Bancorp, Inc. (the "Company") is a Pennsylvania business corporation and registered bank holding company headquartered in Doylestown, Bucks County, Pennsylvania. The Company was incorporated on July 15, 1997 and reorganized on November 17, 1997 at the direction of the Board of Directors of Premier Bank as a one-bank holding company of Premier Bank (the "Bank"). Currently the primary business of the Company is the operation of its wholly owned subsidiary, Premier Bank.

         Premier Bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank was organized in 1990 and started operations on April 24, 1992. The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits, primarily in loans, mortgage-backed securities, corporate bonds, and obligations of U.S. government agencies and government sponsored entities. The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are: deposits, repayments, prepayments and maturities of loans, repayments, prepayments and maturities of mortgage-backed and investment securities and borrowed funds. The Bank currently has three full service Pennsylvania banking offices: Doylestown, Easton, and Southampton. The Bank also has a loan production office in Yardley, Pennsylvania. The Bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the Bank.

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

         In addition to historical information, this report for the three and six months ended June 30, 1998 contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, Quarterly Reports on Form 10-QSB filed by the Company in 1998, and any Current Reports on Form 8-K filed by the Company.

Management Strategy

         The Bank's primary strategy for 1998 and beyond is to increase its loan and deposit market shares in the communities it serves and to expand its branch network to new markets as deemed appropriate. The Bank plans to open its fourth branch location in Lower Makefield Township, Bucks County, Pennsylvania (the "Yardley branch") by year end 1998.

The following table sets forth, for the periods indicated, certain key balance sheet amounts and their corresponding earnings/expenses and rates.

         Average Balances, Rates and Interest Income and Expense Summary

For the three months ended June 30,                             1998                                 1997
                                                 -----------------------------------    -----------------------------------
                                                  Average                   Average      Average                   Average
                                                  Balance       Interest     Rate        Balance       Interest     Rate
                                                 ---------      ---------   --------    ---------      ---------   --------
Assets
  Interest bearing deposits                    $    383,441        4,937     5.16%    $    305,171        3,978      5.23%
  Federal funds sold                              4,918,473       65,201     5.32%       1,768,593       24,372      5.53%
  Investment securities available
    for sale
    Taxable                                      50,602,401      831,025     6.59%      46,812,838      809,229      6.93%
    Tax-exempt (1)                               10,254,543      133,566     5.22%       4,147,892       57,909      5.60%
  Investment securities held to maturity         12,084,748      200,426     6.65%      13,902,302      234,630      6.77%
                                               ------------    ----------    ----     ------------    ---------      ----
    Total investment securities                  72,941,692    1,165,017     6.41%      64,863,032    1,101,768      6.81%
  Loans, net of unearned income (2)             117,810,689    2,671,677     9.10%      92,155,692    2,103,777      9.16%
                                               ------------    ----------    ----     ------------    ---------      ----
  Total earning assets                          196,054,295    3,906,832     7.99%     159,092,488    3,233,895      8.15%
    Cash and due from banks                       3,252,296                              2,951,003
    Allowance for loan losses                    (1,480,866)                            (1,083,639)
    Other assets                                  5,082,746                              4,150,055
                                               ------------                           ------------
Total assets                                   $202,908,471                           $165,109,907
                                               ============                           ============

  Liabilities and shareholders equity

    Interest checking                            12,738,288       81,996     2.58%    $  8,527,521       53,844      2.53%
    Money market deposit accounts                 1,696,960       10,794     2.55%       1,289,081        7,940      2.47%
    Savings accounts                             49,421,696      475,280     3.86%      41,247,134      397,581      3.87%
    Time deposits                                90,657,426    1,307,623     5.79%      65,937,547      936,144      5.69%
                                               ------------    ---------     ----     ------------    ---------      ----
     Total interest bearing deposits            154,514,370    1,875,693     4.87%     117,001,283    1,395,509      4.78%
    Short-term borrowings                         5,210,926       69,003     5.31%      26,103,234      372,876      5.73%
    Long-term borrowings                         15,000,000      202,693     5.42%              --           --        --
    Subordinated debt                             1,500,000       29,385     7.86%       1,500,000       30,371      8 12%
                                               ------------    ---------     ----     ------------    ---------      ----
    Total interest bearing liabilities          176,225,296    2,176,774     4.95%     144,604,517    1,798,756      4.99%
    Non interest bearing deposits                12,682,422                              9,178,843
    Other liabilities                             3,135,636                                240,278
    Shareholders' equity                         10,865,117                              9,086,269
                                               ------------                           ------------
  Total liabilities and shareholders' equity   $202,908,471                           $165,109,907
                                               ============                           ============
  Net interest income/rate spread                              1,730,058     3.04%                    1,435,139      3.16%
                                                               =========     ====                     =========      ====
  Net interest margin                                                        3.42%                                   3.49%








  Average interest earning assets as a percentage
    of average interest bearing liabilities         111.25%                              110.02%

----------------------------

(1) Interest income on tax-exempt investment securities has not been presented on a tax equivalent basis.

(2) Includes non-accrual loans of $180,701 and $506,107 on average for the three months ended June 30, 1998 and 1997.

The following table sets forth, for the periods indicated, certain key average balance sheet amounts and their corresponding earnings/expenses and rates.

         Average Balances, Rates and Interest Income and Expense Summary

For the six months ended June 30,                            1998                                   1997
                                             -----------------------------------     -----------------------------------
                                              Average                    Average      Average                   Average
                                              Balance        Interest     Rate        Balance       Interest     Rate
                                             ---------       ---------   --------    ---------      ---------   --------
Assets
  Interest bearing deposits                 $    335,041         6,202     3.73%     $    271,227        6,411       4.77
  Federal funds sold                           3,855,829       103,681     5.42%        1,138,315       30,816       5.46
  Investment securities available for sale
    Taxable                                   50,347,675     1,654,240     6.63%       46,536,955    1,595,783       6.91
    Tax-exempt (1)                             9,664,345       252,369     5.27%        4,558,081      127,299       5.63
  Investment securities held to maturity      13,483,820       451,348     6.75%       14,046,837      472,079       6.78
                                            ------------     ---------     ----      ------------    ---------      -----
    Total investment securities               73,495,840     2,357,957     6.47%       65,141,873    2,195,161       6.80
  Loans, net of unearned income (2)          113,942,432     5,171,149     9.15%       88,113,044    4,011,572       9.18
                                            ------------     ---------     ----      ------------    ---------      -----
  Total earning assets                       191,629,142     7,638,989     8.04%      154,664,459    6,243,960       8.14
  Cash and due from banks                      3,412,765                                2,526,167
  Allowance  for loan losses                  (1,445,291)                              (1,041,694)
  Other assets                                 4,965,388                                3,934,309
                                            ------------                             ------------
Total assets                                $198,562,004                             $160,083,241
                                            ============                             ============
Liabilities and shareholders' equity
  Interest checking                         $ 11,981,808       153,690     2.59%     $  7,926,052       98,703       2.51
  Money market deposit accounts                1,731,432        21,877     2.55%        1,283,456       15,914       2.50
  Savings accounts                            47,740,588       916,695     3.87%       41,372,136      810,990      3.95
  Time deposits                               85,228,578     2,447,644     5.79%       63,363,690    1,784,358       5.68
                                            ------------     ---------     ----      ------------    ---------      -----
    Total interest bearing deposits          146,682,406     3,539,896     4.87%      113,945,334    2,709,965       4.80
  Short-term borrowings                        9,869,937       264,544     5.41%       24,925,369      704,628       5.70
  Long-term borrowings                        15,000,000        40,159     5.42%               --           --         --
  Subordinated debt                            1,500,000        58,535     7.87%        1,433,702       57,739       8.12
                                            ------------     ---------     ----      ------------    ---------      -----
  Total interest bearing liabilities         173,052,343     4,266,134     4.97%      140,304,405    3,472,332       4.99
  Non interest bearing deposits               11,928,856                                8,506,962
  Other liabilities                            2,902,645                                2,262,591
  Shareholders' equity                        10,678,160                                9,009,283
                                            ------------                             ------------
Total liabilities and shareholders' equity  $198,562,004                             $160,083,241
                                            ============                             ============
Net interest income/rate spread                              3,372,855     3.07%                    2,771,628       3.15
                                                             =========     =====                    =========      =====
Net interest margin                                                        3.43%                                    3.49

Average interest earning assets as a
percentage of average interest bearing
liabilities                                       110.73%                                 110.23%

------------------------

(1) Interest income on tax-exempt investment securities has not been presented on a tax equivalent basis.

(2) Includes non-accrual loans of $231,640 and $524,712 on average for the six months ended June 30, 1998 and 1997.

Results of Operations

     For the three months ended June 30, 1998, the Company reported net income of $386,375 or $.13 diluted earnings per share. This represents an increase of $92,838 or 31.6% from the $293,537 or $.11 diluted earnings per share reported for the same period in 1997. Net interest income and non-interest expenses were higher in 1998 and reflect the overall growth of the institution. The provision for loan losses was $121,000 in 1998 in comparison with $100,000 for 1997. Non-interest income totaled $30,607, a decrease of $6,807 from the $37,414 earned in 1997. The decrease in non-interest income is primarily due to $32,910 in losses on the sale of investment securities available for sale in 1998 as compared to gains of $4,186 in 1997. The losses on the sale of investment securities available for sale in 1998 were partially offset by $15,987 in gains of the sale of loans held for sale and a $14,302 increase in service charges and other fees. Non-interest expense amounted to $1,059,290 for 1998, a $125,274 increase over the $934,016 reported in 1997. Salaries and benefits increased $87,526 in 1998 in conjunction with the overall growth of the institution.

     For the six months ended June 30, 1998, the Company reported net income of $761,080 or $.26 diluted earnings per share. This represents an increase of $174,139 or 29.7% from the $586,941 or $.21 diluted earnings per share reported for the same period in 1997. Net interest income, non-interest income and non-interest expenses were higher in 1998 and reflect the overall growth of the institution. The provision for loan losses was $235,000 in 1998 in comparison with $175,000 for 1997. Non-interest income totaled $106,564; an increase of $29,291 from the $77,273 earned in 1997. The increase in non-interest income is primarily due to gains on the sale of loans held for sale and higher service charges in 1998. Non-interest expense amounted to $2,107,839 for 1998, a $300,879 increase over the $1,806,960 reported in 1997. Salaries and benefits increased $232,807 in 1998 due to the addition of new lending and operations personnel.

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

     For the three months ended June 30, 1998, net interest income was $294,919 higher than the same period in 1997. This increase was primarily a function of asset growth. Average earning assets grew $36,961,807 with a 16 basis point decrease in rate. Average investments and average loans increased $8,078,660 and $25,654,997, respectively. The average yield on investments and average yield on loans dropped 40 basis points and 6 basis points, respectively. The overall rate paid on interest bearing liabilities improved 4 basis points. While deposit costs were higher in 1998, the rate on borrowings improved. Average interest bearing deposits increased $37,513,087 combined with a 9 basis point increase in rate. Approximately two thirds of this deposit growth was concentrated in higher costing time deposits. Non-interest bearing deposits increased $3,503,579 or 38.2%. Average borrowings decreased $5,892,308 with a rate decrease of 30 basis points.

     For the six months ended June 30, 1998, net interest income was $601,227 or 21.7% higher than the same period in 1997. This increase was primarily a function of asset growth as average earning assets grew $36,964,683 with a 10 basis point decrease in rate. Average investments and average loans increased $8,353,967 and $25,829,388, respectively. The average yield on investments and average yield on loans dropped 33 basis points and 3 basis points, respectively. The overall rate paid on interest bearing liabilities improved 2 basis points. While deposit costs were higher in 1998 the rate on borrowings improved. Average interest bearing deposits increased $32,737,072 combined with a 7 basis point increase in rate, as most of the growth was concentrated in higher costing time deposits. Non-interest bearing deposits increased $3,421,894 or 40.2%. Average borrowings were relatively flat while the rate decreased 28 basis points.

Capital Adequacy

     At June 30, 1998, management believes that the Company was in compliance with all applicable regulatory requirements to be classified as "well capitalized" pursuant to FDIC regulations. The Company plans to remain well capitalized and manages the Bank accordingly. On August 11, 1998, $10.0 million in Capital Securities were issued by the Company's recently formed subsidiary, PBI Capital Trust. Proceeds from the Capital Securities will provide the Company with additional Tier I and Tier II capital.

     The Company's total risked-based capital decreased from 10.97% as of December 31, 1997 to 10.39% as of June 30, 1998. The decrease in the total risk based capital-to-risk weighted assets ratio was attributable to a larger concentration of assets in the 100% risk-weighted category. The majority of loans originated continue to be secured by commercial property, which require a 100% risk-weighting. In addition, $10.0 million in corporate bonds were added to the investment portfolio in 1998. Corporate bonds require a 100% risk-weighting. The Company's Tier I-to-risk-weighted assets ratio decreased from 8.60% at December 31, 1997 to 8.16% at June 30, 1998 for the same reasons as mentioned above.

     The Company's Tier I-to-average assets ratio of 5.49% at June 30, 1998 was relatively unchanged from 5.51% at December 31, 1997.

     The Bank is subject to similar capital requirements. At June 30, 1998 the Bank's capital exceeded all regulatory requirements and the Bank remains classified as "well capitalized".

                               Capital Components

                                                   June 30, 1998          December 31, 1997
                                                   -------------          -----------------

Tier I
Shareholders' equity                                $ 11,153,298                 10,328,646
Net unrealized security gains                            (76,538)                   (52,175)
                                                    ------------                -----------
Total Tier I Capital                                $ 11,076,760                 10,276,471
                                                    ============                ===========

Tier II
Allowable portion of the allowance for loan losses  $  1,540,719                  1,360,148
Allowable portion of subordinated debt                 1,500,000                  1,500,000
                                                    ------------                -----------
Total Tier II Capital                               $  3,040,719                  2,860,148
                                                    ============                ===========
Total Capital                                       $ 14,117,479                 13,136,619
Risk-weighted assets                                 136,489,000                120,736,000

     The table below depicts the Bank's capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by the regulators.

                                 Capital Ratios

                                                            Actual            Actual            "Adequately"          "Well"
                                                        June 30, 1998    December 31, 1997       Capitalized       Capitalized
                                                        -------------    -----------------      ------------       -----------
Total risk-based capital/risk-weighted asset                   10.33%              10.88%              8.00%            10.00%
Tier I capital/risk-weighted asset                              8.10%               8.51%              4.00%             6.00%
Tier I capital/average asset (leverage ratio)                   5.46%               5.45%              4.00%             5.00%

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

     The Bank's primary asset deployment activities are the origination of loans secured by real estate, and the purchase of mortgage-backed and other securities. During the six months ended June 30, 1998, the Bank's loan portfolio grew $12,758,843 as compared to an increase of $15,466,025 for the same period in 1997. Purchases of mortgage-backed and other securities totaled $66,830,631 for the six months ended June 30, 1998 as compared to $22,264,467 for the six months ended June 30, 1997. These activities were funded primarily by deposit growth and borrowings, principal repayments on loans and mortgage-backed securities and by sales and calls of investments. Proceeds from the sale of investment securities totaled $59,131,300 and $12,294,226 for the six months ended June 30, 1998 and June 30, 1997, respectively. The Bank sold $41,967,104 in mortgage-backed securities in 1998 in reaction to higher than expected prepayments caused by generally lower and falling interest rates. Principal repayments on mortgage-backed securities totaled $6,828,987 for the six months ended June 30, 1998 and $4,517,884 for the six months ended June 30, 1997. Investment securities which were called and repaid by the issuer totaled $4,000,000 in 1998. There were no securities called in 1997.

     Deposits increased $28,448,246 during the six months ended June 30, 1998 as compared to $17,063,688 during the same period in 1997. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The Bank offered a premium rate for nine-month certificates of deposit in February 1998, which accounted for approximately $11.6 million of the increase in deposits in 1998. An additional $7.5 million in public funds deposits was raised in May 1998. Borrowings decreased $15,098,422 during the six months ended June 30, 1998 and increased $4,193,209 during the six months ended June 30, 1997. In January 1997, the Bank issued $1,500,000 in subordinated debt to supplement its Tier II and total capital ratios in order to remain "well capitalized". The subordinated debt matures on January 12, 2012 but can be prepaid.

     The Bank monitors it liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales through its correspondent bank, Atlantic Central Bankers Bank. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Additional sources of funds are available through use of one of the following: $2,000,000 unsecured federal funds line of credit with Atlantic Central Bankers Bank or, the Bank's $56,434,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh (the "FHLB"). The Bank could also sell or borrow against investment securities. At June 30, 1998, the Bank had $15,000,000 in borrowings outstanding at the FHLB.

Investment Securities

     Investment securities are classified at the time of purchase by one of three purposes: trading, available for sale (AFS) or held to maturity (HTM). To date the Bank has not purchased any securities for trading purposes. The Bank usually classifies securities, in particular mortgage-backed securities, as AFS to provide management the flexibility to sell certain securities and adjust its balance sheet in response to capital needs and/or changes in market conditions. The carrying values for AFS and HTM securities were $62,729,666 and $11,672,126, respectively, as of June 30, 1998. During the first half of 1998, management sold certain mortgage-backed securities in reaction to higher than expected prepayments. Proceeds from the 1998 security sales were $59,131,300 with net losses of $5,704 recorded. Investment purchases totaled $66,830,631 and were concentrated in fixed rate GNMA securities and variable rate corporate bonds.

                                                         June 30, 1998
                                     -----------------------------------------------------
                                        Held to Maturity              Available for Sale
                                     -------------------------    ------------------------
                                      Amortized     Estimated      Amortized    Estimated
                                         Cost       Fair Value        Cost      Fair Value
                                     -----------    ----------    ------------------------
U.S. government agency obligations   $ 8,986,156     9,006,880            --            --
Mortgage-backed securities             2,685,970     2,670,381    39,981,747    39,989,258
State and municipal securities                --            --    10,539,130    10,624,418
Corporate bonds                               --            --     9,947,773     9,957,940
Equity securities                             --            --     2,030,050     2,043,050
Other debt securities                         --            --       115,000       115,000
                                     -----------    ----------    ----------    ----------
Total                                $11,672,126    11,677,261    62,613,700    62,729,666
                                     ===========    ==========    ==========    ==========



                                                         December 31, 1997
                                     -----------------------------------------------------
                                        Held to Maturity              Available for Sale
                                     -------------------------    ------------------------
                                      Amortized     Estimated      Amortized    Estimated
                                         Cost       Fair Value        Cost      Fair Value
                                     -----------    ----------    ------------------------
U.S. government agency obligations   $11,985,870    11,956,250          --            --
Mortgage-backed securities             3,183,768     3,143,715    50,131,927    50,121,230
State and municipal securities              --            --      10,326,107    10,402,857
Equity securities                           --            --       1,780,050     1,793,050
Other debt securities                       --            --         117,000       117,000
                                     -----------    ----------    ----------    ----------
Total                                $15,169,638    15,099,965    62,355,084    62,434,137
                                     ===========    ==========    ==========    ==========

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


                                             June 30, 1998          % of Total        December 31, 1997               % of Total
                                             -------------          ----------        -----------------               ----------
Real estate-farmland                         $    500,000              0.41%                 500,000                      0.46%
Real estate-construction                        1,471,760              1.21%               1,188,288                      1.09%
Real estate-residential                        23,064,494             19.01%              22,965,889                     21.10%
Real estate-multifamily                         3,767,739              3.11%               1,948,943                      1.79%
Real estate-commercial                         80,316,423             66.21%              72,372,260                     66.48%
Consumer                                          974,369              0.80%                 797,671                      0.73%
Commercial                                     11,216,574              9.25%               9,084,458                      8.35%
                                             ------------            ======             ------------                    ------
Total Loans                                  $121,311,359            100.00%             108,857,509                    100.00%
Unearned income                                   366,149            ======                  324,835                    ======
Allowance for loan losses                       1,540,719                                  1,360,148
                                             ------------                               ------------
Total loans, net                             $119,404,491                                107,172,526
                                             ============                               ============



     The Bank's real estate portfolio, which is concentrated primarily within the greater Lehigh and Delaware Valleys (Eastern Pennsylvania), is subject to risks associated with the local economy.

Allowance for Loan Losses

     The allowance for loan losses is determined and calculated based on specific loans or loan categories. Each loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, delinquency, general economic conditions and other factors. Borrowers risk ratings are determined by loan officers at the inception of each loan and are subject to on-going analysis and update. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Since the Bank is only six years old with a limited history for loan losses, management also uses peer group analysis to gauge the overall reasonableness of its loan loss reserves. While management believes that its allowance is considered adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgements about information available to them at the time of examination.

     At June 30, 1998, the Bank had $1,540,719 in its allowance for loan losses, representing 1.27% of outstanding loans receivable as compared to 1.25% and 1.16% at December 31, 1997 and June 30, 1997, respectively.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated.


                                        For the Six       For the Year Ended        For the Six
                                       Months Ended           December 31,          Months Ended
                                      June 30, 1998              1997              June 30, 1997
                                      -------------       ------------------       -------------

Balance at beginning of period         $  1,360,148          $    960,672           $   960,672

Charge-offs
  Real estate - residential                  47,064                    --                    --
  Consumer installment                        7,928                   524                    --
                                       ------------          ------------           -----------
Total charge-offs                            54,992                   524                    --

Recoveries
  Consumer installment                          563                    --                    --
                                       ------------          ------------           -----------
Net charge-offs                              54,429                   524                    --

Provision for possible loan losses          235,000               400,000               175,000
                                       ------------          ------------           -----------

Balance at end of period                  1,540,719             1,360,148             1,135,672
                                       ============          ============           ===========

Total gross loans:
Average                                 114,325,225            95,403,549            88,336,356
End of period                           121,311,359           108,857,509            97,587,192
Ratios:
Net charge-offs to:
  Average loans                                0.05%                   --                    --
  Loans at end of period                       0.04%                   --                    --
  Allowance for loan losses                    3.53%                 0.04%                   --
  Provision for loan losses                   23.16%                 0.13%                   --

Allowance for loan losses to:
  Total gross loans at end of period           1.27%                 1.25%                 1.16%
  Non-performing loans                       446.91%               209.64%               179.97%


Charge-offs against the allowance for loan losses in 1998 totaled $54,992 of which $47,064 related to one loan, which was transferred to real estate owned during the first quarter of 1998.

Non-Performing Assets

         Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and real estate owned. Non-performing assets represented .55%, .67% and 1.11% of total assets at June 30, 1998, December 31, 1997 and June 30, 1997, respectively.


                                                                   June 30, 1998    December 31, 1997    June 30, 1997
                                                                   -------------    -----------------    -------------
Loans past due 90 days or more and accruing
  Real estate - residential                                         $  144,858         $  146,492         $  122,827
  Consumer installment                                                     956              4,576              3,482
                                                                    ----------         ----------         ----------
  Total loans past due 90 days or more and accruing                    145,814            151,068            126,309

Loans accounted for on a non-accrual basis
  Real estate - construction                                                --            299,200            299,200
  Real estate - residential                                             25,000                 --                 --
  Commercial real estate                                               173,934            191,534            205,542
  Consumer installment                                                      --              7,000                 --
                                                                    ----------         ----------         ----------
  Total non-accrual loans                                              198,934            497,734            504,742
Real estate owned                                                      807,460            638,286          1,353,072
                                                                    ----------         ----------         ----------
Total non-performing assets                                         $1,152,208         $1,287,088         $1,984,123
                                                                    ==========         ==========         ==========

Total as a percentage of total assets                                     0.55%              0.67%              1.11%


Total non-accrual loans decreased $298,800 from $497,734 at December 31, 1997 to $198,934 at June 30, 1998. The decrease relates principally to the transfer of one loan to real estate owned in January 1998.

Real estate owned

         Real estate owned increased $169,174 from $638,286 at December 31, 1997 to $807,460 at June 30, 1998. At June 30, 1998, this balance included two residential properties.

         During the first quarter of 1998, the Company foreclosed on a loan secured by residential property valued at $250,000 and sold an investment property for $80,826. The loan, which was transferred to real estate owned in 1998, was reported as non-accrual at December 31, 1997. In connection with the foreclosure of this loan a $47,064 charge-off against the allowance for loan losses was recorded. The balance of real estate owned was unchanged during the three months ended June 30, 1998.

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

         Total deposits as of June 30, 1998 were $172,051,448, representing an increase of $28,448,246 from deposits of $143,603,202 at December 31, 1997. The majority of this increase relates to the success of the Company's certificate of deposit promotion, which was held in the month of February 1998. This promotion, which offered a premium rate on nine-month certificates of deposits, generated approximately

$11,600,000 in funds. In addition, $7.5 million in public funds deposits was raised in May 1998. These public funds mature in $2.5 million increments in July, September, and December of 1998, respectively. Savings accounts increased $3,460,047 or 7.6% to $49,011,551 at June 30, 1998 from $45,551,504 at December
31, 1997.

         Core deposits, which exclude time deposits greater than $100,000 were $151,801,309 or 88.23% of total deposits at June 30, 1998. Total time deposits as of June 30, 1998 were $93,648,069 or 54.43% of total deposits, of which $21,061,284 mature after one year.

                                                            June 30, 1998                         December 31, 1997
                                              ----------------------------------------   ----------------------------------
                                              Weighted                                  Weighted
                                               Average                                   Average
                                              Interest                          % of     Interest                    % of
                                                Rate           Amount           Total      Rate       Amount         Total
                                              --------      ------------        ------  ---------  -----------      -------
Interest checking                               2.62%       $ 12,637,057         7.35%     2.62%  $ 10,847,705        7.56%
Money market                                    2.58%          1,680,802         0.97%     2.57%     1,667,282        1.16%
Savings                                         3.86%         49,011,551        28.49%     3.90%    45,551,504       31.72%
Time                                            5.79%         93,648,069        54.43%     5.66%    73,959,391       51.50%
                                                ----        ------------       ------      ----   ------------      ------
   Total interest bearing deposits              4.90%        156,977,479        91.24%     4.76%   132,025,882       91.94%
Non-interest bearing deposits                   ====          15,073,969         8.76%     ====     11,577,320        8.06%
                                                            ------------       ------             ------------      ------
Total deposits                                              $172,051,448       100.00%            $143,603,202      100.00%
                                                            ============       ======             ============      ======

Borrowings

         Borrowings decreased $15,098,422 from $34,842,740 at December 31, 1997 to $19,744,318 at June 30, 1998. Excess liquidity provided by the time deposit promotion in February 1998 and public funds in May 1998 enabled the Bank to repay $12,500,000 in Federal Home Loan Bank ("FHLB") borrowings. The remaining decrease relates to borrowings from customers and overnight fed funds.


                                                                         June 30, 1998                Dember 31, 1997
                                                                -----------------------------    --------------------------
                                                                                     Weighted                      Weighted
                                                                                      Average                       Average
                                                                   Amount              Rate         Amount           Rate
                                                                -----------          --------    -----------       --------
Short-term:
Securities sold under agreement to repurchase (1)               $ 4,744,318            4.75%     $18,345,740         5.54%
Other                                                                    --              --        1,497,000         6.31%
                                                                -----------            ----      -----------         ----
                                                                  4,744,318            4.75%      19,842,740         5.59%
                                                                -----------            ----      -----------         ----
Long-term
Federal Home Loan Bank advances (2)                              15,000,000            5.42%      15,000,000         5.42%
                                                                -----------            ----      -----------         ----
Total borrowings                                                $19,744,318            5.26%     $34,842,740         5.52%
                                                                ===========            ====      ===========         ====




(1) At June 30, 1998 securities sold under agreement to repurchase consisted of $4,744,318 in borrowings from customers which mature overnight. At December 31, 1997 borrowings from the FHLB and customers were $12,500,000 and $5,845,740, respectively. All borrowings from the FHLB are secured by a blanket lien against the Bank's assets.

(2) Long-term FHLB advances mature in the year 2002. These advances are subject to repricing every six months at which time the issuer may convert the borrowing to a variable rate if current rates are higher. Should the issuer convert the borrowing, the Company may prepay the debt without penalty.

Loans held for sale

         The Bank uses an outside company to originate and sell residential mortgages on its behalf. The $404,154 increase in loans held for sale from $197,944 at December 31, 1997 to $602,098 at June 30, 1998 relates to the timing of loan originations versus their sale. Typically, these loans are sold within 30 days of their settlement.

Other Assets

         The $105,154 decrease in other assets from $486,348 at December 31, 1997 to $381,194 at June 30, 1998 relates primarily to a decrease in principal payments due on FHLMC mortgage-backed securities as the Company reduced its holdings from this agency.

Other Liabilities

         The $488,962 decrease in other liabilities from $1,797,538 at December 31, 1997 to $1,308,576 at June 30, 1998 relates principally to a decrease in the Company's own official checking accounts and federal income taxes payable. The official checking account balance fluctuates daily in relation to when the account is funded and when checks are presented for payment. Federal income taxes payable were lower due to the final payment of 1997 taxes and the payment of 1998 estimated taxes based on quarterly estimates of tax liabilities.

Non-interest income

         Total non-interest income was $30,607 for the three months ended June 30, 1998 as compared to the $37,414 earned for the same period in 1997. The decrease is principally due to $32,910 in losses on the sale of investment securities available for sale as compared to gains of $4,186 in 1997. The losses on sales of investment securities in 1998 were partially offset by $15,987 in gains on the sale of loans held for sale and a $14,302 increase in service charges and other fees. During the first half of 1997 the Company was not engaged in the sale of loans.

         Total non-interest income was $106,564 for the six months ended June 30, 1998 as compared to the $77,273 earned for the same period in 1997. The increase is principally due to $21,324 in gains on the sale of loans held for sale and a $21,415 increase in service charges and other fees. During 1998 the Bank engaged an outside company to originate and sell residential mortgages on its behalf. The Bank was not engaged in the sale of residential mortgages during the six months ended June 30, 1997.

Non-interest expense

         For the three months ended June 30, 1998, non-interest expenses were $1,059,290 as compared to $934,016 during the same period in 1997. Of this amount, $501,872, or 47.4%, was attributable to salary and related employee benefits as compared to $414,346 or 44.4% for the quarter ended June 30, 1997. The $87,526 increase in salary and related benefits is attributable to the overall growth of the institution which includes the opening of the Southampton branch in February 1997 and additions to lending and operations personnel. Data processing expenses increased $28,211 while marketing was down $21,000. Other expenses, which consist primarily of furniture and equipment expense, loan and real estate owned expense, employee travel and entertainment, stationery, supplies and postage, totaled $226,352 for the three months ended June 30, 1998 as compared to $202,871 during the same period in 1997. Other expense increased $23,481 due primarily to the growth of the Bank.

         For the six months ended June 30, 1998, non-interest expenses were $2,107,839 as compared to $1,806,960 during the same period in 1997. The $300,879 increase in non-interest expense is principally due to a $232,807 increase in salary and benefits in conjunction with the overall growth of the Bank as mentioned above. Data processing and other expenses increased $24,628 and $46,913, respectively.

Income tax expense

         Income tax expense for the quarter ended June 30, 1998 was $194,000 as compared to $145,000 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, income tax expense totaled $375,500 as compared to $280,000 for the same period in 1997. The tax provision for the three and six months ended June 30, 1998 increased due to the increase in income before tax.

Year 2000

         The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company transacts business. The impact on the overall economy from failures of other companies and industries to successfully address this problem nationally and internationally is unknown.

         The Company outsources much of its data processing to third party processors including all of its deposit and loan accounting functions. These third party processors are working on the necessary programming changes to prepare their systems for the Year 2000 and will absorb most of the direct programming costs. The Company is monitoring the progress of its processors and plans to test their systems for compliance in late 1998. The Company does not expect to incur significant incremental direct expenses related to the Year 2000, provided that its third party processors are able to make the necessary software modifications. Failure of third party computer systems relative to the Year 2000 would have a material adverse Impact on the Company's ability to conduct its business. In addition, the Company cannot guarantee that the inability of its loan customers to adequately address the Year 2000 issue will not have a material adverse effect on the Company. Costs associated with the Year 2000 problem are expected to be expensed as incurred in accordance with generally accepted accounting principles.

Recent Accounting Pronouncements

Operating Segment Disclosure

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for fiscal years beginning after December 15, 1997. The impact, if any, of this Statement on the Company would be to require additional disclosures in the Company's financial statements.

Employers' Disclosure about Pension and Other Postretirement Benefits

         In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which amends the disclosure requirements of Statements No. 87, "Employers' Accounting for Pensions", Statement No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". Statement No. 132 is applicable to all entities. This Statement standardizes the disclosure requirements of Statements Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement recognition provisions of Statement Nos. 87, 88 and 106. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of information not available.

The impact, if any, of this Statement on the Company would be to require additional disclosures in the Company's financial statements.

Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement categorized derivatives used for hedging purposes as either fair value hedges, cash flow hedges, foreign currency fair value hedges, foreign currency cash flow hedges, or hedges of net investments in foreign operations. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. The Statement eliminates the accounting provisions outlined in Statement 52, "Foreign Currency Translation", related to forward contracts, as accounting for all foreign currency derivatives will be governed under Statement No. 133. Prospective application of Statement No. 133 is required for all fiscal years beginning after June 15, 1999, however earlier application is permitted. Currently, the Company does not use any derivative instruments nor does it engage in any hedging activities.

PART 11 -- OTHER INFORMATION

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

Item 4 -- Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on May 14, 1998 for the following purposes:

1. To elect eight class I directors for a term of one year (Daniel E. Cohen, Michael Perrucci, Brian R. Rich, Ezio U. Rossi, Gerald Schatz, Bruce E. Sickel, Thomas P. Stitt and John A. Zebrowski)

2. To elect five class 2 directors for a term of two years (Thomas E. Mackell, Neil Norton, Irving N. Stein, HelenBeth Garofalo-Vilcek and George Wetherill)

3. To elect seven class 2 directors for a term of three years (Peter A. Cooper, Clark S. Frame, Barry J. Miles, Sr., Daniel A. Nesi, Thomas M. O'Mara, Richard F. Ryon and John C. Soffronoff)

4. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the 1998 fiscal year.

All proposals were adopted by the Company's shareholders as follows:

1. Election of class I directors

                                    For              Against           Abstain
                                 ---------           -------           -------
   Daniel E. Cohen               1,714,065             --               1,980
   Michael Perrucci              1,714,065             --               1,980
   Brian R. Rich                 1,714,065             --               1,980
   Ezio U. Rossi                 1,714,065             --               1,980
   Gerald Schatz                 1,714,065             --               1,980
   Bruce E. Sickel               1,714,065             --               1,980
   Thomas P. Stitt               1,713,735             --               2,310
   John A. Zebrowski             1,713,735             --               2,310

2. Election of class 2 directors

   Thomas E. Mackell             1,713,903             --               2,142
   Neil Norton                   1,713,903             --               2,142
   Irving N. Stein               1,713,903             --               2,142
   HelenBeth Garofalo--Vilcek    1,713,903             --               2,142
   George H. Wetherill           1,713,603             --               2,442

Item 4 -- Submission of Matters to a Vote of Security Holders (continued)

3. Election of class 3 directors

                                    For           Against               Abstain
                                 ---------        -------               -------
   Peter A. Cooper               1,715,415           --                   630
   Clark S. Frame                1,715,415           --                   630
   Barry J. Miles, Sr.           1,715,415           --                   630
   Daniel A. Nesi                1,712,643           --                 3,402
   Thomas M. O'Mara              1,715,415           --                   630
   Richard F. Ryon               1,715,415           --                   630
   John C. Soffronoff            1,715,415           --                   630

4. Proposal to ratify the selection of KPMG Peat Marwick LLP, Certified Public Accountants, as the Company's independent auditors for the 1998 fiscal year.

                                    For           Against               Abstain
                                 ---------        -------               -------
                                 1,715,220           --                   825

Item 5 -- Other Information

On August 11, 1998, the Company issued $10.0 million of 8.57% Capital Securities due August 15, 2028. The Capital Securities were issued by the Company's recently formed subsidiary, PBI Capital Trust (the "Trust"), a statutory business trust created under the laws of Delaware. The Company is the sole owner of the Trust. The Trust will use the proceeds from the Capital Securities to acquire $10.0 million in 8.57% Junior Subordinated Deferrable Interest Debentures to be issued by the Company. The Junior Subordinated Debentures will be the sole assets of the Trust, and payments under the Junior Subordinated Debentures will be the sole revenue of the Trust. The Company plans to use the proceeds from the sale of the Junior Subordinated Debentures for general corporate purposes, including, but not limited to, investments in and advances to its subsidiary, Premier Bank, repurchases of common stock of the Company, branch expansion, the purchase of certain branch facilities being leased and funding loans. Proceeds from the Capital Securities will provide the Company with additional Tier I and Tier II capital.

Item 6 -- Exhibits and Reports on Form 8-K

The following exhibits are incorporated by reference herein or annexed to this Form 10-QSB:

3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3i to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997).

3.2 By-Laws (Incorporated by reference to Exhibit 3ii to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997)

10.1 Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997).

11.1 Statement re: Computation of per share earnings (Included as Note 5 of this Form 10-QSB)

22.1 Submission of matters to a vote of security holders (included as Item 3 under Part II of this Form (10-QSB)

27.1    Financial Data Schedule (Exhibit 27)

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

Premier Bancorp, Inc.


Signature                                        Title                                           Date
---------                                        -----                                           ----

By: /s/ John C. Soffronoff          President, Chief Executive Officer,                     August 14, 1998
--------------------------          (Principal Executive Officer), Director
John C. Soffronoff

By: /s/ Bruce E. Sickel             Chief Financial Officer, (Principal                     August 14, 1998
--------------------------          Financial Officer), Director
Bruce E. Sickel

                                Index of Exhibits

                                                                                             Page
                                                                                             ----

3.1    Articles of Incorporation (Incorporated by reference to Exhibit 3i to the              *
       Company's Registration Statement No. 333-34243 on Form S-4 filed with the
       Securities and Exchange Commission on August 22, 1997).

3.2    By-Laws (Incorporated by reference to Exhibit 3ii to the Company's                     *
       Registration Statement No. 333-34243 on Form S-4 filed with the
       Securities and Exchange Commission on August 22, 1997).

10.1   Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by
       reference to Exhibit 99.6 to the Company's Registration Statement No.                  *
       333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997).

11.2   Statement re: Computation of per share earnings (Included as Note 5 of                 6
       this Form 10-QSB)

22.2   Submission of matters to a vote of security holders (included as Item 3                22
       under Part II of this Form 10-QSB)

27.1   Financial Data Schedule (Exhibit 27)                                                   26

       * Incorporated by reference.