Form 10QSB
period 1998-09-30
PREMIER BANCORP INC /PA/
filed 1998-11-13
CIK 1044651

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB [X]

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the Quarterly Period Ended: September 30, 1998

                       Commission file number: 333-34243

                             PREMIER BANCORP, INC.
                             ---------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

          Pennsylvania                                  23-2921058
          ------------                                  ----------
 (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                 Identification Number)

          379 North Main Street, Doylestown, PA                  18901
          -------------------------------------                  -----
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (215) 345-5100

                                      N/A
               (Former name, former address and former fiscal year,
               ----------------------------------------------------
                            if changed since last report)

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

2,630,340 shares of Issuer's Common Stock, par value $.33 per share, issued and outstanding as of October 31,1998.

     Transitional Small Business Disclosure format: YES __ NO X


================================================================================

                                     PART I

Item 1 -- Financial Statements


                             PREMIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                September 30, 1998    December 31, 1997
                                                                                ------------------    -----------------
Assets
Cash and due from banks                                                           $    2,945,909           4,307,164
Federal funds sold                                                                     2,200,000                  --
Interest-bearing deposits                                                                157,270              85,823
Investment securities:
  Held to maturity (fair value $9,880,118 in 1998 and
    $15,099,965 in 1997)                                                               9,854,181          15,169,638
  Available for sale (amortized cost of $84,182,403 in 1998
    and $62,355,084 in 1997)                                                          83,535,485          62,434,137
Loans held for sale                                                                      487,096             197,944
Loans receivable (net of allowance for loan losses of $1,655,184
  in 1998 and $1,360,148 in 1997)                                                    128,298,723         107,172,526
Accrued interest receivable                                                            1,869,126           1,451,899
Premises and equipment                                                                 1,214,744           1,174,769
Real estate owned                                                                        730,000             638,286
Deferred taxes                                                                           651,736             404,906
Other assets                                                                             613,104             486,348
                                                                                  --------------        ------------
Total assets                                                                      $  232,557,374         193,523,440
                                                                                  ==============        ============

Liabilities, minority interest in subsidiaries and shareholders' equity
Deposits                                                                          $  174,405,400         143,603,202
Borrowings                                                                            27,655,218          34,842,740
Accrued interest payable                                                               1,980,465           1,346,123
Other liabilities                                                                      5,881,026           1,797,538
Subordinated debt                                                                      1,500,000           1,500,000
                                                                                  --------------        ------------
Total liabilities                                                                    211,422,109         183,089,603

Corporation-obligated mandatorily redeemable capital
  securities of subsidiary trust holding solely junior
  subordinated debentures of the Corporation                                          10,000,000                  --

Shareholders' equity
Common stock - $0.33 par value; 30,000,000 shares authorized;
  2,630,340 shares issued and outstanding in 1998 and 1997                               876,780             876,780
Additional paid-in capital                                                             7,120,001           7,120,001
Retained earnings                                                                      3,565,450           2,384,881
Accumulated other comprehensive (loss) income                                           (426,966)             52,175
                                                                                  --------------        ------------
Total shareholders' equity                                                            11,135,265          10,433,837
                                                                                  --------------        ------------
Total liabilities, minority interest in subsidiaries and
  shareholders' equity                                                            $  232,557,374         193,523,440
                                                                                  ==============        ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              PREMIER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          For the three months            For the nine months
                                                           ended September 30,            ended September 30,
                                                       --------------------------      --------------------------
                                                          1998            1997            1998            1997
                                                       ----------       ---------      ----------      ----------
Interest income:
 Loans                                                 $2,850,854       2,296,748       8,022,003       6,308,320
 Federal funds sold and interest-bearing deposits          36,099          26,000         145,982          63,227
 Investments:
   Taxable                                              1,254,583       1,138,209       3,360,173       3,206,072
   Tax-exempt                                             139,553          58,663         391,920         185,961
                                                       ----------       ---------      ----------      ----------
Total interest income                                   4,281,089       3,519,620      11,920,078       9,763,580
                                                       ----------       ---------      ----------      ----------
Interest expense:
 Deposits                                               1,950,520       1,584,788       5,490,416       4,294,753
 Borrowings                                               351,875         408,633       1,078,113       1,171,000
                                                       ----------       ---------      ----------      ----------
Total interest expense                                  2,302,395       1,993,421       6,568,529       5,465,753
                                                       ----------       ---------      ----------      ----------
Net interest income                                     1,978,694       1,526,199       5,351,549       4,297,827
Provision for loan losses                                 120,000         105,000         355,000         280,000
                                                       ----------       ---------      ----------      ----------
Net interest income after loan loss provision           1,858,694       1,421,199       4,996,549       4,017,827
Non-interest income:
 Service charges and other fees                            41,082          38,648         132,026         108,177
 Gain, on sale of investment
   securities available for sale, net                      74,812          12,964          69,108          20,708
 Gain on sale of loans held for sale                       10,644           4,860          31,968           4,860
                                                       ----------       ---------      ----------      ----------
Total non-interest income                                 126,538          56,472         233,102         133,745
Non-interest expense:
 Salaries and employee benefits                           586,151         471,411       1,637,037       1,289,490
 Occupancy                                                104,469          97,476         303,847         299,373
 Data processing                                          120,088          99,198         332,540         287,022
 Professional services                                     82,660          82,709         222,430         211,171
 Marketing                                                 55,000          23,120         154,082         134,460
 Other                                                    293,943         184,761         700,214         544,119
 Minority interest in expense of subsidiaries             123,432              --         123,432              --
                                                       ----------       ---------      ----------      ----------
Total non-interest expense                              1,365,743         958,675       3,473,582       2,765,635
                                                       ----------       ---------      ----------      ----------
Income before income tax                                  619,489         518,996       1,756,069       1,385,937
Income tax expense                                        200,000         160,000         575,500         440,000
                                                       ----------       ---------      ----------      ----------
Net income                                             $  419,489         358,996       1,180,569         945,937
                                                       ==========       =========      ==========      ==========
 Earnings per share:
 Basic                                                 $     0.16            0.14            0.45            0.36
 Diluted                                                     0.14            0.13            0.40            0.35
 Weighted average number of shares outstanding:
 Basic                                                  2,630,340       2,604,303       2,630,340       2,604,303
 Diluted                                                2,939,386       2,757,662       2,918,689       2,737,631


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


For the nine months ended September 30,                                                  1998               1997
---------------------------------------                                             -------------       ------------
Operating activities:
 Net income                                                                         $   1,180,569       $    945,937
 Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation expense                                                                   162,070            128,222
   Provision for loan losses                                                              355,000            280,000
   Writedown of real estate owned                                                          77,460                 --
   Amortization of organization cost                                                           --             24,000
   Amortization of premiums and discounts on investment
     securities held to maturity                                                           13,336             12,496
   Amortization of premiums and discounts on investment
     securities available for sale                                                        126,724            170,897
   Gain on sale of investment securities available for sale                               (69,108)           (20,708)
   Gain on sale of loans held for sale                                                    (31,968)            (4,860)
   Originations of loans held for sale                                                 (5,008,100)        (1,147,554)
   Proceeds from sale of loans held for sale                                            4,750,916          1,002,002
   Increase in accrued interest receivable                                               (417,227)          (303,333)
   Increase in other assets                                                              (126,756)          (554,845)
   Increase in deferred loan fees                                                          77,516             69,504
   Increase in accrued interest payable                                                   634,342            503,323
   Increase (decrease) in other liabilities                                             4,083,488           (491,143)
                                                                                    -------------       ------------
Net cash provided by operating activities                                               5,808,262            613,938
                                                                                    -------------       ------------
Investing activities:
 Proceeds from sale of investment securities available for sale                        74,503,245         18,900,322
 Repayment on investment securities available for sale                                  7,643,374         10,182,093
 Purchase of investment securities available for sale                                (104,031,553)       (37,318,168)
 Repayment on investment securities held to maturity                                    6,801,183            529,459
 Purchase of investment securities held to maturity                                    (1,499,062)                --
 Net increase in loans receivable                                                     (21,808,714)       (20,144,477)
 Proceeds from sale of real estate owned                                                   80,826            325,533
 Purchases of premises and equipment                                                     (202,045)          (795,619)
                                                                                    -------------       ------------
Net cash used in investing activities                                                 (38,512,746)       (28,320,857)
                                                                                    -------------       ------------
Financing activities:
 Net increase in deposits                                                              30,802,198         22,695,645
 Net (decrease) increase in borrowings less than 90 days                              (12,187,522)         5,426,550
 Proceeds from borrowings greater than 90 days                                          5,000,000         34,000,000
 Repayment of borrowings greater than 90 days                                                  --        (33,750,000)
 Proceeds from issuance of subordinated debt                                                   --          1,500,000
 Proceeds from issuance of capital securities                                          10,000,000                 --
                                                                                    -------------       ------------
Net cash provided by financing activities                                              33,614,676         29,872,195
                                                                                    -------------       ------------
Increase in cash and cash equivalents                                                     910,192          2,165,276
Cash and cash equivalents:
 Beginning of period                                                                    4,392,987          2,330,389
                                                                                    -------------       ------------
 End of period                                                                          5,303,179          4,495,665
                                                                                    =============       ============
Composed of:
 Cash and due from banks                                                                2,945,909          3,744,883
 Federal funds sold                                                                     2,200,000            618,000
 Interest-bearing deposits                                                                157,270            132,782
                                                                                    -------------       ------------
Total cash and cash equivalents                                                     $   5,303,179          4,495,665
                                                                                    =============       ============
Cash payments for:
 Interest expense                                                                   $   5,934,188       $  4,962,430
 Taxes                                                                              $     700,000       $    650,000
Supplemental disclosure of noncash activities:
 Change in unrealized net gain on securities available for sale                          (479,141)            57,667
 Change in deferred tax asset related to securities available for sale                    246,830            (29,706)
 Transfer of loans to real estate owned                                                   297,064            963,819

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization

     Premier Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania on July 15, 1997. It was reorganized as a registered one-bank holding company of Premier Bank (the "Bank") on November 17, 1997. The principal business of the Company through the Bank, is commercial banking and consists of, among other things, attracting deposits from the general public and using these funds in making loans secured by real estate, commercial loans, and consumer loans, and purchasing investment securities. The Bank was organized in 1990 as a Pennsylvania state-chartered banking institution and commenced operations on April 24, 1992. The Bank is a member of the Federal Reserve System. The Bank's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation to the extent provided by law.

2. Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments, which in the opinion of management are necessary for fair statement of financial results and that all adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

3. Principles of Consolidation

     The consolidated financial statements include the accounts of Premier Bancorp, Inc. and its wholly owned subsidiaries: Premier Bank and PBI Capital Trust. All material intercompany balances and transactions have been eliminated.

4. Use of Estimates

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the realizability of deferred tax assets and the carrying value of real estate owned.

5. Earnings Per Share

     Earnings per share was calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share was calculated on the basis of weighted average number of shares after giving retroactive effect to the three-to-one stock split distributed on December 31, 1997. Options to purchase 677,349 and 662,169 shares of common stock were outstanding at September 30, 1998 and 1997, respectively. The dilutive effect of such options using the treasury stock method was included in the computation of diluted earnings per share.

                                                                     (continued)

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5. Earnings Per Share (continued)

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                                         For the three months ended September 30, 1998
                                                         ---------------------------------------------
                                                                                            Per share
                                                            Net income        Shares          Amount
                                                            ----------      ---------       ---------
Basic earnings per share                                    $  419,489      2,630,340           0.16
Effect of dilutive stock options                                    --        309,046          (0.02)
                                                            ----------      ---------      ---------
Diluted earnings per share                                  $  419,489      2,939,386           0.14
                                                            ==========      =========      =========


                                                         For the three months ended September 30, 1997
                                                         ---------------------------------------------
                                                                                            Per share
                                                            Net income        Shares          Amount
                                                            ----------      ---------       ---------
Basic earnings per share                                    $  358,996      2,604,303           0.14
Effect of dilutive stock options                                    --        153,359          (0.01)
                                                            ----------      ---------      ---------
Diluted earnings per share                                  $  358,996      2,757,662           0.13
                                                            ==========      =========      =========

                                                         For the nine months ended September 30, 1998
                                                         --------------------------------------------
                                                                                            Per share
                                                            Net income        Shares          Amount
                                                            ----------      ---------       ---------
Basic earnings per share                                    $1,180,569      2,630,340           0.45
Effect of dilutive stock options                                    --        288,349          (0.05)
                                                            ----------      ---------      ---------
Diluted earnings per share                                  $1,180,569      2,918,689           0.40
                                                            ==========      =========      =========

                                                         For the nine months ended September 30, 1997
                                                         --------------------------------------------
                                                                                            Per share
                                                            Net income        Shares          Amount
                                                            ----------      ---------       ---------
Basic earnings per share                                    $  945,937      2,604,303           0.36
Effect of dilutive stock options                                    --        133,328          (0.01)
                                                            ----------      ---------      ---------
Diluted earnings per share                                  $  945,937      2,737,631           0.35
                                                            ==========      =========      =========

                                                                     (continued)

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6. Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available for sale.


                                                               For the three months           For the nine months
                                                               ended September 30,            ended September 30,
                                                            -------------------------       ------------------------
                                                               1998            1997            1998           1997
                                                            ---------         -------       --------       ---------
 Net income                                                 $ 419,489         358,996      1,180,569         945,937
                                                            ---------         -------      ---------       ---------
 Other comprehensive income, net of tax:
 Unrealized gains on securities:
   Unrealized holding (losses) gains during the period       (454,128)         50,610       (433,530)         71,333
   Less: Reclassificadon adjustment for gains included
         in net income                                        (49,376)         (8,556)       (45,611)        (13,667)
                                                            ---------         -------      ---------       ---------
 Other comprehensive (loss) income                           (503,504)         42,054       (479,141)         57,666
                                                            ---------         -------      ---------       ---------
 Comprehensive (loss) income                                $ (84,015)        401,050        701,428       1,003,603
                                                            =========         =======      =========       =========

7. Capital Securities

     On August 11, 1998, the Company's recently formed subsidiary, PBI Capital Trust (the "Trust") issued $10.0 million of 8.57% Capital Securities due August 15, 2028. The Trust is a statutory business trust created under the laws of Delaware. The Company is the sole owner of the Trust. The Trust used the proceeds from the Capital Securities to acquire $10.0 million in 8.57% Junior Subordinated Deferrable Interest Debentures issued by the Company. The Junior Subordinated Debentures are the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole revenue of the Trust. The Company is using the proceeds from the sale of the Junior Subordinated Debentures for general corporate purposes, including, but not limited to, investments in and advances to its subsidiary, Premier Bank, repurchases of common stock of the Company, branch expansion, the purchase of certain branch facilities being leased and funding loans. The precise amount and timing of the application of the net proceeds used for such corporate purposes depends on the funding requirements and the availability of other funds to the Company and the Bank. At present, the majority of the net proceeds have been temporarily invested in investment securities available for sale. Proceeds from the Capital Securities provide the Company with additional Tier I and Tier II capital.

     These Capital Securities are reported in the Consolidated Statements of Financial Condition under the caption "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Corporation".

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

     Premier Bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia. The Bank's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation to the fullest extent provided by law. The Bank was organized in 1990 and started operations on April 24, 1992. The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits, primarily in loans, mortgage-backed securities, corporate bonds, and obligations of U.S. government agencies and government sponsored entities. The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are: deposits, repayments, prepayments and maturities of loans, repayments, prepayments and maturities of mortgage-backed and investment securities and borrowed funds. The Bank currently has three full service Pennsylvania banking offices: Doylestown, Easton, and Southampton. The Bank also has a loan production office in Yardley, Pennsylvania. The Bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the Bank.

     The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Premier Bancorp, Inc. and its wholly owned subsidiaries: Premier Bank and PBI Capital Trust. The Company's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Such financial condition and results of operations are not intended to be indicative of future performance. This discussion should be read in conjunction with the 1997 Annual Report.

     In addition to historical information, this report on Form 10-QSB for the three and nine months ended September 30, 1998 contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; the inability of the Company to accurately estimate the cost of systems preparation for the Year 2000 compliance; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, Quarterly Reports on Form 10-QSB filed by the Company in 1998, and any Current Reports on Form 8-K filed by the Company.

Management Strategy

     The Bank's primary strategy for 1998 and beyond is to increase its loan and deposit market shares in the communities it serves and to expand its branch network to new markets as deemed appropriate. The Bank plans to open its fourth branch location in Lower Makefield Township, Bucks County, Pennsylvania (the "Yardley branch") by year end 1998.

The following table sets forth, for the periods indicated, certain key balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).

         Average Balances, Rates and Interest Income and Expense Summary


For the three months ended September 30,                              1998                                       1997
                                                  ----------------------------------------     -------------------------------------
                                                     Average                       Average       Average                     Average
                                                     Balance         Interest        Rate        Balance        Interest       Rate
                                                  -------------     ----------     --------    ------------     ---------    -------
Assets
 Interest-bearing deposits                        $    215,513          2,549       4.69%     $    279,799         3,191      4.52%
 Federal funds sold                                  2,246,957         33,550       5.92%        1,635,967        22,809      5.53%
 Investment securities available for sale
   Taxable                                          63,804,182      1,077,370       6.70%       54,898,914       906,908      6.55%
   Tax-exempt (1)                                   10,777,289        139,553       5.14%        4,222,052        58,663      5.51%
 Investment securities held to maturity
   (taxable)                                        10,587,228        177,213       6.64%       13,693,251       231,301      6.70%
                                                  ------------      ---------       ----      ------------     ---------      ----
  Total investment securities                       85,168,699      1,394,136       6.49%       72,814,217     1,196,872      6.52%
 Loans, net of unearned income (2)(3)              125,793,770      2,850,854       8.99%       98,947,292     2,296,748      9.21%
                                                  ------------      ---------       ----      ------------     ---------      ----
 Total earning assets                              213,424,939      4,281,089       7.96%      173,677,275     3,519,620      8.04%
 Cash and due from banks                             3,326,896                                   2,888,721
 Allowance for loan losses                          (1,602,181)                                 (1,189,274)
 Other assets                                        4,547,290                                   4,449,705
                                                  ------------                                ------------
Total assets                                      $219,696,944                                $179,826,427
                                                  ============                                ============
Liabilities, minority interest in
  subsidiaries and shareholders' equity
 Interest checking                                $ 13,110,597         86,439       2.62%     $  9,379,573        60,350      2.55%
 Money market deposit accounts                       1,775,661         11,483       2.57%        1,763,664        11,380      2.56%
 Savings accounts                                   52,249,804        508,737       3.86%       41,836,812       410,468      3.89%
 Time deposits                                      92,363,018      1,343,861       5.77%       76,366,480     1,102,590      5.73%
                                                  ------------      ---------       ----      ------------     ---------      ----
 Total interest-bearing deposits                   159,499,080      1,950,520       4.85%      129,346,529     1,584,788      4.86%
 Short-term borrowings                               8,500,323        116,828       5.45%       26,267,536       373,052      5.63%
 Long-term borrowings                               15,000,000        205,338       5.43%          326,087         4,542      5.53%
 Total borrowing;                                   23,500,323        322,166       5.44%       26,593,623       377,594      5.63%
 Subordinated debt                                   1,500,000         29,709       7.86%        1,500,000        31,039      8.21%
                                                  ------------      ---------       ----      ------------     ---------      ----
 Total interest-bearing liabilities                184,499,403      2,302,395       4.95%      157,440,152     1,993,421      5.02%
 Non interest bearing-deposits                      14,610,542                                   9,949,797
 Capital securities                                  5,543,478                                          --
 Other liabilities                                   3,759,391                                   2,861,382
 Shareholders' equity                               11,284,130                                   9,575,096
Total liabilities, minority interest in
 subsidiaries and shareholders' equity            $219,696,944                                $179,826,427
                                                  ============                                ============
 Net interest income/rate spread                                    1,978,694       3.01%                      1,526,199      3.02%
                                                                    =========       ====                       =========      ====
 Net interest margin                                                                3.68%                                     3.49%
 Average interest-earning assets as a percentage
   of average interest-bearing liabilities                             115.68%                                    110.31%


-----------------
(1) Interest income on tax-exempt investment securities has not been presented on a tax equivalent basis.

(2) Includes nonaccrual loans of $283,280 and $502,701 on average for the three months ended September 30, 1998 and 1997, respectively.

(3) Includes tax-exempt loans of $1,325,043 and $1,442,378 on average for the three months ended September 30, 1998 and 1997, respectively. These loans have not been presented on a tax-equivalent basis.

The following table sets forth, for the periods indicated, certain key average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).

        Average Balances, Rates and Interest Income and Expense Summary

For the three months ended September 30,                              1998                                       1997
                                                  ----------------------------------------     -------------------------------------
                                                     Average                       Average       Average                     Average
                                                     Balance         Interest        Rate        Balance        Interest       Rate
                                                  -------------     ----------     --------    ------------     ---------    -------
Assets
Interest-bearing deposits                         $     294,760          8,762       3.97%          274,116         9,602      4.68%
Federal funds sold                                    3,313,645        137,220       5.54%        1,306,022        53,625      5.49%
Investment securities available for sale
 Taxable                                             54,858,957      2,731,612       6.66%       53,304,187     2,678,048      6.72%
 Tax-exempt (1)                                      10,039,402        391,920       5.22%        4,444,841       185,961      5.59%
Investment securities held to maturity
  (taxable)                                          12,509,533        628,561       6.72%        9,978,397       528,024      7.07%
                                                  -------------     ----------     ------      ------------     ---------    ------
 Total investment securities                         77,407,892      3,752,093       6.48%       67,727,425     3,392,033      6.70%
Loans, net of unearned income (2)(3)                117,936,290      8,022,003       9.09%       91,764,146     6,308,320      9.19%
                                                  -------------     ----------     ------      ------------     ---------    ------
Total earning assets                                198,952,587     11,920,078       8.01%      161,071,709     9,763,580      8.10%
Cash and due from banks                               3,332,355                                   2,646,588
Allowance for loan losses                            (1,498,162)                                 (1,091,428)
Other assets                                          4,832,077                                   4,109,754
                                                  -------------                                ------------
Total assets                                      $ 205,618,857                                 166,736,623
                                                  =============                                ============
Liabilities, minority interest in subsidiaries
  and shareholders' equity
  Interest checking                               $  12,362,205        240,120       2.60%        8,415,883       159,053      2.53%
  Money market deposit accounts                       1,746,337         33,360       2.55%        1,445,284        27,294      2.52%
  Savings accounts                                   49,260,177      1,425,432       3.87%       41,528,731     1,221,459      3.93%
  Time deposits                                      87,632,858      3,791,504       5.78%       67,745,583     2,886,947      5.70%
                                                  -------------     ----------     ------      ------------     ---------    ------
  Total interest-bearing deposits                   151,001,577      5,490,416       4.86%      119,135,481     4,294,753      4.82%
  Short-term borrowings                               9,408,382        381,373       5.42%       25,377,674     1,077,680      5.68%
  Long-term borrowings                               15,000,000        608,497       5.42%          109,890         4,542      5.53%
  Total borrowings                                   24,408,382        989,870       5.42%       25,487,564     1,082,222      5.68%
  Subordinated debt                                   1,500,000         88,243       7.87%        1,456,044        88,778      8.15%
                                                  -------------     ----------     ------      ------------     ---------    ------
  Total interest-bearing liabilities                176,909,959      6,568,529       4.96%      146,079,089     5,465,753      5.00%
  Non interest-bearing deposits                      12,788,689                                   8,993,193
  Capital securities                                  1,868,132                                          --
  Other liabilities                                   3,191,366                                   2,464,381
  Shareholders' equity                               10,860,711                                   9,199,960
                                                  -------------                                ------------
Total liabilities, minority interest in
  subsidiaries and shareholders' equity           $ 205,618,857                                 166,736,623
                                                  =============                                ============
Net interest income/rate spread                                      5,351,549       3.05%                      4,297,827      3.10%
                                                                    ==========     ======                       =========      ====
Net interest margin                                                                  3.60%                                     3.57%
Averalp interest-earning assets as a percentage
of average interest-bearing liabilities                  112.46%                                     110.26%

-------------------
(1) Interest income on tax-exempt investment securities has not been presented on a tax equivalent basis.

(2) Includes nonaccrual loans of $249,042 and $517,294 on average for the nine months ended September 30, 1998 and 1997, respectively.

(3) Includes tax-exempt loans of $1,356,353 and $1,471,761 on average for the nine months ended September 30, 1998 and 1997, respectively. These loans have not been presented on a tax-equivalent basis.

Growth Trend

     Total assets have grown in excess of 30% in each of the past five years from $38,336,413 at December 31, 1993 to $232,557,374 at September 30, 1998.
During this same period, total deposits and total loans grew in excess of 20% each year. Total loans have grown from $26,982,780 at December 31, 1993 to $130,356,257 at September 30, 1998. The Company's lending strategy continues to be focused on providing personal attention and credit solutions for small businesses and professionals. New loan officers have been and continue to be hired to grow the loan portfolio. Total deposits have grown from $33,103,423 at December 31, 1993 to $174,405,400 at September 30, 1998. To date, deposits have grown as a result of aggressive pricing, direct marketing and branch expansion. The Southampton branch was opened in February 1997 with total deposits exceeding $23 million at September 30, 1998. By year end 1998, the Company expects to open its fourth branch (the "Yardley branch") in Lower Makefield Township, Bucks County, Pennsylvania. To support the Company's past and future plans for growth, new operations personnel and improved computer systems have also been added throughout the years.

     The discussion that follows compares the financial results for the three and nine months ended September 30, 1998 to the same periods in 1997. The change in financial results over the past year are described mostly in terms of the overall growth of the Company as discussed above.

Results of  Operations

     For the three months ended September 30, 1998, the Company reported net income of $419,489 or $.14 diluted earnings per share. This represents an increase of $60,493 or 16.9% from the $358,996 or $.13 diluted earnings per share reported for the same period in 1997. Return on average assets was .76% and .79% for the three months ended September 30, 1998 and 1997, respectively. Return on average equity was 14.75% and 14.87% for the three months ended September 30, 1998 and 1997, respectively. Net interest income and non-interest expenses for the three months ended September 30, 1998 were higher than the comparable period in 1997 and reflect the overall growth of the institution. The provision for loan losses was $120,000 in 1998 in comparison with $105,000 for 1997. Non-interest income totaled $126,538, an increase of $70,066 from the $56,472 earned in 1997. The increase in non-interest income is primarily due to higher gains on the sale of investment securities available for sale. Non-interest expense amounted to $1,365,743 for 1998, a $407,068 increase over the $958,675 reported in 1997. Salaries and benefits increased $114,740 in 1998 in conjunction with the overall growth of the institution. The number of full time equivalent employees has increased from 40 at September 30, 1997 to 47 at September 30, 1998. In addition, non-interest expense for the three months ended September 30,1998 includes $123,432 in minority interest in expense of subsidiaries related to the Capital Securities issued on August 11, 1998 and $77,460 in write-downs on real estate owned.

     For the nine months ended September 30, 1998, the Company reported net income of $1,180,569 or $.40 diluted earnings per share. This represents an increase of $234,632 or 24.8% from the $945,937 or $.35 diluted earnings per share reported for the same period in 1997. Return on average assets was .77% and .76% for the nine months ended September 30, 1998 and 1997, respectively. Return on average equity was 14.53% and 13.75% for the nine months ended September 30, 1998 and 1997, respectively. Net interest income, non-interest income and non-interest expenses for the nine months ended September 30, 1998 were higher than the comparable period in 1997 and reflect the overall growth of the institution. The provision for loan losses was $355,000 in 1998 in comparison with $280,000 for 1997. Non-interest income totaled $233,102, an increase of $99,357 from the $133,745 earned in 1997. Service charges, gains on the sale of investment securities available for sale and gains on the sale of loans held for sale increased $23,849, $48,400 and $27,108, respectively in 1998. Non-interest expense amounted to $3,473,582 for 1998, a $707,947 increase over the $2,765,635 reported in 1997. Salaries and benefits increased $347,547 in 1998 due to the hiring of new lending and operations personnel. Data processing costs were $45,518 higher in 1998 due to an increase in the deposit transactions and improved computer systems. Other expenses were $156,095 higher in 1998 and include $77,460 in write-downs on real estate owned and $38,514 in printing and filing costs for new shareholder/regulatory reporting. In addition, non-interest expense for the nine months ended September 30,1998 includes $123,432 in minority interest in expense of subsidiaries related to the Capital Securities issued on August 11, 1998.

Net interest income

     Historically, the Company's earnings have depended primarily upon the Bank's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Interest rates received and paid on loans and deposit products are heavily influenced by the overall interest rate environment and by competition. Interest rates have generally moved lower during 1998.

     The net interest rate spread is the difference between average rates received on interest-earning assets and average rates paid on interest-bearing liabilities. Net interest margin is net interest income divided by average interest-earning assets.

     For the three months ended September 30, 1998, net interest income was $452,495 higher than the same period in 1997. This increase was primarily a function of asset growth. The net interest margin was 3.68% for the three months ended September 30, 1998 as compared to 3.49% for the same period in 1997. While the net interest spread was relatively unchanged during the three months ended September 30, 1998 as compared to 1997, the increase in net interest margin is attributed to the higher ratio of interest-earning assets to interest-bearing liabilities. For the three months ended September 30, 1998 the ratio of interest-earning assets to interest-bearing liabilities was 115.68% as compared to 110.31% for the same period in 1997. Average earning assets grew $39,747,664 with an 8 basis point decrease in rate. Average investments and average loans increased $12,354,482 and $26,846,478, respectively. The average yield on investments and average yield on loans dropped 3 basis points and 22 basis points, respectively, for the three months ended September 30, 1998. The overall rate paid on interest bearing liabilities decreased 7 basis points. While the average rate on borrowings and subordinated debt decreased 19 basis points and 35 basis points, respectively, average deposit costs were relatively unchanged. Average interest bearing deposits increased $30,152,551 while average borrowings decreased $3,093,300. Non-interest bearing deposits increased $4,660,745 or 46.8%.

     For the nine months ended September 30, 1998, net interest income was $1,053,722 or 24.5% higher than the same period in 1997. This increase was primarily a function of asset growth as average earning assets grew $37,880,878 with a 9 basis point decrease in rate. The net interest margin was 3.60% for the nine months ended September 30, 1998 as compared to 3.57% for the same period in 1997. The net interest margin increased due to the higher ratio of interest-earning assets to interest-bearing liabilities, despite a 5 basis point decrease in the net interest spread. For the nine months ended September 30, 1998 the ratio of interest-earning assets to interest-bearing liabilities was 112.46% as compared to 110.26% for the same period in 1997. Average investments and average loans increased $9,680,467 and $26,172,144, respectively, for the nine months ended September 30, 1998. The average yield on investments and average yield on loans dropped 22 basis points and 10 basis points, respectively. The overall rate paid on interest bearing liabilities decreased 4 basis points. While deposit costs were higher in 1998 the rate on borrowings and subordinated debt decreased 26 basis points and 28 basis points, respectively. Average interest bearing deposits increased $31,866,096 with a 4 basis point increase in rate, as most of the growth was concentrated in higher costing time deposits. Non-interest bearing deposits increased $3,795,496 or 42.2%. Average borrowings decreased $1,079,182.

Non-interest income

     Total non-interest income was $126,538 for the three months ended September 30, 1998 as compared to the $56,472 earned for the same period in 1997. The increase is principally due to higher gains on the sale of investment securities available for sale.

     Total non-interest income was $233,102 for the nine months ended September 30, 1998 as compared to the $133,745 earned for the same period in 1997. Service charges, gains on the sale of investment securities available for sale and gains on the sale of loans held for sale increased $23,849, $48,400 and $27,108, respectively.

Non-interest expense

     For the three months ended September 30, 1998, non-interest expenses were $1,365,743 as compared to $958,675 during the same period in 1997. The $407,068 increase in non-interest expense relates principally to $114,740 in higher salary costs due to an increase in the number of employees and the overall growth of the institution; $123,432 in minority interest in expense of subsidiaries related to the Capital Securities issued in August 1998, and $77,460 in write-downs on real estate owned.

     For the nine months ended September 30, 1998, non-interest expenses were $3,473,582 or $707,947 higher than the $2,765,635 reported during the same period in 1997. Salaries and benefits increased $347,547 in 1998 due to the addition of new lending and operations personnel. Data processing costs were $45,518 higher in 1998 principally due to growth of the institution and variable costs associated with item processing and account volumes. Other expenses were $156,095 higher in 1998 and include $77,460 in write-downs on real estate owned and $38,514 in printing and filing costs for new shareholder/regulatory reporting. In addition, 1998 results include $123,432 in minority interest in expense of subsidiaries related to the Capital Securities issued on August 11, 1998.

Income tax expense

     Income tax expense for the quarter ended September 30, 1998 was $200,000 as compared to $160,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, income tax expense totaled $575,500 as compared to $440,000 for the same period in 1997. The tax provision for the three and nine months ended September 30, 1998 increased due to the increase in taxable earnings.

     The effective tax rate for the three months ended September 30, 1998 was 32.3% as compared to 30.8% for the same period in 1997. The effective tax rate for the nine months ended September 30, 1998 was 32.8% as compared to 31.2% for the same period in 1997. The effective tax rate for the three and nine months ended September 30, 1997 was higher than the comparable period in 1998, in part, due to the deduction of remaining deferred organization costs in 1997. Deferred organization costs were deducted for tax purposes over a 5 year period ending in 1997.

Financial Condition

Investment Securities

     Investment securities are classified at the time of purchase by one of three purposes: trading, available for sale (AFS) or held to maturity (HTM). To date the Bank has not purchased any securities for trading purposes. The Bank usually classifies securities, in particular mortgage-backed securities and corporate bonds, as AFS to provide management the flexibility to sell certain securities and adjust its balance sheet in response to capital levels and/or changes in market conditions. The carrying values for AFS and HTM securities were $83,535,485 and $9,854,181, respectively, as of September 30, 1998. During 1998, management sold certain mortgage-backed securities in reaction to higher than expected prepayments triggered by generally falling interest rates. Proceeds from 1998 security sales were $74,503,245 with net gains of $69,108 recorded. Investment purchases totaled $105,530,615 and were concentrated in fixed rate GNMA securities and corporate bonds.

     The estimated fair value of the Company's investment securities available for sale declined $725,971 from an unrealized net gain of $79,053 at December 31, 1997 to an estimated unrealized loss of $646,918 at September 30, 1998. Following the issuance of the Company's own $10 million of Capital Securities in August 1998, the Company and the Bank invested in similar type securities issued by other banking companies which are classified as Corporate Bonds. The Corporate Bond investments included $20 million of fixed rate securities which were made to generally offset the costs of the Company's own issue. Additionally, the Company invested $18 million in floating rate Corporate Bonds to provide a variable rate element to its portfolio. Although the Bank has no immediate plans to sell these securities, it has chosen to classify these securities as available for sale pursuant to SFAS 115 which allows management the flexibility to sell the securities and adjust its portfolio as future conditions change. Available for sale securities are marked to market on the balance sheet with an adjustment to equity, net of tax, and presented in the caption "Accumulated other comprehensive income".

        In late August and throughout September 1998 global financial markets experienced high volatility following certain highly publicized events such as Russia defaulting on its debt and the rippling effects on certain money management funds ("Hedge Funds"). These events had a negative impact on non-U.S. Government bond and credit markets as there was an overall "flight to quality" of U.S. Treasury Bonds. Corporate bond prices were deeply discounted by the markets and consequently, the Company's portfolio experienced an unrealized loss in value. The Company believes that the credit quality of its corporate bond portfolio is strong and therefore, the unrealized loss is deemed temporary. The Company evaluates the credit worthiness of the issuer prior to investing in such securities. Approximately 70% of the issuers are investment grade as rated by Moody's Investors Service. The Company monitors market conditions closely and adjusts its portfolio as it considers necessary.


                                                              September 30, 1998
                                        --------------------------------------------------------------
                                              Held to Maturity                 Available for Sale
                                        ----------------------------       ---------------------------
                                          Amortized       Estimated        Amortized        Estimated
                                            Cost          Fair Value          Cost          Fair Value
                                        -----------       ----------       ----------       ----------
U.S. government agency obligations      $ 6,987,666        7,030,000               --               --
Mortgage-backed securities                2,366,515        2,350,118       30,643,852       30,839,242
State and municipal securities                   --               --       11,428,665       11,724,773
Corporate bonds                                  --               --       38,994,286       37,842,870
Equity securities                                --               --        3,000,600        3,013,600
Other debt securities                       500,000          500,000          115,000          115,000
                                        -----------       ----------       ----------       ----------
 Total                                    9,854,181        9,880,118       84,182,403       83,535,485
                                        ===========       ==========       ==========       ==========



                                                              December 31, 1997
                                        --------------------------------------------------------------
                                               Held to Maturity                 Available for Sale
                                        ----------------------------       ---------------------------
                                          Amortized       Estimated        Amortized        Estimated
                                            Cost          Fair Value          Cost          Fair Value
                                        -----------       ----------       ----------       ----------
U.S. government agency obligations      $11,985,870       11,956,250               --               --
Mortgage-backed securities                3,183,768        3,143,715       50,131,927       50,121,230
State and municipal securities                   --               --       10,326,107       10,402,857
Equity securities                                --               --        1,780,050        1,793,050
Other debt securities                            --               --          117,000          117,000
                                        -----------       ----------       ----------       ----------
 Total                                  $15,169,638       15,099,965       62,355,084       62,434,137
                                        ===========       ==========       ==========       ==========

Loans

     Loans are the most significant components of earning assets. Inherent with the lending function is the evaluation and acceptance of credit risk and interest rate risk along with the opportunity cost of alternative deployment of funds. The Company manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Commercial lending activity continues to be focused on small businesses and professionals within the local community. Approximately 90% of the loan portfolio is collateralized at least in part by real estate as shown by the following table:



                                  September 30, 1998          % of Total      December 31, 1997       % of Total
                                  ------------------          ----------      -----------------       ----------
Real estate-farmland                 $         --                   --              500,000               0.46%
Real estate-construction                2,038,921                 1.57%           1,188,288               1.09%
Real estate-residential                23,715,561                18.19%          22,965,889              21.10%
Real estate-multifamily                 5,217,174                 4.00%           1,948,943               1.79%
Real estate-commercial                 85,084,787                65.27%          72,372,260              66.48%
Consumer                                1,060,699                 0.81%             797,671               0.73%
Commercial                             13,239,115                10.16%           9,084,458               8.35%
                                     ------------               ------          -----------             ------
Total Loans                          $130,356,257               100.00%         108,857,509             100.00%
Unearned income                           402,350                                   324,835
Allowance for loan losses               1,655,184                                 1,360,148
                                     ------------                               -----------
Total loans, net                     $128,298,723                               107,172,526
                                     ============                               ===========


     The Bank's real estate portfolio, which is concentrated primarily within the greater Lehigh and Delaware Valleys (Eastern Pennsylvania), is subject to risks associated with the local economy.

Allowance for Loan Losses

     The allowance for loan losses is determined and calculated based on specific loans or loan categories and considers various factors, including current economic conditions, actual loss experience and the current risk profile of the portfolio which is based, in part, on the composition of loan types within the portfolio. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, delinquency and other factors as mentioned above. Borrowers risk ratings are determined by loan officers at the inception of each loan and are subject to ongoing analysis and update. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Since the Bank is only six years old with a limited history for loan losses, management also uses peer group analysis to gauge the overall reasonableness of its loan loss reserves. While management believes that its allowance is considered adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

     At September 30, 1998, the Bank had $1,655,184 in its allowance for loan losses, representing 1.27% of outstanding loans receivable as compared to 1.25% and 1.21% at December 31, 1997 and September 30, 1997, respectively.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated.


                                                For the Nine                                       For the Nine
                                                Months Ended           For the Year Ended          Months Ended
                                             September 30, 1998         December 31, 1997        September 30, 1997
                                             ------------------        ------------------        ------------------
Balance at beginning of period                 $  1,360,148                  960,672                  960,672
Charge-offs
 Real estate-residential                             60,064                       --                       --
 Consumer installment                                 7,928                      524                      524
                                               ------------              -----------             ------------
Total charge-offs                                    67,992                      524                      524

Recoveries
 Consumer installment                                 8,028                       --                       --
                                               ------------              -----------             ------------
Net charge-offs                                      59,964                      524                      524

Provision for possible loan losses                  355,000                  400,000                  280,000
                                               ------------              -----------             ------------

Balance at end of period                          1,655,184                1,360,148                1,240,148
                                               ============              ===========             ============

Total gross loans:
Average                                         118,334,741               95,403,549               92,004,276
End of period                                   130,356,257              108,857,509              102,265,120

Ratios:
Net charge-offs to:
 Average loans                                         0.05%                      --                       --
 Loans at end of period                                0.05%                      --                       --
 Allowance for loan losses                             3.62%                    0.04%                    0.04%
 Provision for loan losses                            16.89%                    0.13%                    0.19%

Allowance for loan losses to:
 Total gross loans at end of period                    1.27%                    1.25%                    1.21%
 Non-performing loans                                135.16%                  209.64%                  241.59%
 Non-performing assets                                84.68%                  105.68%                   80.48%


Charge-offs against the allowance for loan losses in 1998 totaled $67,992 of which $47,064 related to one loan which was transferred to real estate owned during the first quarter of 1998. Because the Bank's loan portfolio is relatively immature given its recent growth rates, current charge-off and non-performing asset trends may not be indicative of future performance.

Non-Performing Assets

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and real estate owned .



                                                       September 30, 1998     December 31, 1997      September 30, 1997
                                                       ------------------     -----------------      ------------------
 Loans past due 90 days or more and accruing
  Real estate residential                                 $    131,755             146,492                      --
  Consumer installment                                             252               4,576                  12,175
                                                          ------------           ---------              ----------
  Total loans past due 90 days or more and accruing            132,007             151,068                  12,175

 Loans accounted for on a non-accrual basis
  Real estate-construction                                          --             299,200                 299,200
  Real estate-residential                                       25,000                  --                      --
  Real estate-multi family                                     898,890                  --                      --
  Commercial real estate                                       168,714             191,534                 201,942
  Consumer installment                                              --               7,000                      --
                                                          ------------           ---------              ----------
  Total non-accrual loans                                    1,092,604             497,734                 501,142
 Real estate owned                                             730,000             638,286               1,027,539
                                                          ------------           ---------              ----------
 Total non-performing assets                              $  1,954,611           1,287,088               1,540,856
                                                          ============           =========              ==========

 Total as a percentage of total assets                            0.84%               0.67%                  0.83%


Total nonaccrual loans increased $594,870 from $497,734 at December 31, 1997 to $1,092,604 at September 30, 1998. The increase relates principally to the placement of one multi-family real estate loan in the amount of $898,890 on nonaccrual in September 1998. In addition, a loan in the amount of $297,064 and secured by residential property was transferred to real estate owned in January 1998. A $47,064 charge-off against the loan loss reserve was recorded concurrent with this transfer.

Real estate owned

     Real estate owned increased $91,714 from $638,286 at December 31, 1997 to $730,000 at September 30, 1998. At September 30, 1998, this balance included two residential properties carried at $250,000 and $480,000, respectively.

     During the first quarter of 1998, the Company foreclosed on a non accruing loan secured by residential property valued at $250,000 and sold an investment property for $80,826. During the third quarter of 1998, a $77,460 write-down was taken on the $480,000 property. This property was subsequently sold in October 1998 with no resulting gain or loss on the sale.

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

     Total deposits at September 30, 1998 were $174,405,400, representing an increase of $30,802,198 from deposits of $143,603,202 at December 31, 1997. The majority of this increase relates to the success of the

Company's certificate of deposit promotion, which was held in the month of February 1998. This promotion, which offered a premium rate on nine-month certificates of deposits, generated approximately $11,600,000 in funds. In addition, $6.5 million in public funds were on deposit at September 30, 1998 with $2.5 million and $4.0 million maturing in October 1998 and December 1998, respectively. Savings accounts increased $6,487,515 or 14.2% to $52,039,019 at September 30, 1998 from $45,551,504 at December 31, 1997.

     Core deposits, which exclude time deposits greater than $100,000 were $155,350,774 or 89.07% of total deposits at September 30, 1998. Total time deposits at September 30, 1998 were $93,870,711 or 53.82% of total deposits, of which $21,049,411 mature after one year.

Borrowings

     Borrowings decreased $7,187,522 from $34,842,740 at December 31, 1997 to $27,655,218 at September 30, 1998. Borrowings from the Federal Home Loan Bank ("FHLB") and retail repurchase agreements decreased $2,500,000 and $3,190,522, respectively. The remaining decrease relates to overnight federal funds.

     At September 30, 1998 securities sold under agreement to repurchase consisted of $10,000,000 in borrowings from the FHLB maturing in 30 days and $2,655,218 in retail repurchase agreements maturing overnight. At December 31, 1997 borrowings from the FHLB and retail customers were $12,500,000 and $5,845,740, respectively. All borrowings from the FHLB are secured by a blanket lien against the Bank's assets.

     Long-term FHLB advances mature in the year 2002. These advances are subject to repricing every six months at which time the issuer may convert the borrowing to a variable rate if current rates are higher. Should the issuer convert the borrowing, the Company may prepay the debt without penalty.



                                                            September 30, 1998               December 31, 1997
                                                        --------------------------       -------------------------
                                                                          Weighted                        Weighted
                                                                          Average                         Average
                                                           Amount           Rate           Amount           Rate
                                                        -----------       --------       ----------       --------
Short-term:
Securities sold under agreement to repurchase           $12,655,218         5.28%        18,345,740         5.54%
Other                                                            --           --          1,497,000         6.31%
                                                        -----------         ----         ----------         ----
                                                         12,655,218         5.28%        19,842,740         5.59%

Long-term:
Federal Home Loan Bank advances                          15,000,000         5.42%        15,000,000         5.42%
                                                        -----------         ----         ----------         ----
Total borrowings                                        $27,655,218         5.36%        34,842,740         5.52%
                                                        ===========         ====         ==========         ====

Loans held for sale

     The Bank uses an outside company to originate and sell residential mortgages on its behalf. The $289,152 increase in loans held for sale from $197,944 at December 31, 1997 to $487,096 at September 30, 1998 relates to the timing of loan originations versus their sale. Typically, these loans are sold within 30 days of their settlement.

Deferred taxes

     The $246,830 increase in deferred taxes from $404,906 at December 31, 1997 to $651,736 at September 30, 1998 relates principally to the change in the estimated fair market value of investment securities available for sale.

Other assets

     The $126,756 increase in other assets from $486,348 at December 31, 1997 to $613,104 at September 30, 1998 relates primarily to the capitalization and deferral of $332,420 in costs related to the Capital Securities issued in August 1998. These deferred costs were partially offset by a $220,121 decrease in principal payments due on FHLMC mortgage-backed securities as the Company reduced its holdings in this agency.

Other Liabilities

     The $4,083,488 increase in other liabilities from $1,797,538 at December 31, 1997 to $5,881,026 at September 30, 1998 relates primarily to the accrual of $4,000,000 in security purchases. These purchases settled in October 1998.


Capital Adequacy

     At September 30, 1998, management believes that the Company was in compliance with all applicable regulatory requirements to be classified as "well capitalized" pursuant to FDIC regulations. The Company plans to remain well capitalized and manages the Bank accordingly. On August 11, 1998, $10.0 million in Capital Securities were issued by the Company's recently formed subsidiary, PBI Capital Trust. Proceeds from the Capital Securities provide the Company with additional Tier I and Tier II capital. The Capital Securities, which represent the minority interest in equity accounts of subsidiaries, are limited to 25% of Tier I capital. As the Company's equity grows, a greater portion of the Capital Securities will count towards Tier I capital.

     Several large capital expenditures are planned for the remainder of 1998 through 1999. These include the purchase of the Doylestown and Easton branches, which are currently leased, and the completion of the Yardley branch construction. These expenditures are estimated to cost $2.0 million.

The tables below depict the Company's capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by the regulators. At September 30, 1998, the Company exceeded all regulatory requirements and is classified as "well capitalized".



                               Capital Components

                                                                      September 30, 1998        December 31, 1997
                                                                      ------------------        -----------------
 Tier I
 Shareholders' equity                                                     $ 11,135,265              10,433,837
 Allowable portion of minority interest in equity of subsidiaries            3,850,000
 Net unrealized security losses (gains)                                        426,966                 (52,175)
                                                                          ------------            ------------
 Total Tier I Capital                                                     $ 15,412,231              10,381,662
                                                                          ============            ============

 Tier II
 Allowable portion of the allowance for loan losses                       $  1,655,184               1,360,148
 Allowable portion of minority interest in equity of subsidiaries            6,150,000                      --
 Allowable portion of subordinated debt                                      1,500,000               1,500,000
                                                                          ------------            ------------
 Total Tier II Capital                                                    $  9,305,184               2,860,148
                                                                          ============            ============

 Total Capital                                                            $ 24,717,415              13,241,810

 Risk-weighted assets                                                      175,717,000             120,736,000


                                 Capital Ratios

                                                         Actual               Actual          Adequately         Well
                                                   September 30, 1998    December 31, 1997    Capitalized     Capitalized
                                                   ------------------    -----------------    -----------     -----------
 Total risk-based capital/risk-weighted assets           14.07%               10.97%             8.00%          10.00%
 Tier I capital/risk-weighted assets                      8.77%                8.60%             4.00%           6.00%
 Tier I capital/average assets (leverage ratio)           7.02%                5.51%             4.00%           5.00%


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

     The Bank's primary asset deployment activities are the origination of loans secured by real estate, and the purchase of mortgage-backed securities, corporate bonds and other securities. During the nine months ended September 30, 1998, the Bank's loan portfolio grew $21,808,714 as compared to an increase of $20,144,477 for the same period in 1997. Purchases of mortgage-backed and other securities totaled $105,530,615 for the nine months ended September 30, 1998 as compared to $37,318,168 for the nine months ended September 30, 1997. These activities were funded primarily by deposit growth and borrowings, principal repayments on loans and mortgage-backed securities and by sales and calls of investments. In addition, the $10.0 million in proceeds from the Capital Securities issued in August 1998 were temporarily invested in investments available for sale. Proceeds from the sale of investment securities totaled $74,503,245 and $18,900,322 for the nine months ended September 30,

1998 and September 30, 1997, respectively. The Bank sold $55,444,887 in mortgage-backed securities in 1998 in reaction to higher than expected prepayments caused by generally lower and falling interest rates. Principal repayments on mortgage-backed securities totaled $8,444,557 for the nine months ended September 30, 1998 and $10,711,552 for the nine months ended September 30, 1997. Investment securities which were called and repaid by the issuer totaled $6,000,000 in 1998. There were no securities called in 1997.

     Deposits increased $30,802,198 during the nine months ended September 30, 1998 as compared to $22,695,645 during the same period in 1997. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The Bank offered a premium rate for nine-month certificates of deposit in February 1998, which accounted for approximately $11.6 million of the increase in deposits in 1998. In addition, $6,500,000 in public funds are also included in total deposits at September 30, 1998. Borrowings decreased $7,187,522 during the nine months ended September 30, 1998 and increased $5,676,550 during the nine months ended September 30, 1997. In January 1997, the Bank issued $1,500,000 in subordinated debt to supplement its Tier II and total capital ratios in order to remain "well capitalized". The subordinated debt matures on January 12, 2012 but can be prepaid with the written approval of the Federal Reserve Bank of Philadelphia. On August 11, 1998, the Company's recently formed subsidiary, PBI Capital Trust, issued $10,000,000 of 8.57% Capital Securities due August 15, 2028. Proceeds from the Capital Securities provide the Company with additional Tier I and Tier II capital.

     The Bank monitors it liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales through its correspondent bank, Atlantic Central Bankers Bank. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Additional sources of funds are available through use of one of the following: $2,000,000 unsecured federal funds line of credit with Atlantic Central Bankers Bank or, the Bank's $43,329,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh (the "FHLB"). The Bank could also sell or borrow against certain investment securities. At September 30, 1998, the Bank had $25,000,000 in borrowings outstanding at the FHLB.


Year 2000 Issues

     The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the Company of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

     The "Year 2000 Problem" (Y2K) arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, generate statements, compute payments, interest or delinquency, or engage in similar daily business activities. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy.

     The Bank is subject to the regulation and oversight of various banking regulators, whose oversight includes the provision of specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examination of the Bank's Year 2000 programs are conducted on a quarterly basis and reports are submitted by the Bank to the banking regulators on a periodic basis. In addition, oral reports are currently provided on a monthly basis to the Board of Directors.

Company's State of Readiness

     Management is committed to ensuring that the Company's daily operations suffer little or no impact from the century date change. The Company has applied due diligence throughout the Y2K process, following the guidelines contained in the series of Federal Financial Institutions Examinations Council's Interagency Guidelines. The guidelines identify the following phases: awareness, assessment, renovation or remediation, testing or validation and implementation.

     Based on an ongoing assessment, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly use dates beyond December 31, 1999. The Company presently believes that as a result of modifications to existing software and hardware and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Problem could have a material adverse impact on the operations of the Company.

     Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the Year 2000. The Company has developed a comprehensive inventory of all PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer related systems (such as postage meters and fax machines). The Company recognizes that the Bank's operating, processing and accounting operations are computer reliant and could be affected by the Y2K issue and has developed a plan to make the systems Y2K ready and to conduct testing on them by March 1999. As of September 30, 1998, approximately 80% of the Company's systems were Year 2000 ready, with all systems expected to be ready by March 1999.

     The Company has acquired its mission-critical system which supports the Company's core business processes from a highly regarded third-party vendor. This vendor began in 1997 and completed by October 1998 renovations to its systems to make them Y2K ready. The remediated software was placed into daily production in September 1998. Beginning in November 1998, the Bank, along with other clients of this vendor, will begin comprehensive testing of the system's Y2K readiness. Such testing is anticipated to be completed in January 1999. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact the Company's computer systems. The Company could be adversely affected by the Y2K problem if it or unrelated parties fail to successfully address the problem. The Company has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Additionally, we are dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. The Company is also assessing the impact, if any, the century date change may have on its credit risk.

        The Company has initiated communications with all of its significant vendors, suppliers and large commercial customers to determine the extent to which the Company is vulnerable to those third-parties' failure to remedy their own Year 2000 Problems. The Y2K Project Manager has available each vendors' Y2K readiness efforts which includes their remediation plan, renovation approach, testing methodologies and target dates. In the event that any of the Company's significant vendors, suppliers and large commercial customers do not successfully achieve Year 2000 compliance in a timely manner, the Company's business or operations could be adversely affected. If significant suppliers fail to meet Year 2000 operating requirements, the Company intends to engage alternative suppliers. For insignificant vendors, the Company will not necessarily validate that they are Year 2000 compliant. However, for any insignificant vendor who responds that they will not be compliant by March 1999, the Company will seek a new vendor or system that is compliant. The Bank has surveyed its large commercial customers as to their Y2K preparedness. At the present time, in excess of 95% of these surveys have been returned. Respondents have acknowledged their awareness of Y2K issues and currently believe that these issues will not materially affect their financial condition, liquidity, or results of operations. The extent to which customers are Y2K compliant is considered in the Bank's decision to extend credit.

Costs of Year 2000

        As of September 30, 1998, $31,000 has been expended as Year 2000 costs. Management expects to spend a total of $150,000 for the entire project. Of the total project's cost, approximately $75,000 is attributable to the purchase of new software which will be capitalized. The remaining $75,000 will be expensed as incurred over the next 15 months. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next 15 months to have a material effect on the financial position or results of operations. The Company believes that the cost of addressing the Y2K issues will not be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions. However, if compliance is not achieved in a timely manner by the Company or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the Company's operations and financial position. The Company believes that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues do not represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

     The cost of the projects and the date on which the Company plans to complete both Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Risks of Year 2000

     At present, management believes it's progress in remedying the Company's systems, programs and applications and installing Y2K compliant upgrades is on target. The Y2K computer problem creates risk for the Company from unforeseen problems in its own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Failure of third-party systems relative to the Y2K issue could have a material impact on the Company's ability to conduct business.

Contingency Plans

     The Company is in the process of obtaining back-up service providers, working up contingency plans and assessing the potential adverse risks to the Company. The Company's contingency plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems.

     A contingency plan will be developed for mission-critical and required mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer related systems. This contingency plan will identify scheduled completion dates, test dates and trigger dates.

     A business resumption contingency plan is currently under development with a target completion date of June 1999. The resumption contingency plan will calculate a risk factor for each core business line and/or product. Based upon the calculated risk factor, such business resumption contingency plan will be designed and tested.

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

Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement categorized derivatives used for hedging purposes as either fair value hedges, cash flow hedges, foreign currency fair value hedges, foreign currency cash flow hedges, or hedges of certain foreign currency exposures. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133 is required for all fiscal years beginning after June 15, 1999, however earlier application is permitted. Currently, the Company does not use any derivative instruments nor does it engage in any hedging activities. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

     In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement, mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. The Company has not yet determined the impact, if any, of this Statement, including, if applicable, its provisions for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.

                          PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Company. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Company and its subsidiaries, Premier Bank and PBI Capital Trust. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company and its subsidiaries by government authorities.

Item 2 -- Changes in Securities

Nothing to report.

Item 3 -- Defaults Upon Senior Securities

Nothing to report.

Item 4 -- Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5 -- Other Information

       On August 11, 1998, the Company's recently formed subsidiary, PBI Capital Trust (the "Trust"), issued $10.0 million of 8.57% Capital Securities due August 15, 2028. The Trust is a statutory business trust created under the laws of Delaware. The Company is the sole owner of the Trust. The Trust used the proceeds from the Capital Securities to acquire $10.0 million in 8.57% Junior Subordinated Deferrable Interest Debentures to be issued by the Company. The Junior Subordinated Debentures are the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole revenue of the Trust. The Company is using the proceeds from the sale of the Junior Subordinated Debentures for general corporate purposes, including, but not limited to, investments in and advances to its subsidiary, Premier Bank, repurchases of common stock of the Company, branch expansion, the purchase of certain branch facilities being leased and funding loans. The precise amount and timing of the application of the net proceeds used for such corporate purposes depends on the funding requirements and the availability of other funds to the Company and the Bank. At present, the majority of the net proceeds have been temporarily invested in investment securities available for sale. Proceeds from the Capital Securities provide the Company with additional Tier I and Tier II capital.

       These Capital Securities are reported in the Consolidated Statements of Financial Condition under the caption "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Corporation".

Item 6 -- Exhibits and Reports on Form 8-K

The following exhibits are incorporated by reference herein or annexed to this Form 10-QSB:

3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3i to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997).

3.2 By-Laws (Incorporated by reference to Exhibit 3ii to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997 as amended on September 9, 1997)

10.1 Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August
     22, 1997).

10.2 Change of Control Agreement between Premier Bank and John C. Soffronoff (Exhibit 10.2)

10.3 Change of Control Agreement between Premier Bank and John J. Ginley (Exhibit 10.3)

10.4 Change of Control Agreement between Premier Bank and Bruce E. Sickel (Exhibit 10.4)

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


                                       Premier Bancorp, Inc.


        Signature                                    Title                                   Date
        ---------                                    -----                                   ----

By: /s/ John C. Soffronoff              President, Chief Executive Officer,             November 12, 1998
   ---------------------------          (Principal Executive Officer), Director
   John C. Soffronoff



By: /s/ Bruce E. Sickel                 Chief Financial Officer, (Principal             November 12, 1998
   ---------------------------          Financial Officer), Director
   Bruce E. Sickel

                               INDEX OF EXHIBITS

                                                                                         Page
                                                                                         ----
                                                                                           *
3.1  Articles of Incorporation (Incorporated by reference to Exhibit 3i to the
     Company's Registration Statement No. 333-34243 on Form S-4 filed with the
     Securities and Exchange Commission on August 22, 1997).

3.2  By-Laws (Incorporated by reference to Exhibit 3ii to the Company's                    *
     Registration Statement No. 333-34243 on Form S-4 filed with the
     Securities and Exchange Commission on August 22, 1997 as amended on
     September 9, 1997).

10.1 Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference            *
     to Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on
     Form S-4 filed with the Securities and Exchange Commission on August
     22, 1997).

10.2 Change of Control Agreement between Premier Bank and John C. Soffronoff
     (Exhibit 10.2)                                                                       29

10.3 Change of Control Agreement between Premier Bank and John J. Ginley
     (Exhibit 10.3)                                                                       35

10.4 Change of Control Agreement between Premier Bank and Bruce E. Sickel
     (Exhibit 10.4)                                                                       41

11.1 Statement re: Computation of per share earnings (Included as Note 5 of this
     Form 10-QSB)                                                                          6

27.1 Financial Data Schedule (Exhibit 27)                                                 47

----------------
* Incorporated by reference.