Form 10KSB
period 1998-12-31
PREMIER BANCORP INC /PA/
filed 1999-03-29
CIK 1044651

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934, FOR THE TRANSITION PERIOD FROM _______________ TO
    _______________ .

                        COMMISSION FILE NUMBER 333-34243

                              PREMIER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                        PENNSYLVANIA                             23-2921058
-----------------------------------------------------------  -------------------
(State or other jurisdiction of in Company or organization)   (I.R.S. Employer
                                                             Identification No.)


      379 NORTH MAIN STREET, DOYLESTOWN, PENNSYLVANIA                18901
------------------------------------------------------------       ----------
          (Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 345-5100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

                          Common Stock, $0.33 par value
                          -----------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The Registrant's revenues for the year ended December 31, 1998 were $16,873,853.

     As of March 12, 1999, 2,744,050 shares of Common Stock of the Registrant were outstanding and the aggregate market value of the Common Stock of the Registrant, held by non-affiliates was approximately $16,458,750.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

================================================================================

                             PREMIER BANCORP, INC.

                                  FORM 10-KSB
                                     INDEX

                                                                            PAGE
                                                                            ----
PART I

Item 1        Business....................................................    1

Item 2        Properties..................................................    5

Item 3        Legal Proceedings...........................................    5

Item 4        Submission of Matters to a Vote of Security Holders.........    5

PART II

Item 5        Market for Registrant's Common Stock and Related Shareholder
                Matters...................................................    5

Item 6        Management's Discussion and Analysis of Financial Condition
                and Results of Operation..................................    6

Item 7        Financial Statements and Supplementary Data.................   29

Item 8        Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   56

PART III

Item 9        Directors and Executive Officers of the Registrant;
                Compliance with Section 16(a) of the Exchange Act.........   56

Item 10       Executive Compensation......................................   56

Item 11       Security Ownership of Certain Beneficial Owners and
                Management................................................   56

Item 12       Certain Relationships and Related Transactions..............   56

PART IV

Item 13       Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................   57

              Signatures..................................................   58

                                     PART I

ITEM 1 -- BUSINESS

PREMIER BANCORP, INC.

     We are a Pennsylvania business corporation and a registered bank holding company headquartered in Doylestown, Bucks County, Pennsylvania. We were incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. Each outstanding share of Premier Bank common stock was converted into one share of Premier Bancorp, Inc. stock under the Plan of Reorganization approved by the Bank's shareholders. The primary business of the Company is the operation of its wholly owned subsidiary, Premier Bank, which is managed as a single business segment.

     Our consolidated financial condition and results of operations consist almost entirely of Premier Bank's financial condition and results of operations. At December 31, 1998, we had total consolidated assets of $249,193,000, total deposits of $191,226,000 and total shareholders' equity of $11,767,000.

     As of December 31, 1998, the holding company did not own or lease any property and had no paid employees.

PREMIER BANK

     Premier Bank was organized in 1990 as a Pennsylvania chartered banking institution and began operations on April 24, 1992. The Bank is a community-oriented financial services provider whose business primarily consists of attracting retail deposits from the general public and small businesses and originating commercial and consumer loans in its market area. The Bank conducts business from its main office in Doylestown, Pennsylvania and two other retail offices located in Southampton, Bucks County and Easton, Northampton County, Pennsylvania. Premier Bank opened its fourth branch office in Lower Makefield Township, Bucks County, Pennsylvania on February 19, 1999.

     Premier Bank provides personal attention and service to its customers. The Bank's deposit products include checking, savings and money market accounts as well as certificates of deposit. The Bank offers numerous credit products but specializes in lending to small commercial businesses and professionals. The Bank offers a full array of lending products including loans secured by real estate and other assets, working capital lines and other commercial loans. Other credit products include residential mortgage loans, home equity loans and lines of credit, personal lines of credit and other consumer loans. Premier Bank also offers other services such as electronic banking, telephone banking, cash management services, automated teller services and safe deposit boxes. The Bank plans to offer certain internet banking products in 1999.

     The Bank is a member of the Federal Reserve System. Deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation to the fullest extent provided by law.

     At December 31, 1998 the Bank had 44 full-time and 13 part-time employees.

MARKET AREA

     The Bank's primary market area is Doylestown, Pennsylvania and its surrounding Bucks County and Greater Delaware Valley communities. The Bank also services Northampton County and parts of the Lehigh Valley from its Easton, Pennsylvania office. The Bank's operating revenue is derived from a large and diversified customer base within its geographic area.

LENDING ACTIVITIES

     The Bank offers a variety of loan products to its customers, including loans secured by real estate, commercial and consumer loans. The Bank's lending objectives are as follows:

     o to establish a diversified loan portfolio comprised of commercial loans, mortgage loans, consumer loans and all other loan types;

     o to provide a satisfactory return to its shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin; and

     o to provide protection for its depositors by maintaining a predetermined level of loans to deposits to ensure liquidity.

     The Bank manages credit risk through portfolio diversification, underwriting policies and procedures and loan monitoring practices.

     Gross loans totaled $140,348,000 December 31, 1998 compared with $108,857,000 at December 31, 1997. In both years, gross loans represented approximately 56.3% of total assets. At December 31, 1998, $124,074,000 or 88.4% of loans were secured by real estate compared with $98,975,000 or 90.9% at December 31, 1997.

     Loans secured by residential properties include both first and second mortgages on single family loans. Many of these loans were made to small business owners and professionals. Loans secured by residential property totaled $32,931,000 and $24,154,000 at December 31, 1998 and 1997, respectively.

     Loans secured by commercial properties include owner occupied commercial properties and investment income producing properties. Commercial mortgages totaled $86,008,000 and $72,372,000 at December 31, 1998 and 1997, respectively.

     Loans secured by apartments and other multi-family residential properties totaled $5,135,000 at December 31, 1998 and $1,949,000 at December 31, 1997.

     Other loans not secured by real estate include commercial and consumer loans. Commercial loans are generally made to finance the acquisition of machinery and equipment and provide working capital for local commercial, retail and professional companies. These loans are usually secured by business assets, excluding real property, and guaranteed by the owners. Commercial loans totaled $14,434,000 and $9,084,000, at December 31, 1998 and 1997, respectively.

     Consumer loans consist generally of automobile loans and personal loans. At December 31, 1998 and 1997, these loans totaled $1,840,000 and $798,000, respectively.

INVESTMENT ACTIVITIES

     At December 31, 1998 and 1997, the Company's investment portfolio, totaled $99,380,000 and $77,604,000, respectively. Investments consisted primarily of U.S. government agency obligations, mortgage-backed securities, corporate bonds and state and municipal securities. The corporate bonds included in our investment portfolio were issued by other banking companies and are similar in type to the capital securities we issued in August 1998. Equity securities include stock in the Federal Home Loan Bank, the Federal Reserve Bank and Atlantic Central Bankers Bank, the Bank's principal correspondent bank. Investment securities available for sale are recorded at market value with the unrealized holding gain or loss, net of taxes, included in shareholders' equity, while investment securities held to maturity are recorded at amortized cost. At December 31, 1998 and 1997, the carrying value of the available for sale portfolio was $93,888,000 and $62,434,000, respectively. The carrying value of the held to maturity portfolio was $5,492,000 and $15,170,000, at December 31, 1998 and 1997, respectively.

     The Company views its investment portfolio as a source of earnings and liquidity. Decisions on maturity and type of investment are dictated by the Company's investment and balance sheet management policies as approved annually by the Board of Directors. The Chief Financial Officer makes the decision regarding the specific selection of investments for the Company's portfolio. The Asset Liability Committee sets investment guidelines and strategy based on the Company's financial goals and interest rate sensitivity.

SOURCES OF FUNDS

     The Bank uses deposits and borrowings to finance lending and investment activities. Borrowing sources include short and long-term advances from the Federal Home Loan Bank and overnight borrowings from Premier Bank's customers and correspondent bank.

COMPETITION

     The Bank actively competes with other financial services companies for deposit and loan business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, mutual funds, money market funds, and certain government agencies. Financial institutions compete mostly on the quality of services rendered, interest rates offered on deposit accounts, interest charged on loans, service charges, the convenience of banking facilities, location and hours of operation and, in case of loans to larger commercial borrowers, relative lending limits.

     Many of these competitors are significantly larger than Premier Bank and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, the Bank is subject to regulation while certain competitors are not. Non-regulated companies face relatively few barriers for entry into the financial services industry. For more information, see the "Supervision and Regulation" section below.

SUPERVISION AND REGULATION

  Holding Company Regulation

     As a registered holding company under the Bank Holding Company Act, the Company is regulated by the Federal Reserve Board and the provisions of section 115 of the Pennsylvania Banking Code of 1965.

     The Bank Holding Company Act requires the Company to file an annual report with the Federal Reserve Board regarding the holding company and its subsidiary bank. The Federal Reserve Board may also make examinations of the holding company and its subsidiary bank. The Federal Reserve Board possesses cease-and-desist powers over bank holding companies and their non-bank subsidiaries where their actions would constitute an unsafe or unsound practice or violation of law.

     The Bank Holding Company Act restricts a bank holding company's ability to acquire control of additional banks. In addition, the Act generally prohibits a bank holding company from:

     o acquiring a direct or indirect interest in, or control of 5% or more of the outstanding voting shares of any company; and

     o engaging directly or indirectly in activities other than that of banking, managing or controlling banks or furnishing services to subsidiaries.

     However, the Federal Reserve Board permits a bank holding company to engage in, and own shares of companies engaged in, certain activities deemed closely related to banking or the managing or controlling of banks.

  Bank Regulation

     The Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking, the FDIC and the Federal Reserve Board. In addition, the Bank is subject to a variety of local, state and federal laws.

     Banking regulations include, but are not limited to, permissible types and amounts of loans, investment and other activities, capital adequacy, branching, interest rates on loans and the safety and soundness of banking practices.

  Environmental Laws

     Neither the Company nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrowers from entering into a loan transaction with the Bank. The Company is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.

     In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substance on or from the property, or known and willfully compelled the borrower to commit an action which caused such release or violate an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act, however, does not limit federal liability which still exists under certain circumstances.

  Federal Reserve Board Requirements

     Regulation D of the Federal Reserve Board requires all depository institutions to maintain reserves on transaction accounts. These reserves may be in the form of cash or non-interest-bearing deposits with the Federal Reserve Bank of Philadelphia. Under Regulation D, the Bank must establish reserves equal to 3.0% of the first $47,800,000 of net transaction accounts plus 10% on the remainder. The Bank's reserve requirement was $862,000 and $751,000 at December 31, 1998 and 1997, respectively.

ITEM 2 -- PROPERTIES

     Our main office is located at 379 North Main Street, Doylestown, Pennsylvania. The Bank currently conducts business from the main office and three other retail offices located in Southampton, Bucks County, Easton, Northampton County, and Lower Makefield Township, Bucks County. The Floral Vale Branch in Lower Makefield Township, Bucks County was opened on February 19, 1999.

     Commercial lenders are located in each of the Bank's retail offices with the exception of Southampton. In December 1998, the Bank opened a commercial loan production office in Southampton, Pennsylvania.

     During 1998 and 1997 the Bank leased all facilities from which it operated. Management believes that its facilities are adequate for its business. The following table details the Bank's properties at December 31, 1998:


1) Doylestown, Pa.......  Main office and branch -- leased
2) Easton, Pa...........  Branch -- leased
3) Southampton, Pa......  Branch and operations center -- leased requiring rental payments of $59,670 per year
4) Southampton, Pa......  Loan production office -- leased requiring rental payments of $17,750 per year


     The leases on the Doylestown and Easton offices expired on December 31,1998. In January 1999, the Bank exercised its option to purchase these buildings.

ITEM 3 -- LEGAL PROCEEDINGS

     At December 31, 1998, there were no material legal proceedings pending.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS

     The Company's common stock is not actively traded. At December 31, 1998, 30,000,000 shares of common stock were authorized and 2,635,340 shares were outstanding. The Company had 671 shareholders of record as of March 12, 1999. No other class of common stock is authorized or outstanding. The Company declared a three-for-one stock split on December 31, 1997 at which time the par value was changed from $1.00 to $.33 per share. All information has been retroactively restated to give effect to the stock split in 1997.

     To the best of management's knowledge, shares of common stock traded in the range of $6.00 to $11.00 per share during 1998 and $5.00 to $6.00 per share during 1997. The Company's ability to pay dividends to shareholders is dependent upon its ability to obtain dividends from the Bank. The Bank's ability to pay dividends is subject to certain regulatory restrictions, which are described in greater detail at Note 20 to the 1998 Consolidated Financial Statements. The Company has not declared or paid any dividends.

     On December 22, 1998 the Company commenced an offering of 500,000 shares of common stock at $11.00 per share. This offering is expected to expire on March 31, 1999. The Company will use the net proceeds of the stock offering for general corporate purposes, including investments in or advances to the Bank which increase the Bank's capital position and loan to one borrower lending limits. In addition, these proceeds may be used to support the continuing development of the Bank's franchise through possible expansion into related businesses.

                          SELECTED FINANCIAL AND OTHER DATA

AS OF OR FOR THE YEARS ENDED DECEMBER 31,                        1998               1997
-----------------------------------------                    ------------       ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                          DATA)
Income and Expense
Interest income............................................   $   16,516         $   13,448
Interest expense...........................................        8,922              7,532
                                                              ----------         ----------
Net interest income........................................        7,594              5,916
Provision for loan losses..................................          505                400
Non-interest income........................................          357                150
Non-interest expense.......................................        4,903              3,735
                                                              ----------         ----------
Income before income taxes.................................        2,543              1,931
Income tax expense.........................................          788                590
                                                              ----------         ----------
Net income.................................................   $    1,755         $    1,341
                                                              ==========         ==========

Per Share Data
Basic earnings per share...................................   $     0.67         $     0.51
Diluted earnings per share.................................         0.60               0.49
Book value.................................................         4.46               3.97
Average common shares outstanding..........................    2,630,573          2,606,473
Average diluted shares outstanding.........................    2,920,024          2,752,462

Balance Sheet
Loans, net of deferred fees................................   $  139,905         $  108,532
Investment securities held to maturity.....................        5,492             15,170
Investment securities available for sale...................       93,888             62,434
Other earning assets.......................................          135                 86
Total assets...............................................      249,193            193,523
Deposits...................................................      191,226            143,603
Borrowings.................................................       29,936             34,843
Subordinated debt..........................................        1,500              1,500
Capital securities.........................................       10,000                 --
Shareholders' equity.......................................       11,767             10,434

Selected Financial Ratios
Net interest margin........................................         3.82%              3.67%
Return on average assets...................................         0.82%              0.78%
Return on average shareholders' equity.....................        16.05%             14.28%
Average shareholders' equity to average assets.............         5.11%              5.45%

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Premier Bancorp, Inc. is a Pennsylvania business corporation and a registered bank holding company headquartered in Doylestown, Bucks County, Pennsylvania. The Company was incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. The primary business of the Company is the operation of its wholly owned subsidiary, Premier Bank, which is managed as a single business segment.

     Premier Bank was organized in 1990 as a Pennsylvania chartered banking institution and began operations on April 24, 1992. The Bank is a community-oriented financial services provider whose business primarily consists of attracting retail deposits from the general public and small businesses and originating commercial and consumer loans in its market area. The Bank also invests in securities such as mortgage-backed securities, obligations of U.S. government agencies and government sponsored entities, corporate bonds and state and municipal bonds.

     The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are deposits, repayments, prepayments and maturities of loans, repayments, prepayments and maturities of mortgage-backed and investment securities and borrowed funds. Currently, the Bank has four full-service Pennsylvania banking offices:
Doylestown, Easton, Southampton and Floral Vale. The Bank opened the Floral Vale Branch on February 19, 1999. The Bank also has a loan production office in Southampton, Pennsylvania. The Bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the Bank.

     The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowed money. The Company also generates non-interest income such as service charges and other fees. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing, data processing costs and other operating expenses. The Bank is subject to losses from its loan portfolio if borrowers fail to meet their obligations. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

     The following discussion focuses on the major components of the Company's operations and presents an overview of the significant changes in the results of operations and financial condition for the past two years. This discussion section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes beginning on page 31. Current performance may not be indicative of future performance.

     In addition to historical information, this management discussion and analysis contains forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of this date. The Company is not obligated to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after this date. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB and any current reports on Form 8-K.

MANAGEMENT STRATEGY

     Our primary strategy is to increase loan and deposit market shares in the communities we serve and to expand our branch network to new markets as deemed appropriate. We plan to accomplish this growth principally through aggressive pricing and marketing. The Bank opened a fourth branch office in Lower Makefield Township, Bucks County on February 19, 1999.

     The Company also tries to maximize earnings, given its current level of capital and interest rate sensitivity, by borrowing funds and purchasing investment securities as discussed in "Capital Leverage Strategy," below. Management continually monitors the quality of its loan and investment portfolios. In addition, the Company uses various asset/liability modeling techniques to measure and manage the impact of interest rate changes on the Company's net interest income and capital.

     Management believes that a strong capital position is fundamental to support the continued growth of the institution. Accordingly, management will continue to analyze capital raising alternatives. In 1998, the Company issued $10,000,000 in capital securities for this purpose as discussed at Note 21 to the Consolidated Financial Statements. We are currently in the process of raising additional capital through a common stock offering set to expire on March 31, 1999 as described at Note 22 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The Company reported net income of $1,755,000 or $.60 diluted earnings per share for the year ended December 31, 1998. This represents an increase of $414,000 or 30.9% from the net income of $1,341,000 or $.49 diluted earnings per share reported in 1997. Return on average assets and return on average shareholders' equity were .82% and 16.05%, respectively, in 1998 compared with
 .78% and 14.28% in 1997.

     Earnings for 1998 were higher than 1997 primarily due to the continued growth in interest-earning assets. The Bank continues to hire new loan officers to grow the loan portfolio. Total gross loans grew $31,491,000 or 28.9% over the prior year. Investments grew $21,776,000 or 28.1% in 1998 consistent with our overall capital leverage strategy. In August 1998, $10,000,000 in capital securities were issued. The majority of the proceeds from the capital securities were temporarily invested in investment securities available for sale.

     The following tables and discussion related to net interest income, interest income and interest expense were prepared on a tax-equivalent basis.

NET INTEREST INCOME

     Net interest income is the most significant component of the Company's operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment and by competition.

     Net interest income, on a tax equivalent basis, increased $1,813,000 or 29.7% in 1998 compared with $1,396,000 or 29.6% in 1997. The increase in net interest income over the past two years is primarily a function of asset growth rather than rate changes. Average earning assets increased $40,967,000 or 24.6% in 1998 and $40,748,000 or 32.5% in 1997. Average loans and average investments increased $26,959,000 and $12,072,000, respectively in 1998. On the liability side, average interest-bearing deposits increased $33,203,000 while average borrowings declined $1,623,000. Despite a decline in overall interest rates during 1998, our interest rate spread moved slightly higher to 3.23%. Lower yields on loans were offset by lower deposit and borrowing costs. The yield on total investment securities was relatively unchanged. The net interest margin increased 15 basis points to 3.82%. The increase in net interest margin is primarily due to a higher ratio of interest-earning assets to interest-bearing liabilities. This ratio was 113.72% in 1998 compared with 110.39% in 1997.

     The following table presents certain key average balance sheet amounts and the corresponding earnings/expenses and rates:

        AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                1998                            1997                            1996
                                    -----------------------------   -----------------------------   -----------------------------
                                    AVERAGE               AVERAGE   AVERAGE               AVERAGE   AVERAGE               AVERAGE
                                    BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE
                                    --------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                       (DOLLARS IN THOUSANDS)
Assets
  Interest-bearing deposits......   $    273   $    11     4.03%    $    299   $    14     4.68%    $    762   $    41     5.38%
  Federal funds sold.............      3,459       189     5.46%       1,497        82     5.48%       1,182        62     5.25%
  Investment securities available
    for sale
    Taxable......................     59,580     4,002     6.72%      50,572     3,385     6.69%      35,253     2,348     6.66%
    Tax-exempt(1)................     10,590       830     7.84%       5,030       420     8.35%       4,844       398     8.22%
  Investment securities held to
    maturity.....................     11,253       764     6.79%      13,749       937     6.82%      14,910     1,002     6.72%
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
    Total investment
      securities.................     81,423     5,596     6.87%      69,351     4,742     6.84%      55,007     3,748     6.81%
  Loans, net of deferred
    fees(2)(3)...................    122,105    11,050     9.05%      95,146     8,805     9.25%      68,594     6,407     9.34%
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
  Total earning assets...........    207,260    16,846     8.13%     166,293    13,643     8.20%     125,545    10,258     8.17%
  Cash and due from banks........      3,477                           2,778                           1,978
  Allowance for loan losses......     (1,555)                         (1,143)                           (830)
  Other assets...................      4,936                           4,270                           2,817
                                    --------                        --------                        --------
Total assets.....................   $214,118                        $172,198                        $129,510
                                    ========                        ========                        ========
Liabilities and shareholders'
  equity
  Interest checking..............   $ 12,858   $   335     2.61%    $  8,829       224     2.54%    $  6,179   $   151     2.44%
  Money market deposit
    accounts.....................      1,720        44     2.56%       1,535        39     2.54%       1,374        34     2.47%
  Savings accounts...............     50,679     1,905     3.76%      42,108     1,649     3.92%      36,286     1,508     4.16%
  Time deposits..................     90,143     5,164     5.73%      69,725     3,984     5.71%      51,165     2,894     5.66%
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
    Total interest-bearing
      deposits...................    155,400     7,448     4.79%     122,197     5,896     4.82%      95,004     4,587     4.83%
  Short-term borrowings..........     10,357       543     5.24%      24,007     1,355     5.64%      17,003       956     5.62%
  Long-term borrowings...........     15,000       813     5.42%       2,973       162     5.45%          --        --       --
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
    Total borrowings.............     25,357     1,356     5.35%      26,980     1,517     5.62%      17,003       956     5.62%
  Subordinated debt..............      1,500       118     7.87%       1,467       119     8.11%          --        --       --
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
    Total interest-bearing
      liabilities................    182,257     8,922     4.90%     150,644     7,532     5.00%     112,007     5,543     4.95%
  Non-interest bearing
    deposits.....................     13,628                           9,576                           7,175
  Other liabilities..............      3,382                           2,586                           2,100
  Capital securities.............      3,918                              --                              --
  Shareholders' equity...........     10,933                           9,392                           8,228
                                    --------                        --------                        --------
Total liabilities and
  shareholders' equity...........   $214,118                        $172,198                        $129,510
                                    ========                        ========                        ========
  Net interest income/rate
    spread.......................              $ 7,924     3.23%               $ 6,111     3.20%               $ 4,715     3.22%
                                               =======     ====                =======     ====                =======     ====
  Net interest margin(4).........                          3.82%                           3.67%                           3.76%
  Average interest earning assets
    as a percentage of average
    interest-bearing
    liabilities..................     113.72%                         110.39%                         112.09%

------------------
(1) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax exempt yields were adjusted to a tax equivalent basis using a 34% rate.

(2) Includes non-accrual loans of $460,000, $512,000 and $651,000 on average in 1998, 1997 and 1996, respectively.

(3) Includes tax-exempt loans of $1,339,000, $1,457,000 and $617,000 on average in 1998, 1997 and 1996, respectively. Tax exempt yields were adjusted to a tax equivalent basis using a 34% rate.

(4) Net interest margin is calculated as net interest income divided by average interest-earning assets.

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in rates for the periods indicated.

     For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

     o changes in volume (change in volume multiplied by prior year rate);

     o changes in rates (change in rate multiplied by prior year volume); and

     o total change.

     Changes due to the combination of rate and volume changes (changes in volume multiplied by changes in rate) were allocated proportionately between changes in rate and changes in volume.

             RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31,                           1998 VS. 1997                1997 VS. 1996
--------------------------------                     --------------------------   --------------------------
                                                     VOLUME     RATE     TOTAL    VOLUME     RATE     TOTAL
                                                     -------   -------   ------   -------   -------   ------
                                                                         (IN THOUSANDS)
Interest income
    Federal funds sold............................   $   107   $    --   $  107   $    17   $     3   $   20
    Interest-bearing deposits.....................        (1)       (2)      (3)      (22)       (5)     (27)
    Investment securities available for sale......     1,003        24    1,027     1,061        (2)   1,059
    Investment securities held to maturity........      (169)       (4)    (173)      (79)       14      (65)
    Loans(1)......................................     2,455      (210)   2,245     2,460       (62)   2,398
                                                     -------   -------   ------   -------   -------   ------
Total interest income.............................     3,395      (192)   3,203     3,437       (52)   3,385
                                                     -------   -------   ------   -------   -------   ------
Interest expense
    Interest checking.............................       105         6      111        67         6       73
    Money market accounts.........................         5        --        5         5        --        5
    Savings.......................................       324       (68)     256       232       (91)     141
    Time..........................................     1,170        10    1,180     1,060        30    1,090
    Short-term borrowings.........................      (722)      (90)    (812)      395         4      399
    Long-term borrowings..........................       651        --      651       162        --      162
    Subordinated debt.............................         3        (4)      (1)      119        --      119
                                                     -------   -------   ------   -------   -------   ------
Total interest expense............................     1,536      (146)   1,390     2,040       (51)   1,989
                                                     -------   -------   ------   -------   -------   ------
Net interest income...............................   $ 1,859   $   (46)  $1,813   $ 1,397   $    (1)  $1,396
                                                     =======   =======   ======   =======   =======   ======

------------------

(1) Interest income foregone on non-accrual loans was presented as a change in rate.

INTEREST INCOME

     Total interest income, on a tax equivalent basis, increased $3,203,000 or 23.5% in 1998 to $16,846,000. Higher average investment and loan balances added $834,000 and $2,455,000, respectively, to interest income in 1998. Lower yields on loans reduced total interest income by $210,000. The yield on earning assets decreased 7 basis points to 8.13% as overall interest rates fell in 1998. In addition, the Bank faces increased pressure from competitors to lower its rates. The yield on loans decreased 20 basis points to 9.05% in 1998.

INTEREST EXPENSE

     Total interest expense increased $1,390,000 or 18.5% in 1998 to $8,922,000. Higher deposit balances added $1,604,000 to total interest expense while lower total borrowings decreased interest expense by $71,000. The average rate on interest-bearing deposits decreased 3 basis points to 4.79% lowering interest expense by $52,000. The deposit mix remained concentrated in higher yielding deposits. Rates on savings and time deposits were adjusted downward in 1998 in response to the overall interest rate environment. The average rate on savings accounts decreased 16 basis points to 3.76% and lowered interest expense by $68,000. The average rate on time deposits was higher in 1998 as many certificates of deposits were renewed for longer maturities at higher rates. The average rate on short-term borrowings decreased 40 basis points to 5.24% and lowered interest expense by $90,000. Long term borrowings were issued by the Federal Home Loan Bank and mature in the year 2002. The Federal Home Loan Bank has the option to convert these borrowings from a fixed rate to a variable rate every six months. The Bank can prepay these borrowings without penalty if they are converted. The issuer is likely to convert these borrowings to a variable rate in a rising rate environment. The interest rate on long term borrowings was unchanged in 1998 due to the decline in overall interest rates. Subordinated debt reprices annually and matures in the year 2012. The average rate on subordinated debt decreased 24 basis points and lowered interest expense by $4,000.

INTEREST RATE SENSITIVITY

     The Company is subject to interest rate risk inherent in its lending, investing and financing activities. Fluctuations in interest rates will impact both the interest income/expense and market value of all interest-earning assets and interest-bearing liabilities, other than those with a short term to maturity. At December 31, 1998, the Company does not have any hedging transactions in place such as interest rate swaps, futures, caps or floors. The Company is not directly subject to foreign currency exchange or commodity price risk.

     The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income while creating an asset/liability structure that maximizes earnings. The Asset Liability Management Committee actively monitors and manages the Company's interest rate exposure using gap analysis and simulation models.

     Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact assets and liabilities at the same speed, to the same extent, or on the same basis. Furthermore, gap analysis does not consider future growth.

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

     Gap and interest rate simulation analyses require assumptions on certain categories of assets and deposits. For purposes of these analyses, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments. Loans held for sale are included in the earliest period since they are typically sold within thirty days of their settlement date. Savings accounts, including passbook, statement savings, money market, and interest checking accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact the Company's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. Customer repurchase agreements included in short-term borrowings were assigned repricing characteristics similar to non-maturing deposits.

     The Company's gap analysis at December 31, 1998 is as follows:

                           INTEREST RATE SENSITIVITY

                                            WITHIN     4 TO 6    7 MONTHS     1 TO 3     3 TO 5     AFTER
            DECEMBER 31, 1998              3 MONTHS    MONTHS    TO 1 YEAR    YEARS      YEARS     5 YEARS     TOTAL
            -----------------              --------   --------   ---------   --------   --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Assets
  Federal funds sold.....................  $      1   $     --   $     --    $     --   $     --   $     --   $      1
  Interest-bearing deposits..............       134         --         --          --         --         --        134
  Investment securities..................    22,715      2,901      2,540       4,042      2,631     64,551     99,380
  Loans, net of deferred fees(1).........    30,660      5,714     10,705      38,471     48,679      7,303    141,532
                                           --------   --------   --------    --------   --------   --------   --------
Total rate sensitive assets..............    53,510      8,615     13,245      42,513     51,310     71,854    241,047
                                           --------   --------   --------    --------   --------   --------   --------
Total cumulative assets..................    53,510     62,125     75,370     117,883    169,193    241,047
                                           --------   --------   --------    --------   --------   --------

Liabilities
  Interest checking, money market and
    savings accounts.....................  $  2,894   $  2,162   $  4,325    $ 43,250   $ 14,417   $  5,046   $ 72,094
  Time deposits..........................    14,927     13,131     35,049      34,912      2,086          2    100,107
  Short-term borrowings..................    11,066         66        131         525        525      2,623     14,936
  Long-term borrowings...................        --         --         --          --     15,000         --     15,000
  Subordinated debt......................     1,500         --         --          --         --         --      1,500
                                           --------   --------   --------    --------   --------   --------   --------
Total rate sensitive liabilities.........    30,387     15,359     39,505      78,687     32,028      7,671    203,637
                                           --------   --------   --------    --------   --------   --------   --------
Total cumulative liabilities.............    30,387     45,746     85,251     163,938    195,966    203,637
                                           --------   --------   --------    --------   --------   --------

Gap during period........................  $ 23,123   $ (6,744)  $(26,260)   $(36,174)  $ 19,282   $ 64,183   $ 37,410
                                           ========   ========   ========    ========   ========   ========   ========

Cumulative gap...........................  $ 23,123   $ 16,379   $ (9,881)   $(46,055)  $(26,773)  $ 37,410
                                           ========   ========   ========    ========   ========   ========
Cumulative gap as a percentage of:
  Earning assets.........................      9.59%      6.79%     (4.10)%    (19.11)%   (11.11)%    15.52%
  Total assets...........................      9.28%      6.57%     (3.97)%    (18.48)%   (10.74)%    15.01%

------------------
(1) Includes loans held for sale.

     The Company uses computer-based simulation models to assess the impact of changes in interest rates on net interest income. The model incorporates management's business plan assumptions and related asset and liability yields, deposit sensitivity and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment.

     Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

                         NON-INTEREST INCOME COMPARISON

                                                                              CHANGE
                                                                          --------------
                                                         1998     1997    AMOUNT     %
                                                        ------   ------   ------   -----
                                                             (DOLLARS IN THOUSANDS)
Service charges and other fees........................  $  169   $  148   $   21    14.2%
Gain, net, on sale of investment securities available
  for sale............................................     133       15      118   786.7%
Gain on sale of loans held for sale...................      55       20       35   175.0%
Loss on sale of real estate owned.....................      --      (33)      33      --
                                                        ------   ------   ------   -----
     Total non-interest income........................  $  357   $  150   $  207   138.0%
                                                        ======   ======   ======   =====

     Non-interest income increased $207,000 during 1998 to $357,000. This increase was largely attributed to net gains of $133,000 on the sale of investment securities available for sale. The level of gains realized on investment sales is dependent upon the volume of transactions, the types of securities sold, timing and the interest rate environment. In response to falling interest rates during 1998, the Company sold certain mortgage-backed securities in anticipation of higher than expected prepayments. The Company recorded net losses of $96,000 on the sale of $58,988,000 in mortgage-backed securities. These net losses were offset by net gains of $70,000 on sales of $22,405,000 in corporate bonds and $159,000 in net gains on sales of $8,038,000 in municipal bonds in 1998. The Bank was also engaged in the sale of residential loans for a full year in 1998 as compared to only five months in 1997. This accounted for the $35,000 increase in gains on sale of loans. The Company continues to use an outside company to originate and sell residential mortgages on its behalf. In 1998, the Bank recorded no gain or loss on the sale of two other real estate owned properties. These properties had a carrying value of $561,000 after write-downs of $77,000 in 1998. These write-downs were recorded as non-interest expense. In 1997 the Bank sold three commercial properties with a carrying value of $714,786 for a loss of $33,505. Service charges and other fees increased $21,000 and included monthly account maintenance and overdraft charges on deposit transaction accounts. This increase is attributed to the 41.5% growth in average transaction accounts during 1998.

                        NON-INTEREST EXPENSE COMPARISON

                                                                              CHANGE
                                                                          --------------
                                                         1998     1997    AMOUNT     %
                                                        ------   ------   ------   -----
                                                             (DOLLARS IN THOUSANDS)
Salaries and employee benefits........................  $2,245   $1,785   $  460    25.8%
Occupancy costs.......................................     419      400       19     4.8%
Data processing.......................................     484      382      102    26.7%
Professional services.................................     299      282       17     6.0%
Marketing.............................................     187      164       23    14.0%
Other real estate owned expense.......................     134       43       91   211.6%
Minority interest in expense subsidiaries.............     347       --      347      --
Other.................................................     788      679      109    16.1%
                                                        ------   ------   ------   -----
  Total non-interest expense..........................  $4,903   $3,735   $1,168    31.3%
                                                        ======   ======   ======   =====

     Non-interest expense increased $1,168,000 during 1998 to $4,903,000. The majority of this increase occurred in salaries and employee benefits, which increased $460,000. This increase primarily resulted from the addition of 10 full-time equivalent employees and annual salary adjustments. The Company will continue to hire new lenders and support staff to grow the Bank. Data processing costs increased $102,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes, and new services. We also incurred higher network administration costs associated with software upgrades and additional expenses related to the Year 2000 project. Minority interest in expense of subsidiaries of $347,000 relates to the capital securities issued in August 1998. In 1999, the Company will incur a full year of expense estimated at $875,000 related to the capital securities. Other real estate owned expense includes write-downs and maintenance expenses on foreclosed properties. The Bank recorded $127,000 in write-downs on three properties during 1998. Only one of these properties remains unsold at December 31, 1998. Other real estate owned expense for 1997 relates to maintenance of properties. Other expenses consist primarily of furniture and equipment expense, employee travel and entertainment, stationery, supplies and postage. The $109,000 increase in other expenses is principally attributed to the growth of the institution.

PROVISION FOR LOAN LOSSES

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that management deems adequate to provide for potential losses. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, and composition of loan types within the portfolio. Net charge-offs were $60,000 in 1998 and $1,000 in 1997. The Bank's loan portfolio is relatively immature given its recent growth rates. Therefore, charge-off and non-performing trends may not be indicative of future performance,

     The provision for loan losses increased from $400,000 in 1997 to $505,000 in 1998. The increase is due to the overall increase in the size of the loan portfolio and an increase in non-performing loans as a percentage of total loans. The ratio of non-performing loans to total loans increased to 1.20% in 1998 from .60% in 1997. This increase is principally attributed to the placement of one loan for $890,000 on non-accrual status in September 1998. The allowance for loan losses was $1,805,000 at December 31, 1998, a 32.7% increase from the level reported at December 31, 1997. The loan loss allowance as a percentage of total loans was 1.29% in 1998 versus 1.25% in 1997.

INCOME TAXES

     The Company recorded a $788,000 or 31.0% tax provision for the year ended December 31, 1998 compared with a tax provision of $590,000 or 30.6% for 1997. The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

FINANCIAL CONDITION

     Consolidated assets grew $55,670,000 or 28.8% during 1998. Loans and investments grew $31,491,000 and $21,776,000, respectively. Asset growth was funded by a $47,623,000 increase in deposits and $10,000,000 in proceeds from capital securities issued in August 1998. Borrowings were reduced $4,907,000 due to the availability of other funding sources. Shareholders' equity grew $1,333,000 to $11,767,000 at December 31, 1998. This increase was attributable to earnings, offset in part by unrealized losses on investments available for sale.

INVESTMENT SECURITIES

     The Company's investment policies include strict standards on permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making the specific investment purchases within such standards. Investment securities grew $21,776,000 or 28.1% during 1998. At December 31, 1998 approximately 40.7% of the investment portfolio was comprised of U.S. government sponsored enterprises ("GSE") or government agency debt or mortgage-backed securities compared with 84.1% at December 31, 1997.

     During 1998, the Company sold certain mortgage-backed securities in order to minimize the impact of higher prepayment risk due to falling interest rates. In addition, the majority of GSE agency debt was called. Proceeds from security sales in 1998 were $89,564,000 with net gains of $133,000 recorded. Investment purchases totaled $134,049,000 and were concentrated in lower coupon fixed rate GNMA securities and corporate bonds. At December 31, 1998 corporate bonds comprised $35,850,000 or 36.1% of the total investment portfolio.

     The estimated fair value of the Company's investment securities available for sale declined $684,000 from an unrealized gain of $79,000 at December 31, 1997 to an unrealized loss of $605,000 at December 31, 1998. The majority of this unrealized loss relates to the corporate bond portfolio. Following the issuance of the Company's own $10,000,000 of capital securities in August 1998, the Company began investing in similar type securities issued by other banking companies which it classifies as corporate bonds. In the third quarter of 1998 global financial markets experienced high volatility following certain events such as Russia's default on debt and concerns over "hedge funds". These events had a negative effect on non-U.S. government bond and credit markets. As a result, there was a "flight to quality" into U.S. treasury bonds and a deep discounting of corporate bond issues. At that time, the Company's corporate bond portfolio experienced an unrealized loss in value. The Company believes that the credit quality of its corporate bond portfolio is strong and therefore, the unrealized loss is temporary. The Company evaluates the credit quality of corporate bond issues prior to their purchase. The Company monitors market conditions closely and adjusts its portfolio as it considers necessary. At December 31, 1998, corporate bonds included $19,205,000 of fixed rate securities which were purchased to generally offset the cost of the Company's own issue. Floating rate corporate bonds totaling $16,645,000 at December 31, 1998 were purchased to provide a variable rate component to the Company's portfolio. Although the Company has no immediate plans to sell these securities, it has classified them as "available for sale" allowing management the flexibility to sell the securities and adjust its portfolio as future conditions change.

     Securities available for sale are marked to market on the balance sheet with an adjustment to equity, net of tax. This adjustment is included in the caption "Accumulated other comprehensive income".

     The composition and maturity of the Company's investment portfolio is as follows:

                                                                       1998
                                                     HELD TO MATURITY        AVAILABLE FOR SALE
                                                  AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                    COST      FAIR VALUE     COST      FAIR VALUE
                                                  ---------   ----------   ---------   ----------
                                                                  (IN THOUSANDS)
U.S. government agency obligations..............   $ 2,998     $ 2,993      $    --     $    --
Mortgage-backed securities......................     1,994       1,986       35,411      35,463
State and municipal securities..................        --          --       18,533      18,702
Equity securities...............................        --          --        3,745       3,758
Corporate bonds.................................        --          --       36,689      35,850
Other debt securities...........................       500         500          115         115
                                                   -------     -------      -------     -------
  Total.........................................   $ 5,492     $ 5,479      $94,493     $93,888
                                                   =======     =======      =======     =======

                                                                       1997
                                                     HELD TO MATURITY        AVAILABLE FOR SALE
                                                  AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                    COST      FAIR VALUE     COST      FAIR VALUE
                                                  ---------   ----------   ---------   ----------
                                                                  (IN THOUSANDS)
U.S. government agency obligations..............   $11,986     $11,956      $    --     $    --
Mortgage-backed securities......................     3,184       3,144       50,132      50,121
State and municipal securities..................        --          --       10,326      10,403
Equity securities...............................        --          --        1,780       1,793
Other debt securities...........................        --          --          117         117
                                                   -------     -------      -------     -------
  Total.........................................   $15,170     $15,100      $62,355     $62,434
                                                   =======     =======      =======     =======

          INVESTMENT SECURITIES MATURITIES AND WEIGHTED AVERAGE YIELDS

                                            UNDER                 5-10    OVER 10
DECEMBER 31, 1998                           1 YEAR   1-5 YEARS   YEARS     YEARS     TOTAL
-----------------                           ------   ---------   ------   -------   -------
                                                        (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities:
  Amortized cost..........................  $4,429    $10,691    $6,293   $13,998   $35,411
  Weighted average yield..................    6.48%      6.46%     6.43%     6.35%     6.41%
State and municipal securities:
  Amortized cost..........................      --         --        --    18,533    18,533
  Weighted average yield(1)...............      --         --        --      7.32%     7.32%
Equity securities:
  Amortized cost..........................      --         --        --     3,745     3,745
  Weighted average yield..................      --         --        --      6.39%     6.39%
Corporate bonds:
  Amortized cost..........................      --         --        --    36,689    36,689
  Weighted average yield..................      --         --        --      6.85%     6.85%
Other debt securities:
  Amortized cost..........................      15         --       100        --       115
  Weighted average yield..................    3.00%        --      7.50%       --      6.91%
                                            ------    -------    ------   -------   -------
TOTAL AMORTIZED COST......................  $4,444    $10,691    $6,393   $72,965   $94,493
                                            ======    =======    ======   =======   =======
TOTAL FAIR VALUE..........................  $4,494    $10,818    $6,437   $72,139   $93,888
                                            ======    =======    ======   =======   =======
WEIGHTED AVERAGE YIELD....................    6.47%      6.46%     6.33%     6.85%     6.76%
INVESTMENT SECURITIES HELD TO MATURITY
U.S. government agency obligations:
  Amortized cost..........................  $   --    $    --    $1,000   $ 1,998   $ 2,998
  Weighted average yield..................      --         --      7.00%     6.53%     6.69%
Mortgage-backed securities:
  Amortized cost..........................     878      1,088        28        --     1,994
  Weighted average yield..................    5.58%      5.61%     6.32%       --      5.61%
Other debt securities:
  Amortized cost..........................      --         --        --       500       500
  Weighted average yield..................      --         --        --      6.75%     6.75%
                                            ------    -------    ------   -------   -------
TOTAL AMORTIZED COST......................  $  878    $ 1,088    $1,028   $ 2,498   $ 5,492
                                            ======    =======    ======   =======   =======
WEIGHTED AVERAGE YIELD....................    5.58%      5.61%     6.98%     6.53%     6.30%

------------------
(1) Presented on a tax equivalent basis using a 34% rate.

LOANS HELD FOR SALE

     The Bank uses an outside company to originate and sell residential mortgages on its behalf. Loans held for sale increased $1,429,000 to $1,627,000 at December 31, 1998. The increase is attributed to the timing of loan originations versus their sale. These loans are typically sold within thirty days of their settlement.

     Total loans sold were $7,059,000 in 1998 as compared with $2,132,000 in 1998. The Company was engaged in this activity for the full year of 1998 versus five months in 1997. Lower interest rates in 1998 contributed to the increased volumes of loan originations and sales.

LOANS

     Gross loans increased $31,491,000 to $140,348,000 at December 31, 1998. The majority of the loan portfolio is collateralized, at least in part, by real estate in the greater Lehigh and Delaware Valleys. Real estate values are subject to risks associated with the general economy. Loans secured by residential and commercial properties increased $7,804,000 and $13,636,000, respectively, during 1998.

     Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. The Company manages credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Interest rate risk is managed within the Company's asset/liability framework using various modeling techniques and analyses. The majority of the Bank's loans are either fixed rate for a period of five years or less or variable rate.

     The Bank's commercial lending activity is focused on small businesses and professionals within the local community. Lenders will continue to be hired to meet the credit needs of the community.

                                 LOAN PORTFOLIO

                              1998                 1997                1996                1995                1994
                       ------------------   ------------------   -----------------   -----------------   -----------------
DECEMBER 31,            AMOUNT    PERCENT    AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
------------           --------   -------   --------   -------   -------   -------   -------   -------   -------   -------
                                                             (DOLLARS IN THOUSANDS)
Real                   $     --       --    $    500     0.46%   $   --        --    $   --        --    $   --        --
  estate-farmland....
Real estate-
  construction.......     2,161     1.54%      1,188     1.09%    1,953      2.35%    3,056      5.07%    4,071      8.99%
Real
 estate-residential..    30,770    21.92%     22,966    21.10%   19,666     23.67%   13,631     22.63%   11,004     24.30%
Real estate-multi-
  family.............     5,135     3.66%      1,949     1.79%    1,138      1.37%    1,423      2.36%    1,313      2.90%
Real estate-
  commercial.........    86,008    61.28%     72,372    66.48%   52,731     63.47%   37,415     62.10%   26,140     57.72%
Commercial...........    14,434    10.29%      9,084     8.35%    6,862      8.26%    3,572      5.93%    1,965      4.34%
Consumer
  installment........     1,840     1.31%        798     0.73%      735      0.88%    1,153      1.91%      793      1.75%
                       --------   ------    --------   ------    -------   ------    -------   ------    -------   ------
Total................  $140,348   100.00%   $108,857   100.00%   $83,085   100.00%   $60,250   100.00%   $45,286   100.00%
                       ========   ======    ========   ======    =======   ======    =======   ======    =======   ======

                    LOAN MATURITIES AND INTEREST SENSITIVITY

                                                   UNDER      1-5       OVER
DECEMBER 31, 1998                                 1 YEAR     YEARS     5 YEARS    TOTAL
-----------------                                 -------   --------   -------   --------
                                                              (IN THOUSANDS)
Real estate-construction........................  $ 1,821   $    340   $   --    $  2,161
Real estate-residential.........................    8,892     20,923      955      30,770
Real estate-multi-family........................      547      4,588       --       5,135
Real estate-commercial..........................   15,351     67,655    3,002      86,008
Commercial......................................    6,334      7,245      855      14,434
Consumer installment............................    1,062        743       35       1,840
                                                  -------   --------   ------    --------
Total...........................................  $34,007   $101,494   $4,847    $140,348
                                                  =======   ========   ======    ========

     The following shows the amount of loans due after one year that have fixed or variable interest rates at December 31, 1998:

Loans with fixed predetermined interest rates.........  $ 96,298,000
Loans with variable interest rates....................    10,043,000

ALLOWANCE FOR LOAN LOSSES

     The Company maintains an allowance for loan losses and charges losses to this allowance when such losses are considered probable. The allowance for loan losses is maintained at a level which management considers adequate to provide for potential losses based upon known and inherent risks in the loan portfolio. Management's evaluation includes such factors as current economic conditions, actual loss experience and the current risk profile of the loan portfolio. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating and other factors previously described. Borrower risk ratings are determined by loan officers at the inception of each loan and are subject to on-going analysis and update. Homogeneous loans comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Since the Bank is less than seven years old with a limited history for loan losses, management also uses peer group analysis to gauge the overall reasonableness of its loan loss reserves. While the allowance is determined and calculated based on specific loans or loan categories, the total allowance is considered available for losses in the entire loan portfolio. Changes in economic conditions and the financial condition of borrowers can occur quickly, and as a result, impact the estimates made by management.

     Regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

     Management considers the allowance for loan losses to be adequate. However, to comply with industry reporting requirements, management has allocated the allowance for loan losses as shown in the table below into components by loan type at each year-end. Through such allocation, management does not intend to imply that actual future charge-offs will necessarily follow the same pattern or that any portion of the allowance is restricted.

                       ALLOWANCE FOR LOAN LOSS ALLOCATION

                             1998               1997               1996               1995               1994
                       ----------------   ----------------   ----------------   ----------------   ----------------
                       AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                       ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                          (DOLLARS IN THOUSANDS)
Balance at end of period
  applicable to:
  Real
    estate-farmland..  $  --        --%   $   5      0.46%    $ --        --%    $ --        --%    $ --        --%
  Real estate-
    construction.....     20      1.54%      37      1.09%      95      2.35%      37      5.07%      54      8.99%
  Real
 estate-residential..    403     21.92%     272     21.10%     201     23.67%     168     22.63%     146     24.30%
  Real estate-multi-
    family...........    125      3.66%      19      1.79%      13      1.37%      17      2.36%      17      2.90%
  Real estate
    commercial.......    999     61.28%     875     66.48%     559     63.47%     458     62.10%     348     57.72%
  Commercial.........    239     10.29%     142      8.35%      76      8.26%      44      5.93%      26      4.34%
  Consumer
    installment......     19      1.31%      10      0.73%      17      0.88%      14      1.91%      11      1.75%
                       ------   ------    ------   ------     ----    ------     ----    ------     ----    ------
  Total..............  $1,805   100.00%   $1,360   100.00%    $961    100.00%    $738    100.00%    $602    100.00%
                       ======   ======    ======   ======     ====    ======     ====    ======     ====    ======

     Changes in the allowance for loan losses during the last five fiscal years are as follows:

                           ALLOWANCE FOR LOAN LOSSES

YEAR ENDED DECEMBER 31,                       1998       1997       1996       1995       1994
-----------------------                     --------   --------   --------   --------   --------
Balance, January 1........................  $  1,360   $    961   $    738   $    602   $    287
Charge-offs:
  Real estate-residential.................        60         --         --         --         --
  Real estate-commercial..................        --         --        125         --         --
  Commercial..............................        --         --         --         14         --
  Consumer installment....................         8          1          2         --         --
                                            --------   --------   --------   --------   --------

Total charge-offs.........................        68          1        127         14         --
Recoveries:
  Consumer installment....................         8         --         --         --         --
                                            --------   --------   --------   --------   --------
Total recoveries..........................         8         --         --         --         --
                                            --------   --------   --------   --------   --------
Net charge-offs...........................        60          1        127         14         --
Provision for loan losses.................       505        400        350        150        315
                                            --------   --------   --------   --------   --------
Balance, December 31......................  $  1,805   $  1,360   $    961   $    738   $    602
                                            ========   ========   ========   ========   ========

Total gross loans:
  Average.................................  $122,526   $ 95,404   $ 68,771   $ 50,359   $ 35,014
  Year-end................................   140,348    108,857     83,085     60,250     45,286

Ratios:
Net charge-offs to:
  Average loans...........................      0.05%        --       0.19%      0.03%        --
  Loans at year-end.......................      0.04%        --       0.15%      0.02%        --
  Allowance for loan losses...............      3.32%      0.04%     13.29%      1.90%        --
  Provision for loan losses...............     11.88%      0.13%     36.47%      9.33%        --

Allowance for loan losses to:
  Total gross loans at year-end...........      1.29%      1.25%      1.16%      1.22%      1.33%
  Non-performing loans....................    106.74%    209.64%     88.75%    113.71%    474.02%

     Charge-offs against the allowance for loan losses in 1998 totaled $68,000 of which $47,000 related to one loan. The balance of this loan was transferred to other real estate owned in 1998.

                             NON-PERFORMING ASSETS

DECEMBER 31,                                              1998     1997     1996    1995   1994
------------                                             ------   ------   ------   ----   ----
                                                                 (DOLLARS IN THOUSANDS)
Loans past due 90 days or more and accruing
  Real estate-construction.............................  $   --   $   --   $  211   $ --   $ --
  Real estate-residential..............................     605      146       --    124     --
  Commercial...........................................       6       --       --     --     --
  Consumer installment.................................      --        5        1      6      2
                                                         ------   ------   ------   ----   ----
     Total loans past due 90 days or more and
       accruing........................................     611      151      212    130      2
Loans accounted for on a non-accrual basis
  Real estate-construction.............................      --       --      299    519     --
  Real estate-residential..............................      25      299       --     --    125
  Real estate-multi-family.............................     890       --       --     --     --
  Real estate-commercial...............................     165      192      572     --     --
  Consumer installment.................................      --        7       --     --     --
                                                         ------   ------   ------   ----   ----
     Total non-accrual loans...........................   1,080      498      871    519    125
  Real estate owned....................................     200      638      389     --     --
                                                         ------   ------   ------   ----   ----
     Total non-performing assets.......................  $1,891   $1,287   $1,472   $649   $127
                                                         ======   ======   ======   ====   ====

Ratio of non-performing loans to total loans...........    1.20%    0.60%    1.30%  1.08%  0.28%
Ratio of non-performing assets to total assets.........    0.76%    0.67%    0.96%  0.57%  0.20%

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. Non-performing assets represented 0.76% of total assets at December 31, 1998 compared with 0.67% at December 31, 1997. The increase in non-performing assets is attributable to the placement of one loan secured by an apartment building on non-accrual status in September 1998 and the classification of one loan secured by a residential property as non-performing. Such additions were offset by the sale of two properties previously classified as other real estate owned.

     Non-accrual loans are those where the accrual of interest has ceased. Non-consumer loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Consumer loans are not automatically placed on non-accrual status when principal or interest payments are 90 days past due, but in most instances, are charged-off when deemed uncollectible or after reaching 120 days past due. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of ultimate collectibility of principal and interest. Non-accruing loans increased $582,000 during 1998. This increase was due to the placement of the aforementioned loan secured by an apartment building on non-accrual status in September 1998. This addition was offset by the transfer of one loan secured by a residential property and previously classified as non-accruing to other real estate owned in January 1998. No interest was recognized on non-accrual loans in 1998 or 1997. Interest foregone on non-accrual loans totaled $69,000 in 1998 and $52,000 in 1997.

  Other Real Estate Owned

     Other real estate owned totaled $200,000 at December 31, 1998 and consisted of one 1-4 family residential property. This property was classified as a non-accruing loan at December 31, 1997 and transferred to other real estate owned in January 1998 with a corresponding $47,000 charge-off recorded against the allowance for loan losses. Additional write-downs on this property totaling $50,000 were taken in the fourth quarter of 1998 and included in non-interest expense.

     Other real estate owned totaled $638,000 at December 31, 1997. The two properties included in this balance were sold in 1998 with no gain or loss recognized. Write-downs of $77,000 were taken on these properties prior to their sale and included in non-interest expense in 1998.

DEFERRED TAXES

     Deferred taxes increased $421,000 during 1998 to $826,000. Unrealized losses on investment securities available for sale resulted in a $233,000 increase in deferred tax assets. The remainder of the increase relates primarily to the provision for loan losses.

OTHER ASSETS

     Other assets increased $251,000 during 1998 to $737,000. The majority of this increase relates to the capitalization of issuance costs related to the capital securities and common stock offering. The capital securities were issued on August 1998 with deferred issuance costs amortized over the term of the securities. The common stock offering is set to expire on March 31, 1999. Costs related to the stock offering will be net against proceeds and recorded to shareholders' equity. These capitalized costs were offset by a decrease in principal due on deferred payment mortgage-backed securities. During 1998, the Company significantly reduced its holdings in this type of security.

DEPOSITS

     Premier Bank, a traditional community-based bank, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and a stable and experienced staff. Core deposits, which exclude time deposits greater than $100,000, grew $46,360,000 or 35.8% during 1998 to $175,888,000. Most of this growth occurred in time deposits. Total time deposits at December 31, 1998 were $100,107,000 or 52.4% of total deposits, of which $37,246,000 mature after one year. In February 1998, the Bank raised approximately $11,600,000 during a promotion of a nine-month certificate of deposit. Upon maturity most of this new money was renewed for a longer term. Depending on market conditions, management generally prices its time deposits to extend maturities beyond a year. During 1998, the Bank experienced a strong retention rate on maturing time deposits.

     Total deposits increased $47,623,000 or 33.2% during 1998 to $191,226,000.
An analysis of the change in average deposits may provide a more meaningful measure of deposit change. Total average deposits increased $37,255,000 or 28.3% in 1998 and $29,594,000 or 28.9% in 1997. Average savings accounts grew $8,571,000 or 20.4% during 1998 to $50,679,000 while average time deposits grew $20,418,000 or 29.3% during 1998 to $90,143,000. Non-interest-bearing deposits are an important source of funds for a bank because they lower overall deposit costs. These accounts increased $4,052,000 or 42.3% on average during 1998 to $13,628,000. Interest checking accounts grew $4,029,000 or 45.6% in 1998 to $12,858,000. Our deposit mix shifted slightly towards non-interest bearing deposits and interest checking accounts as these products experienced the largest percentage growth in 1998. However, the majority of our deposit mix remains concentrated in savings and time deposits. At December 31, 1998, average savings accounts and average time deposits were 30% and 53% of total average deposits, respectively.

     Additional deposit growth will be accomplished through deposit promotions, business development programs, maturation of existing branches and branch expansion. In February 1999, the Bank opened its fourth branch in Lower Makefield Township, Bucks County.

                    AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

YEAR ENDED DECEMBER 31,                     1998              1997              1996
-----------------------                ---------------   ---------------   ---------------
                                       BALANCE    RATE   BALANCE    RATE   BALANCE    RATE
                                       --------   ----   --------   ----   --------   ----
                                                     (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits........  $ 13,628     --   $  9,576     --   $  7,175     --
Interest checking....................    12,858   2.61%     8,829   2.54%     6,179   2.44%
Money market deposit accounts........     1,720   2.56%     1,535   2.54%     1,374   2.47%
Savings accounts.....................    50,679   3.76%    42,108   3.92%    36,286   4.16%
Time deposits........................    90,143   5.73%    69,725   5.71%    51,165   5.66%
                                       --------   ----   --------   ----   --------   ----
  Total..............................  $169,028   4.41%  $131,773   4.47%  $102,179   4.49%
                                       ========   ====   ========   ====   ========   ====

                 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

      YEAR ENDED DECEMBER 31,                                1998
      -----------------------                           --------------
                                                        (IN THOUSANDS)
      Three months or less............................     $ 3,160
      Over three through six months...................       2,490
      Over six through twelve months..................       5,458
      Over twelve months..............................       4,230
                                                           -------
        Total.........................................     $15,338
                                                           =======

OTHER LIABILITIES

     Other liabilities increased $1,436,000 during 1998 to $3,233,000. The majority of this increase relates to a $911,000 increase in the Company's own official checking accounts. Official checking accounts are primarily used for disbursements to customers and vendors. Official checking account balances fluctuate daily due to the timing of payments. In addition, other liabilities at December 31, 1998 included $340,000 in accrued expenses related to the capital securities issued in August 1998.

CAPITAL

  Capital Requirements

     A strong capital position is fundamental to support the continued growth and profitability of the institution. In addition, the Company and the Bank are subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders' equity plus the allowable portion of the minority interest in equity of subsidiaries, less unrealized gains or losses on available-for-sale securities and certain intangible assets), Tier II capital (which includes a portion of the allowance for loan losses, minority interest and subordinated debt), and total capital (Tier I plus Tier
II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet financial instruments, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

     Proceeds from the capital securities issued in August 1998 provided the Company with additional Tier I and Tier II capital. The capital securities, which represent the minority interest in equity accounts of subsidiaries, are limited to 25% of Tier I capital. As the Company's equity grows, a greater portion of the capital securities will count towards Tier I capital.

     At December 31, 1998, management believes the Bank is "well capitalized" and in compliance with regulatory capital requirements.

     The Company's capital components are depicted in the following table.

                               CAPITAL COMPONENTS

DECEMBER 31,                                                    1998           1997
------------                                                  --------       --------
                                                                  (IN THOUSANDS)
Tier I
Shareholders' equity........................................  $ 11,767       $ 10,434
Allowable portion of minority interest in equity of
  subsidiaries..............................................     4,000             --
Net unrealized security (losses) gains......................       399            (52)
                                                              --------       --------
Total Tier I capital........................................  $ 16,166       $ 10,382
                                                              ========       ========
Tier II
Allowable portion of minority interest in equity of
  subsidiaries..............................................  $  6,000       $     --
Allowable portion of the allowance for loan losses..........     1,805          1,360
Allowable portion of subordinated debt......................     1,500          1,500
                                                              --------       --------
Total Tier II capital.......................................  $  9,305       $  2,860
                                                              ========       ========
Total capital...............................................  $ 25,471       $ 13,242
Risk-weighted assets........................................  $185,263       $120,736

     The following table compares the Company's capital ratios to the "adequately capitalized" and "well capitalized" regulatory requirements.

                                 CAPITAL RATIOS

                                                                          "ADEQUATELY        "WELL
                                                                         CAPITALIZED"    CAPITALIZED"
DECEMBER 31,                                          1998       1997       RATIOS          RATIOS
------------                                          -----      -----   -------------   -------------
Total risk-based capital/risk-weighted assets......   13.75%     10.97%      8.00%           10.00%
Tier capital/risk-weighted assets..................    8.73%      8.60%      4.00%            6.00%
Tier I capital/average assets (leverage ratio).....    6.75%      5.51%      4.00%            5.00%

  Capital Resources

     The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Board of Directors out of funds legally available for that purpose. The Company's ability to pay dividends depends on its ability to obtain dividends from the Bank.

     The Bank's ability to pay dividends is subject to the regulatory restrictions set forth in the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the Federal Deposit Insurance Corporation Act. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings, which were $4,424,000 at December 31, 1998. Cash dividends must be approved by the Federal Reserve Board if the total of all cash dividends declared by the Bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. The Federal Deposit Insurance Corporation Act generally prohibits all payments of dividends by any bank which is in default of any assessment of the FDIC. As of December 31, 1998 and 1997, the Bank was not in default of any FDIC assessments.

     As a practical matter, the Company has not nor plans to pay cash dividends in the foreseeable future. All earnings are being retained to help finance the continued growth of the institution. The growth rate of the institution continues to exceed returns on equity. If this trend continues, the Company will need additional capital. The formation of the holding company in November 1997 was largely for the purpose of providing additional capital raising alternatives. On August 11, 1998, $10,000,000 in capital securities were issued by the Company's recently formed subsidiary, PBI Capital Trust. Proceeds from the capital securities provide the Company with additional Tier I and Tier II capital. The capital securities, which represent the minority interest in equity accounts of subsidiaries, are limited to 25% of Tier I capital. As the Company's equity grows, a greater portion of the capital securities will count towards Tier I capital.

     On December 22, 1998 the Company commenced an offering of 500,000 shares of common stock at $11.00 per share. This offering is set to expire on March 31, 1999. The Company will use the net proceeds of the stock offering for general corporate purposes, including investments in or advances to the Bank which increase the Bank's capital position and loan to one borrower lending limits. In addition, these proceeds may be used to support the continuing development of the Bank's franchise through possible expansion into related businesses.

CAPITAL LEVERAGE STRATEGY

     The Company plans to remain "well capitalized" and is managed accordingly. Current capital levels exceed the regulatory requirement for "well capitalized" classification. A portion of the "excess" capital has been temporarily deployed through the use of a capital leverage strategy whereby the Bank invests in high quality mortgage-backed securities, municipal and corporate bonds and U.S. government agency securities, together, called leverage assets, funded by short and intermediate term borrowings principally from the Federal Home Loan Bank of Pittsburgh. The capital leverage strategy generates additional earnings for the Company by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. This positive spread is created because the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase. The net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. The capital leverage strategy has been undertaken in accordance with the limits established by the Board of Directors for enhancing profitability under moderate levels of interest rate risk.

LIQUIDITY

     Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and investments, sales of investment securities available for sale and borrowings. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities prepayments are influenced by interest rates, economic conditions and competition.

     During 1998, operating and financing activities provided cash and cash equivalents of $2,208,000 and $52,731,000, respectively, while investing activities used $54,432,000. The cash provided by financing activities resulted primarily from an increase in deposits and proceeds from the issuance of capital securities. Other significant sources of cash included principal repayments on loans and mortgage-backed securities and sales and calls of investment securities. Together, this cash was primarily used for loan originations, the purchase of corporate bonds, mortgage-backed and other securities and the repayment of borrowings. During 1998, loans and investments grew $31,801,000 and $22,510,000, respectively. Borrowings were reduced by $4,907,000 in 1998.

     In 1997, operating and financing activities provided $1,657,000 and $38,291,000, respectively, while investing activities used $37,885,000. The cash provided by financing activities resulted primarily from an increase in deposits and borrowings and the issuance of subordinated debt. Deposits and borrowings grew $25,510,000 and $11,202,000, respectively. This cash was primarily used for loans originations and investment purchases. During 1997, loans and investments grew $26,737,000 and $10,947,000, respectively

     The Bank monitors its liquidity position on a daily basis. The Bank uses overnight federal funds and interest-bearing deposits in other Banks to absorb daily excess liquidity. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Federal funds are sold or purchased overnight through a correspondent bank, which diversifies the holdings to an approved group of commercial banks throughout the country.

     In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of one of the following: $2,000,000 unsecured federal funds line with its correspondent bank or, the Bank's $38,697,000 borrowing limit at the Federal Home Loan Bank. The Bank could also sell or reverse repurchase investment securities. At December 31, 1998, the Bank had $26,000,000 in borrowings outstanding at the Federal Home Loan Bank. The Bank had a remaining unused borrowing capacity from the Federal Home Loan Bank of $12,697,000. In March 1999, our correspondent bank increased our federal funds line of credit to $4,000,000.

     The Bank is required to maintain a minimum average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Federal Reserve Board. The required reserve balance was $862,000 as of December 31, 1998. The Bank was also required to maintain $300,000 on deposit with its correspondent bank at December 31, 1998.

     At December 31, 1998, certain investment securities were pledged as collateral for Federal Home Loan Bank borrowings and customer repurchase agreements. In addition, investment securities were pledged to satisfy a reserve requirement of our capital securities issue. At December 31, 1998, an estimated $27,004,000 in investment securities were pledged for these purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

  Reporting Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that the components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement, but requires that an enterprise display an amount representing comprehensive income for the period in that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The required disclosures under Statement No. 130 are displayed in the "Consolidated Statement of Shareholders' Equity and Comprehensive Income" for the years ended December 31, 1998 and 1997.

  Operating Segment Disclosure

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. The Company manages its business as a single operating segment and has determined that no additional disclosures were required in the 1998 Consolidated Financial Statements.

  Employers' Disclosures about Pension and Other Postretirement Benefits

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of Statement No. 87, "Employers' Accounting for Pensions", Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". Statement No. 132 is applicable to all entities. This Statement standardizes the disclosure requirements of Statement Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement recognition provisions of Statement Nos. 87, 88, and 106. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of information not available. No additional disclosures were required since the Company does not currently offer postretirement benefits nor have a defined benefit pension plan.

  Derivative Instruments and Hedging Activities

     In June 1998 the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133 is required for all fiscal years beginning after June 15, 1999, however earlier application is permitted. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

  Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

     In October 1998 the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first quarter beginning after December 15, 1998 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. The Company does not expect any impact on earnings, financial condition or equity from this Statement since it does not currently engage in the securitization of mortgage loans held for sale.

YEAR 2000 ISSUES

     The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the Company of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

     The "Year 2000 Problem" (Y2K) arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, generate statements, compute payments, interest or delinquency, or engage in similar daily business activities. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy.

     The Bank is subject to the regulation and oversight of various banking regulators, whose oversight includes the provision of specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examinations of the Bank's Year 2000 programs are conducted on a quarterly basis. Management reports on the status of Y2K readiness to the Board of Directors on a monthly basis.

  Company's State of Readiness

     Management is committed to ensuring that the Company's daily operations suffer little or no impact from the century date change. The Company has applied due diligence throughout the Y2K process, following the guidelines contained in the series of Federal Financial Institutions Examinations Council's Interagency Guidelines and the SEC's Release No. 33-7558. The guidelines identify the following phases: awareness, assessment, renovation or remediation, testing or validation and implementation.

     Based on an ongoing assessment, the Company identified certain systems that require modification or replacement in order to use properly dates beyond December 31, 1999. The Company presently believes that as a result of modifications to existing software and hardware and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Problem could have a material adverse impact on the operations of the Company.

     Management initiated an enterprise-wide program to prepare the Company's computer systems and applications for the Year 2000. The Company has developed a comprehensive inventory of all PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer-related systems (such as postage meters and fax machines). The Company recognizes that the Bank's operating, processing and accounting operations are computer reliant and could be affected by the Y2K issue and has developed a plan to make the systems Y2K ready and to conduct testing on them by June 1999. As of December 31, 1998, substantially all of the Company's systems were believed to be Year 2000 ready. The Company will continue to test and validate certain systems for Y2K readiness through the second quarter of 1999.

     The Company has acquired its mission-critical system, which supports the Company's core business processes from a highly regarded third-party vendor. This vendor began in 1997 and completed by October 1998 renovations to its systems to make them Y2K ready. The remediated software was placed into daily production in October 1998. In November 1998, the Bank, along with other clients of this vendor, began comprehensive testing of the system's Y2K readiness. Such testing was completed in January 1999 and believed to be Y2K compliant. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact the Company's computer systems. The Company could be adversely affected by the Y2K problem if it or unrelated parties fail to successfully address the problem. The Company has taken steps to communicate with the unrelated parties that it deals with to coordinate Year 2000 compliance. Additionally, the Company is dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. The Company is also assessing the impact, if any, the century date change may have on its credit risk.

     The Company communicated with all of its significant vendors, suppliers and large commercial customers to determine the extent to which the Company is vulnerable to those third-parties' failure to remedy their own Year 2000 Problems. The Y2K Project Manager has available each vendors' Y2K readiness efforts which includes their remediation plan, renovation approach, testing methodologies and target dates. In the event that any of the Company's significant vendors, suppliers and large commercial customers do not successfully achieve Year 2000 compliance in a timely manner, the Company's business or operations could be adversely affected. If significant suppliers fail to meet Year 2000 operating requirements, the Company intends to engage alternative suppliers. For insignificant vendors, the Company will not necessarily validate that they are Year 2000 compliant. However, for any insignificant vendor who responds that they will not be compliant by June 1999, the Company will seek a new vendor or system that is compliant. The Bank has surveyed its large commercial customers as to their Y2K preparedness. At the present time, in excess of 95% of these surveys have been returned. Respondents have acknowledged their awareness of Y2K issues and currently believe that these issues will not materially affect their financial condition, liquidity, or results of operations. The extent to which customers are Y2K compliant is considered in the Bank's decision to extend credit.

  Costs of Year 2000

     As of December 31, 1998, $47,000 has been expensed as Year 2000 costs. Management expects to spend an additional $60,000 for this project which will be expensed as incurred over the next 12 months. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues and the development of contingency plans, and are based on presently available information. The total cost of the project is being funded through operating cash flows. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next 12 months to have a material effect on the financial position or results of operations. The Company believes that the cost of addressing the Y2K issues will not be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions. However, if compliance is not achieved in a timely manner by the Company or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the Company's operations and financial position. The Company believes that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues do not represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

     The cost of the project and the date on which the Company plans to complete both Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

  Risks of Year 2000

     At present, management believes its progress in remedying the Company's systems, programs and applications; installing Y2K compliant upgrades; and developing contingency plans is on target. The Y2K computer problem creates risk for the Company from unforeseen problems in its own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Failure of third-party systems, especially electric and telephone utilities, relative to the Y2K issue could have a material impact on the Company's ability to conduct business.

  Contingency Plans

     The Company is in the process of developing contingency plans and assessing the potential adverse risks to the Company. The Company's contingency plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems.

     A contingency plan will be developed for mission-critical and required mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer-related systems. This contingency plan will identify scheduled completion dates, test dates and trigger dates. The contingency plan is targeted for completion by June 30, 1999.

     A business resumption contingency plan is currently under development with a target completion date of June 1999. The resumption contingency plan will calculate a risk factor for each core business line and/or product. Based upon the calculated risk factor, such business resumption contingency plan will be designed and tested.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and accompanying notes thereto presented in this Form 10-KSB have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

ITEM 7 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-KSB on the following pages:

                                                                         PAGE
                                                                         ----
Report of Independent Auditors .........................................  30
Consolidated Statements of Financial Condition .........................  31
Consolidated Statements of Operations ..................................  32
Consolidated Statements of Shareholders' Equity and
  Comprehensive Income .................................................  33
Consolidated Statements of Cash Flows ..................................  34
Notes to Consolidated Financial Statements .............................  35

     (b) A summary of quarterly results for the years 1998 and 1997 is as follows:

                         SUMMARY OF QUARTERLY FINANCIAL DATA

                                                              QUARTERS ENDING 1998
                                                 -----------------------------------------------
                                                 DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                 -----------   ------------   -------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income...............................     $4,596         $4,281      $3,907     $3,732
Interest expense..............................      2,354          2,302       2,177      2,089
                                                   ------         ------      ------     ------
Net interest income...........................      2,242          1,979       1,730      1,643
Provision for loan losses.....................        150            120         121        114
Non-interest income...........................        125            126          30         76
Non-interest expense..........................      1,429          1,366       1,059      1,049
                                                   ------         ------      ------     ------
Income before income tax......................        788            619         580        556
Income tax expense............................        213            200         194        181
                                                   ------         ------      ------     ------
Net income....................................     $  575         $  419      $  386     $  375
                                                   ======         ======      ======     ======
Basic earnings per share......................     $ 0.22         $ 0.16      $ 0.15     $ 0.14
Diluted earnings per share....................       0.20           0.14        0.13       0.13

                                                              QUARTERS ENDING 1997
                                                 -----------------------------------------------
                                                 DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                 -----------   ------------   -------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income...............................     $3,685         $3,519      $3,234     $3,010
Interest expense..............................      2,067          1,993       1,799      1,673
                                                   ------         ------      ------     ------
Net interest income...........................      1,618          1,526       1,435      1,337
Provision for loan losses.....................        120            105         100         75
Non-interest income...........................         16             57          38         39
Non-interest expense..........................        969            959         934        873
                                                   ------         ------      ------     ------
Income before income tax......................        545            519         439        428
Income tax expense............................        150            160         145        135
                                                   ------         ------      ------     ------
Net income....................................     $  395         $  359      $  294     $  293
                                                   ======         ======      ======     ======
Basic earnings per share......................     $ 0.15         $ 0.14      $ 0.11     $ 0.11
Diluted earnings per share....................       0.14           0.13        0.11       0.11

     Net interest income and net income for the fourth quarter of 1998 were higher than the prior quarter due to the leveraging of proceeds from the capital securities issued in August 1998.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Premier Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Premier Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG LLP

February 18, 1999
Philadelphia, Pennsylvania



[KPMG LOGO]

                             PREMIER BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31,                                                      1998         1997
------------                                                   ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Assets
Cash and due from banks.....................................    $  4,765     $  4,307
Federal funds sold..........................................           1           --
Interest-bearing deposits...................................         134           86
Investment securities:
  Held to maturity (fair value $5,479 in 1998 and $15,100
     in 1997)...............................................       5,492       15,170
  Available for sale (amortized cost $94,493 in 1998 and
     $62,355 in 1997).......................................      93,888       62,434
Loans held for sale.........................................       1,627          198
Loans receivable (net of allowance for loan losses of $1,805
  in 1998 and $1,360 in 1997)...............................     138,100      107,172
Accrued interest receivable.................................       1,785        1,452
Premises and equipment......................................       1,638        1,175
Other real estate owned.....................................         200          638
Deferred taxes..............................................         826          405
Other assets................................................         737          486
                                                                --------     --------
Total assets................................................    $249,193     $193,523
                                                                ========     ========

Liabilities, minority interest in subsidiaries and
  shareholders' equity
Deposits....................................................    $191,226     $143,603
Borrowings..................................................      29,936       34,843
Accrued interest payable....................................       1,531        1,346
Other liabilities...........................................       3,233        1,797
Subordinated debt...........................................       1,500        1,500
                                                                --------     --------

Total liabilities...........................................     227,426      183,089

Corporation-obligated mandatorily redeemable capital
  securities of subsidiary trust holding solely junior
  subordinated debentures of the Corporation................      10,000           --

Commitments and contingencies (Note 15)

Shareholders' equity
Common stock - $0.33 par value; 30,000,000 shares
  authorized; issued and outstanding 2,635,340 at December
  31, 1998 and 2,630,340 at December 31, 1997...............         879          877
Additional paid-in capital..................................       7,147        7,120
Retained earnings...........................................       4,140        2,385
Accumulated other comprehensive (loss) income...............        (399)          52
                                                                --------     --------

Total shareholders' equity..................................      11,767       10,434
                                                                --------     --------

Total liabilities, minority interest in subsidiaries and
  shareholders' equity......................................    $249,193     $193,523
                                                                ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PREMIER BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,                                  1998          1997
--------------------------------                               -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
Interest income:
  Loans.....................................................    $  11,002     $   8,753
  Federal funds sold and interest-bearing deposits..........          200            96
Investments:
  Taxable...................................................        4,766         4,322
  Tax-exempt................................................          548           277
                                                                ---------     ---------
Total interest income.......................................       16,516        13,448

Interest expense:
  Deposits..................................................        7,448         5,896
  Borrowings................................................        1,474         1,636
                                                                ---------     ---------
Total interest expense......................................        8,922         7,532
                                                                ---------     ---------
Net interest income.........................................        7,594         5,916
Provision for loan losses...................................          505           400
                                                                ---------     ---------
Net interest income after loan loss provision...............        7,089         5,516

Non-interest income:
  Service charges and other fees............................          169           148
  Gain, net, on sale of investment securities available for
     sale...................................................          133            15
  Gain on sale of loans held for sale.......................           55            20
  Loss on sale of other real estate owned...................           --           (33)
                                                                ---------     ---------
Total non-interest income...................................          357           150

Non-interest expense:
  Salaries and employee benefits............................        2,245         1,785
  Occupancy.................................................          419           400
  Data processing...........................................          484           382
  Professional services.....................................          299           282
  Marketing.................................................          187           164
  Other real estate owned expense...........................          134            43
  Minority interest in expense of subsidiaries..............          347            --
  Other.....................................................          788           679
                                                                ---------     ---------
Total non-interest expense..................................        4,903         3,735
                                                                ---------     ---------

Income before income tax....................................        2,543         1,931
Income tax expense..........................................          788           590
                                                                ---------     ---------
Net income..................................................    $   1,755     $   1,341
                                                                =========     =========
Earnings per share:
  Basic.....................................................    $    0.67     $    0.51
  Diluted...................................................         0.60          0.49
Weighted average number of shares outstanding:
  Basic.....................................................    2,630,573     2,606,473
  Diluted...................................................    2,920,024     2,752,462

   The accompanying notes are an integral part of the consolidated financial statements.

                             PREMIER BANCORP, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                  ------------------------------------------------------------------------------
                                                                                    ACCUMULATED
                                                           ADDITIONAL                  OTHER           TOTAL
                                  COMPREHENSIVE   COMMON    PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                     INCOME       STOCK     CAPITAL     EARNINGS   INCOME (LOSS)      EQUITY
                                  -------------   ------   ----------   --------   -------------   -------------
                                                                  (IN THOUSANDS)
Balance, December 31, 1996.....                   $ 868      $7,024      $1,044        $   7          $ 8,943
Comprehensive income
  Net income...................      $1,341          --          --       1,341           --            1,341
  Other comprehensive income,
     net of tax
     Unrealized gains on
        securities available
        for sale...............          89          --          --          --           --               --
     Less: reclassification
        adjustment for gains
        included in net
        income.................         (44)         --          --          --           --               --
                                     ------
  Other comprehensive income...          45          --          --          --           45               45
                                     ------
Comprehensive income...........      $1,386
                                     ======
Stock issued for options
  exercised....................                       9          96          --           --              105
                                                  ------     ------      ------        -----          -------
Balance, December 31, 1997.....                   $ 877      $7,120      $2,385        $  52          $10,434
                                                  ======     ======      ======        =====          =======
Comprehensive income
  Net income...................      $1,755          --          --      $1,755           --          $ 1,755
  Other comprehensive income,
     net of tax
     Unrealized losses on
        securities available
        for sale...............        (423)         --          --          --           --               --
     Less: reclassification
        adjustment for gains
        included in net
        income.................         (28)         --          --          --           --               --
                                     ------
     Other comprehensive
        loss...................        (451)         --          --          --         (451)            (451)
                                     ------
Comprehensive income...........      $1,304
                                     ======
Stock issued for options
  exercised....................                       2          27          --           --               29
                                                  ------     ------      ------        -----          -------
Balance, December 31, 1998.....                   $ 879      $7,147      $4,140        $(399)         $11,767
                                                  ======     ======      ======        =====          =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             PREMIER BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,                                 1998        1997
-------------------------------                                 ----        ----
                                                                 (IN THOUSANDS)
Operating activities:
  Net income................................................  $   1,755   $   1,341
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation expense....................................        219         174
    Provision for loan losses...............................        505         400
    Writedowns and losses on sale of other real
     estate owned...........................................        127          33
    Amortization of organization costs......................         --          24
    Amortization of premiums and discounts on investment
     securities held to maturity............................         18          11
    Amortization of premiums and discounts on investment
     securities available for sale..........................        165         203
    Gain, net, on sale of securities available for sale.....       (133)        (15)
    Gain on sale of loans held for sale.....................        (55)        (20)
    Originations of loans held for sale.....................     (8,488)     (2,329)
    Proceeds from sale of loans held for sale...............      7,114       2,152
    Increase in accrued interest receivable.................       (333)       (336)
    Provision for deferred taxes............................       (188)       (130)
    Increase in other assets................................       (251)       (161)
    Increase in deferred loan fees..........................        118         150
    Increase in accrued interest payable....................        185         309
    Increase (decrease) in other liabilities................      1,450        (149)
                                                              ---------   ---------
Net cash provided by operating activities...................      2,208       1,657
                                                              ---------   ---------
Investing activities:
  Proceeds from sale of securities available for sale.......     89,564      29,025
  Repayment on securities available for sale................      8,818      10,966
  Purchase of securities available for sale.................   (130,552)    (49,645)
  Repayment on securities held to maturity..................     13,157       3,707
  Purchase of securities held to maturity...................     (3,497)     (5,000)
  Net increase in loans receivable..........................    (31,801)    (26,737)
  Proceeds from sale of other real estate owned.............        561         681
  Purchases of premises and equipment.......................       (682)       (882)
                                                              ---------   ---------
Net cash used in investing activities.......................    (54,432)    (37,885)
                                                              ---------   ---------
Financing activities:
  Net increase in deposits..................................     47,623      25,510
  Net (decrease) increase in borrowings less than 90 days...     (4,907)      1,202
  Increase in borrowings greater than 90 days...............      5,000      15,000
  Repayment of borrowings greater than 90 days..............     (5,000)     (5,000)
  Proceeds from subordinated debt...........................         --       1,500
  Proceeds from exercised stock options.....................         15          79
  Proceeds from capital securities..........................     10,000          --
                                                              ---------   ---------
Net cash provided by financing activities...................     52,731      38,291
                                                              ---------   ---------
Increase in cash and cash equivalents.......................        507       2,063
Cash and cash equivalents:
  Beginning of year.........................................      4,393       2,330
                                                              ---------   ---------
  End of year...............................................  $   4,900   $   4,393
                                                              =========   =========
Composed of:
  Cash and due from banks...................................      4,765       4,307
  Federal funds sold........................................          1          --
  Interest bearing deposits.................................        134          86
                                                              ---------   ---------
Total cash and cash equivalents.............................  $   4,900   $   4,393
                                                              =========   =========
Supplemental disclosures:
  Cash payments for:
    Interest expense........................................  $   8,737   $   7,223
    Taxes...................................................        950         800
Supplemental disclosure of noncash activities:
  Change in unrealized gain on securities available for
    sale....................................................  $    (684)  $      69
  Change in deferred tax asset related to securities
    available for sale......................................        233         (24)
  Tax effect of exercised stock options.....................         14          26
  Transfer of loans to other real estate owned..............        297         964

   The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

     Premier Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania on July 15, 1997. It was reorganized as a one-bank holding company of Premier Bank (the "Bank") on November 17, 1997. Premier Bancorp, Inc., through its subsidiary bank, Premier Bank, provides a full range of banking services to individual and corporate customers through its branch banking system located in Bucks and Northampton Counties in Pennsylvania, all of which is managed as one operating segment. Premier Bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to competition from other financial institutions and other financial services companies with respect to these services and customers. The Company is also subject to the regulations of certain federal agencies and undergoes periodic examinations by such regulatory authorities.

  Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of Premier Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and PBI Capital Trust. Such statements have been prepared in accordance with generally accepted accounting principles and general practice within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income.

  Use of Estimates

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the carrying value of other real estate owned.

  Investment Securities

     Debt and equity securities are classified as either held to maturity ("HTM") securities or as available for sale ("AFS") securities. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as HTM securities and reported at amortized cost. Investment securities not classified as held to maturity nor held for the purpose of trading in the near term are classified as AFS securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. The Company does not engage in any trading activities. Management determines the appropriate classification of securities at the time of purchase.

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

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


     Equity securities are limited to stocks owned in the FRB, the Federal Home Loan Bank of Pittsburgh and Atlantic Central Bankers Bank.

  Loans

     Loans are stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income is accrued on the principal amount outstanding. Loan origination fees and related direct costs are deferred and amortized to income over the term of the respective loan and loan commitment period as a yield adjustment.

     Non-accrual loans are those on which the accrual of interest has ceased. Non-consumer loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower's ability to make periodic principal and interest payments has returned to normal (i.e. -- brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest. Consumer loans are not automatically placed on non-accrual status when principal or interest payments are 90 days past due, but in most instances, are charged-off when deemed uncollectible or after reaching 120 days past due.

     Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above.

  Loans Held for Sale

     Residential mortgages held for sale are carried at the lower of aggregate cost or market value. Gains and losses on residential mortgages held for sale are included in non-interest income. The servicing of these loans is released to the purchaser upon sale.

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

     Management uses significant estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond the Company's control, it is at least reasonably possible that management's estimates of the allowance for loan losses, and actual results could differ in the near term.

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

  Premises and Equipment

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows: buildings -- 40 years; leasehold improvements -- lesser of useful life or lease term; equipment -- 5 to 10 years; and software -- 5 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses upon disposition are reflected in earnings as realized. Land is carried at cost.

  Other Real Estate Owned

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

  Income Taxes

     Premier Bancorp, Inc. and its subsidiaries file a consolidated federal income tax return and the amount of income tax expense or benefit is computed and allocated on a separate return basis. To provide for income taxes, the Company uses the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period which includes the enactment date.

  Earnings Per Share

     Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding, after giving retroactive effect to the three-for-one stock split distributed on December 31, 1997. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices.

  Stock Options

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as permitted by Statement No. 123, "Accounting for Stock-Based Compensation". As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement No. 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma net income and pro-forma earnings per share disclosures for stock option grants made in 1995 and subsequent years as if the fair-value based method defined in Statement No. 123 had

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro-forma disclosure provisions of Statement No. 123.

  Statement of Cash Flows

     Cash and cash equivalents for purposes of this statement consist of cash and due from banks, interest-bearing deposits, and overnight federal funds sold.

RECENT ACCOUNTING PRONOUNCEMENTS

  Reporting Comprehensive Income

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that the components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement, but requires that an enterprise display an amount representing comprehensive income for the period in that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The required disclosures under Statement No. 130 are presented in the Company's Consolidated Financial Statements.

  Operating Segment Disclosure

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. The Company manages its business as a single operating segment and has determined that no additional disclosures are required in the 1998 Consolidated Financial Statements.

  Employers' Disclosure about Pension and Other Postretirement Benefits

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which amends the disclosure requirements of Statements No. 87, "Employers' Accounting for Pensions", Statement No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". Statement No. 132 is applicable to all entities. This Statement standardizes the disclosure requirements of Statements Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement recognition provisions of Statement Nos. 87, 88 and 106. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of information not available. No additional disclosures were made under Statement No. 132 since the Company does not provide postretirement benefits nor have a defined benefit pension plan.

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Derivative Instruments and Hedging Activities

     In June 1998 the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133 is required for all fiscal years beginning after June 15, 1999, however earlier application is permitted. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

  Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

     In October 1998 the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first quarter beginning after December 15, 1998 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. The Company does not expect any impact on earnings, financial condition or equity from this Statement since it does not currently engage in the securitization of mortgage loans held for sale.

NOTE 2 -- STOCK SPLIT

     On December 31, 1997, the Company declared and distributed a three-for-one stock split to shareholders of record as of December 31, 1997. This stock split changed the par value from $1.00 to $0.33 per share. The number of shares and per share amounts have been restated to reflect this event.

NOTE 3 -- CASH AND DUE FROM BANKS

     The Bank is required to maintain certain daily average reserve balances in accordance with Federal Reserve Board and Atlantic Central Bankers Bank requirements. Required reserve balances as of December 31, 1998 were $862,000 and $300,000, respectively.

NOTE 4 -- INVESTMENT SECURITIES

     The amortized cost and estimated fair values of investment securities at December 31, 1998 and 1997 were as follows:

                                                                 GROSS        GROSS      ESTIMATED
                                                   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                     COST        GAINS         LOSS        VALUE
                                                   ---------   ----------   ----------   ---------
                                                                   (IN THOUSANDS)
DECEMBER 31, 1998
-----------------
Held to Maturity:
Mortgage-backed securities......................    $ 1,994       $ --        $  (8)      $ 1,986
U.S. government agency obligations..............      2,998         15          (20)        2,993
Other debt securities...........................        500         --           --           500
                                                    -------       ----        -----       -------
                                                    $ 5,492       $ 15        $ (28)      $ 5,479
                                                    =======       ====        =====       =======
Available for Sale:
Mortgage-backed securities......................    $35,411       $121        $ (69)      $35,463
State and municipal securities..................     18,533        188          (19)       18,702
Corporate bonds.................................     36,689         40         (879)       35,850
Equity securities...............................      3,745         13           --         3,758
Other debt securities...........................        115         --           --           115
                                                    -------       ----        -----       -------
                                                    $94,493       $362        $(967)      $93,888
                                                    =======       ====        =====       =======

                                                                 GROSS        GROSS      ESTIMATED
                                                   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                     COST        GAINS         LOSS        VALUE
                                                   ---------   ----------   ----------   ---------
                                                                   (IN THOUSANDS)
DECEMBER 31, 1997
-----------------
Held to Maturity:
Mortgage-backed securities......................    $ 3,184       $ --        $ (40)      $ 3,144
U.S. government agency obligations..............     11,986          1          (31)       11,956
                                                    -------       ----        -----       -------
                                                    $15,170       $  1        $ (71)      $15,100
                                                    =======       ====        =====       =======
Available for Sale:
Mortgage-backed securities......................    $50,132       $113        $(124)      $50,121
State and municipal securities..................     10,326         81           (4)       10,403
Equity securities...............................      1,780         13           --         1,793
Other debt securities...........................        117         --           --           117
                                                    -------       ----        -----       -------
                                                    $62,355       $207        $(128)      $62,434
                                                    =======       ====        =====       =======

     At December 31, 1998, certain investment securities were pledged as collateral for Federal Home Loan Bank borrowings and customer repurchase agreements. In addition, investment securities were pledged to satisfy a reserve requirement of our capital securities issue. At December 31, 1998, an estimated $27,004,000 in investment securities were pledged for these purposes.

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- INVESTMENT SECURITIES -- (CONTINUED)

     The amortized cost and estimated fair value of investment securities AFS and HTM by contractual maturity at December 31, 1998 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                    INVESTMENT SECURITIES   INVESTMENT SECURITIES
                                                      HELD TO MATURITY       AVAILABLE FOR SALE
                                                    ---------------------   ---------------------
                                                                ESTIMATED               ESTIMATED
                                                    AMORTIZED     FAIR      AMORTIZED     FAIR
                                                      COST        VALUE       COST        VALUE
                                                    ---------   ---------   ---------   ---------
                                                                   (IN THOUSANDS)
Due in one year or less..........................    $  878      $  874      $ 4,444     $ 4,494
Due after one year through five years............     1,088       1,084       10,691      10,818
Due after five years through ten years...........     1,028       1,043        6,393       6,437
Due after 10 years...............................     2,498       2,478       72,965      72,139
                                                     ------      ------      -------     -------
Total............................................    $5,492      $5,479      $94,493     $93,888
                                                     ======      ======      =======     =======

     Proceeds from sales of investment securities AFS are as follows:

                                                          1998      1997
                                                         -------   -------
                                                          (IN THOUSANDS)
Proceeds..............................................   $89,564    29,025
Gross gains...........................................       402        69
Gross losses..........................................       269        54

NOTE 5 -- LOANS

                                                         1998       1997
                                                       --------   --------
                                                         (IN THOUSANDS)
Real estate--farmland...............................   $     --   $    500
Real estate--construction...........................      2,161      1,188
Real estate--residential............................     30,770     22,966
Real estate--multifamily............................      5,135      1,949
Real estate--commercial.............................     86,008     72,372
Commercial..........................................     14,434      9,084
Consumer............................................      1,840        798
                                                       --------   --------
Total loans.........................................    140,348    108,857
Deferred fees.......................................       (443)      (325)
Allowance for loan losses...........................     (1,805)    (1,360)
                                                       --------   --------
Total loans, net....................................   $138,100   $107,172
                                                       ========   ========

     The Company generally lends in the Greater Philadelphia Region with a majority of its borrowers living in communities surrounding its branches. Most loans are collateralized in part by real estate. Accordingly, lending activities could be affected by changes in the general economy, the regional economy or real estate values.

     Loans secured by real estate totaled $124,074,000 and $98,975,000 at December 31, 1998 and December 31, 1997, respectively. Real estate secured loans represent 88.4% and 90.9% of total loans at December 31, 1998 and December 31, 1997, respectively.

     The Company had impaired loans totaling $1,080,000 and $498,000 at December 31, 1998 and 1997, respectively. The average recorded investment in these loans was $460,000 and $512,000 for 1998 and 1997, respectively. Each of the impaired loans at December 31, 1998 and 1997 had a corresponding allowance for losses. The allowance for losses on impaired loans totaled $93,000 at December 31, 1998 compared with $51,000 at December 31, 1997. Most of the loans identified as impaired are collateral-dependent. No interest income was recognized on these loans in 1998 or 1997.

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- LOANS -- (CONTINUED)

     Non-accrual loans totaled $1,080,000 and $498,000 at December 31, 1998 and December 31, 1997, respectively. If interest on these loans had been recorded, interest income would have increased by $69,000 in 1998 and $52,000 in 1997. The Bank had $931,000 in loans which, although performing at December 31, 1998, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. All of these loans are secured by real estate.

NOTE 6 -- ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is shown below:

DECEMBER 31,                                            1998     1997
------------                                           ------   ------
                                                       (IN THOUSANDS)
Balance at begining of year.........................   $1,360   $  961
Charge-offs.........................................      (68)      (1)
Recoveries..........................................        8       --
Provision for possible loan losses..................      505      400
                                                       ------   ------
Balance at end of year..............................   $1,805   $1,360
                                                       ======   ======

NOTE 7 -- PREMISES AND EQUIPMENT

     Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

DECEMBER 31,                                            1998     1997
------------                                           ------   ------
                                                       (IN THOUSANDS)
Building............................................   $  406   $   --
Land................................................      255      255
Leasehold improvements..............................      400      373
Furniture, fixtures and equipment...................    1,229      980
                                                       ------   ------
Book value..........................................    2,290    1,608
Accumulated depreciation and amortization...........     (652)    (433)
                                                       ------   ------
Carrying value......................................   $1,638   $1,175
                                                       ======   ======

     Depreciation and amortization expense on premises and equipment amounted to $219,000 and $174,000 for the years ended December 31, 1998, and 1997, respectively.

     All premises were leased in 1998 and 1997. Rent expense on these operating leases was $183,000 in 1998 and $181,000 in 1997. Building and land balances relate to the construction of the Company's fourth branch office in Lower Makefield Township, Bucks County, Pennsylvania ("Floral Vale Branch") which opened in February 1999.

     Premises under lease include the Southampton loan production office, which opened in December 1998, and the Southampton branch. These leases include options for renewal. Required minimum annual rentals due on non-cancelable leases expiring after one year approximate $333,000 in the aggregate at December 31, 1998. Future minimum payments under these leases for each of the years 1999 through 2003 are $77,000, 76,000, 60,000, 60,000, and 60,000, respectively. The leases on the Doylestown and Easton offices expired on December 31, 1998. The Bank exercised its option to purchase these facilities in January 1999.

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- DEPOSITS

DECEMBER 31,                                1998                                1997
------------                    ----------------------------       ------------------------------
                                WEIGHTED                           WEIGHTED
                                AVERAGE                            AVERAGE
                                INTEREST               % OF        INTEREST                % OF
                                  RATE      AMOUNT    TOTAL          RATE      AMOUNT     TOTAL
                                --------   --------   ------       --------   --------   --------
                                                         (IN THOUSANDS)
Interest checking............     2.62%    $ 16,432     8.59%        2.62%    $ 10,848      7.56%
Money market.................     2.57%       1,580     0.83%        2.57%       1,667      1.16%
Savings......................     3.44%      54,082    28.28%        3.90%      45,552     31.72%
Time.........................     5.46%     100,107    52.35%        5.66%      73,959     51.50%
                                  ----     --------   ------         ----     --------   -------
Total interest bearing
  deposits...................     4.53%     172,201    90.05%        4.76%     132,026     91.94%
                                  ====                               ====
Non-interest bearing
  deposits...................                19,025     9.95%                   11,577      8.06%
                                           --------   ------                  --------   -------
Total deposits...............              $191,226   100.00%                 $143,603    100.00%
                                           ========   ======                  ========   =======

     Time deposits by date of maturity are as follows:

                                            AMOUNTS       AMOUNTS
                                          GREATER THAN   LESS THAN
                                            $100,000     $100,000     TOTAL
                                          ------------   ---------   --------
                                                    (IN THOUSANDS)
1999...................................     $11,108       $51,753    $ 62,861
2000...................................       3,716        29,684      33,400
2001...................................          --         1,714       1,714
2002...................................         214           616         830
2003...................................         300         1,000       1,300
2004 and thereafter....................          --             2           2
                                            -------       -------    --------
                                            $15,338       $84,769    $100,107
                                            =======       =======    ========

     Accrued interest payable on deposits amounted to $1,460,000 and $1,232,000 at December 31, 1998 and 1997, respectively. Interest expense on deposits is as follows:

DECEMBER 31,                                            1998     1997
------------                                           ------   ------
                                                       (IN THOUSANDS)
Interest checking...................................   $  335   $  224
Money market........................................       44       54
Savings.............................................    1,905    1,649
Time................................................    5,164    3,969
                                                       ------   ------
                                                       $7,448   $5,896
                                                       ======   ======

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- BORROWINGS

                                                             MAXIMUM
                                                              AMOUNT         AVERAGE           WEIGHTED
                                       TOTAL               OUTSTANDING        AMOUNT            AVERAGE
                                      BALANCE   WEIGHTED   AT MONTH END    OUTSTANDING         INTEREST
                                      END OF    AVERAGE     DURING THE      DURING THE           RATE
                                      PERIOD      RATE        PERIOD          PERIOD       DURING THE PERIOD
                                      -------   --------   ------------   --------------   -----------------
1998
----
Federal funds purchased and
  securities sold under agreement
  to repurchase.....................  $14,936     4.74%      $16,093         $10,357             5.24%
FHLB advances.......................   15,000     5.42%       15,000          15,000             5.42%
                                      -------
                                      $29,936
                                      =======
1997
----
Federal funds purchased and
  securities sold under agreement
  to repurchase.....................  $19,843     5.59%      $31,330         $16,093             5.65%
FHLB advances.......................   15,000     5.42%       15,000           2,973             5.44%
                                      -------
                                      $34,843
                                      =======

     At December 31, 1998 short-term borrowings included $11,000,000 in borrowings from FHLB which mature within 7 days and $3,936,000 in overnight borrowings from customers. At December 31, 1997, short-term borrowings included $12,500,000 in FHLB repurchase agreements, $5,846,000 in overnight borrowings from customers and $1,497,000 in overnight borrowings from Atlantic Central Bankers Bank.

     All borrowings from the FHLB are secured by a blanket lien against all of the Bank's assets. In addition, the FHLB amended its policies in 1998 to require its borrowers who exceed 50% of their maximum borrowing capacity to deliver certain securities to them as collateral. As of December 31, 1998 the Bank delivered $21,714,000 in investments as collateral to the FHLB under this new policy. There was no such collateral delivery requirement at December 31, 1997. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. These pledged securities are controlled by the Bank.

     Long-term FHLB borrowings consisted of the following at December 31, 1998:

                                                                 INTEREST
                                            AMOUNT      DUE        RATE
                                            -------   --------   --------
                                               (DOLLARS IN THOUSANDS)

Issued 9/25/97...........................   $ 5,000    9/25/02     5.45%
Issued 10/17/97..........................     5,000   10/17/02     5.47%
Issued 11/19/97..........................     5,000   11/19/02     5.34%
                                            -------
                                            $15,000
                                            =======

     The FHLB has the option to convert these borrowings from a fixed rate to a variable rate every six months. Should the issuer convert the borrowing, the Company may prepay the debt without penalty.

     Accrued interest on borrowings totaled $71,000 and $114,000 at December 31, 1998 and 1997, respectively.

     At December 31, 1998, the Bank had a $2,000,000 unsecured federal funds line of credit from its correspondent bank and a $38,697,000 borrowing limit at the FHLB. At December 31, 1998, the

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- BORROWINGS -- (CONTINUED)

Bank had unused borrowing capacity of $2,000,000 and $12,697,000 from the correspondent bank and the FHLB, respectively.

NOTE 10 -- SUBORDINATED DEBT

     On January 9, 1997, the Bank borrowed $1,500,000 for the purpose of funding its continued growth and to assist in the maintenance of certain regulatory capital ratios. The loan is unsecured and matures on January 12, 2012.

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

                                                          FOR THE YEAR ENDED DECEMBER 31, 1998
                                                      ---------------------------------------------
                                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                         PER SHARE
                                                      NET INCOME          SHARES           AMOUNT
                                                      -----------       ----------       ----------
Basic earnings per share...........................     $1,755          2,630,573          $ 0.67
Effect of dilutive stock options...................         --            289,451           (0.07)
                                                        ------          ---------          ------
Diluted earnings per share.........................     $1,755          2,920,024          $ 0.60
                                                        ======          =========          ======

                                                          FOR THE YEAR ENDED DECEMBER 31, 1997
                                                      ---------------------------------------------
                                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                         PER SHARE
                                                      NET INCOME          SHARES           AMOUNT
                                                      -----------       ----------       ----------
Basic earnings per share...........................     $1,341          2,606,473          $ 0.51
Effect of dilutive stock options...................         --            145,989           (0.02)
                                                        ------          ---------          ------
Diluted earnings per share.........................     $1,341          2,752,462          $ 0.49
                                                        ======          =========          ======

     Earnings per share is calculated on the basis of weighted average number of shares after giving retroactive effect to the three-to-one stock split distributed on December 31, 1997. Options to purchase 672,349 and 662,169 shares of common stock were outstanding at December 31, 1998 and 1997, respectively, and to the extent dilutive, were included in the computation of diluted earnings per share.

NOTE 12 -- INCOME TAXES

     The components of the provision for income taxes are as follows:

YEAR ENDED DECEMBER 31,                                  1998        1997
-----------------------                                  -----       -----
                                                          (IN THOUSANDS)
Current tax expense...................................   $ 976       $ 720
Deferred income tax benefit...........................    (188)       (130)
                                                         -----       -----
Income tax expense....................................   $ 788       $ 590
                                                         =====       =====

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -- INCOME TAXES -- (CONTINUED)

     At December 31, 1998 and 1997, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

YEAR ENDED DECEMBER 31,                                    1998       1997
-----------------------                                    ----       ----
                                                           (IN THOUSANDS)
Deferred tax assets:
  Unrealized net loss on securities available for
     sale...............................................   $206       $ --
  Allowance for loan losses.............................    593        440
  Other.................................................     51         16
                                                           ----       ----
Total deferred tax assets...............................    850        456
                                                           ----       ----

Deferred tax liabilities:
  Unrealized net gain on securities available for
     sale...............................................     --        (27)
  Depreciation..........................................    (24)       (24)
                                                           ----       ----
Total deferred tax liabilities..........................    (24)       (51)
                                                           ----       ----
Net deferred tax asset..................................   $826       $405
                                                           ====       ====

     The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

     A reconciliation of income tax expense in the accompanying statements of operations with the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

YEAR ENDED DECEMBER 31,                                  1998        1997
-----------------------                                  -----       -----
                                                          (IN THOUSANDS)
Tax expense at 34% rate...............................   $ 865       $ 656
Interest from tax exempt loans and investments........    (185)       (109)
Other, net............................................     108          43
                                                         -----       -----
Income tax expense....................................   $ 788       $ 590
                                                         =====       =====

NOTE 13 -- EMPLOYEE BENEFIT PLANS

     The Company maintains a defined contribution savings plan covering substantially all employees. The plan allows eligible employees to make contributions by salary reduction pursuant to the provisions of 401(k) of the Internal Revenue Code. Discretionary matching contributions by the Bank expensed in the financial statements for 1998 and 1997 were $49,000 and $34,000, respectively.

NOTE 14 -- STOCK OPTION PLAN

     In connection with its initial stock offering, the Bank issued options to purchase common stock to certain incorporators, directors, officers, and institutional investors. The options are exercisable at a price of $3.03 per share and expire April 23, 2002. The options are transferable and contain certain customary anti-dilution clauses in the case of certain events. At December 31,

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- STOCK OPTION PLAN -- (CONTINUED)

1998 and 1997, there were 432,304 and 437,304 of such options issued and outstanding, respectively.

     In addition, the Bank adopted a stock option program in 1995 whereby up to 300,000 options may be granted to employees or directors based on a discretionary incentive program. The exercise price of options granted under this program is to be at the fair value of common stock as of the grant date. Options expire ten years from the date of grant. In January 1997, 211,470 options were granted under this plan at an exercise price of $5.00 per share, of which 130,470 were immediately vested and 81,000 subject to a five-year vesting period. In January 1998, 15,180 options were granted at an exercise price of $6.00 per share and were immediately vested. In January 1999, 12,820 options were granted at an exercise price of 11.00 per share and were immediately vested.

     A summary of the Company's stock option plans as of December 31, 1998 and 1997 is as follows:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------
                                                          1998                  1997
                                                   -------------------   -------------------
                                                              WEIGHTED              WEIGHTED
                                                              AVERAGE               AVERAGE
                                                              EXERCISE              EXERCISE
                                                    SHARES     PRICE      SHARES     PRICE
                                                   --------   --------   --------   --------
Outstanding at beginning of year................    662,169    $3.67      476,736    $3.05
Granted.........................................     15,180     6.00      211,470     5.00
Exercised.......................................     (5,000)    3.03      (26,037)    3.03
                                                   --------    -----     --------    -----
Outstanding at end of of year...................    672,349    $3.73      662,169    $3.67
                                                   ========    =====     ========    =====
Options exercisable at end of year..............    599,449               581,169
                                                   ========              ========
Weighted-average fair value of options granted
  and vested during the year....................   $107,000              $450,000
                                                   ========              ========

     The following summarizes information about stock options outstanding and exercisable at December 31, 1998 and 1997:

                                             DECEMBER 31, 1998
-------------------------------------------------------------------------------------------------------------
                                     OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------------------
                                          WEIGHTED-
                                           AVERAGE          WEIGHTED-                               WEIGHTED-
   RANGE OF                              REMAINING          AVERAGE                                 AVERAGE
   EXERCISE             NUMBER           CONTRACTUAL        EXERCISE                 NUMBER         EXERCISE
    PRICES            OUTSTANDING      LIFE (IN YEARS)        PRICE                EXERCISABLE        PRICE
---------------       -----------      ---------------      ---------              -----------      ---------
$          3.03        432,304             3.33              $3.03                  432,304          $3.03
           3.67         13,395             7.00               3.67                   13,395           3.67
           5.00        211,470             8.00               5.00                  138,570           5.00
           6.00         15,180             9.00               6.00                   15,180           6.00
---------------        -------             ----              -----                  -------          -----
$ 3.03 to $6.00        672,349             5.00              $3.73                  599,449          $3.57
===============        =======             ====              =====                  =======          =====

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- STOCK OPTION PLAN -- (CONTINUED)

                                           DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------
                                  OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------
                                       WEIGHTED-
                                        AVERAGE          WEIGHTED-                               WEIGHTED-
   RANGE OF                            REMAINING          AVERAGE                                 AVERAGE
   EXERCISE          NUMBER           CONTRACTUAL        EXERCISE                 NUMBER         EXERCISE
    PRICES         OUTSTANDING      LIFE (IN YEARS)        PRICE                EXERCISABLE        PRICE
-------------      -----------      ---------------      ---------              -----------      ---------
$          3.03     437,304              4.33             $3.03                  437,304          $3.03
           3.67      13,395              8.00              3.67                   13,395           3.67
           5.00     211,470              9.00              5.00                  130,470           5.00
---------------     -------              ----             -----                  -------          -----
$ 3.03 to $5.00     662,169              5.90             $3.67                  581,169          $3.49
===============     =======              ====             =====                  =======          =====

     Statement of Financial Accounting Standards No. 123 (Statement No. 123), "Accounting for Stock-Based Compensation" encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair-value accounting provisions of Statement No. 123, and has instead continued to apply APB Opinion 25 and related interpretation in accounting for the plans and has provided the required pro-forma disclosures of Statement No. 123.

     The fair value of each option using the Black Scholes options pricing model was $5.24 in 1998 and $3.45 in 1997. Significant assumptions used in the model for 1998 and 1997 grants included a weighted average risk-free rate of return of 5.46% in 1998 and 6.40% in 1997; expected option life of ten years for both years; and no dividends for both years. Had the grant-date fair-value provisions of Statement No. 123 been adopted, the Company would have recognized additional compensation expense of $107,000 in 1998 and $450,000 in 1997. As a result, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

DECEMBER 31,                                     1998                 1997
------------                               ----------------      ---------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income
  As reported..........................          $1,755             $1,341
  Pro forma............................           1,648                891
Basic earnings per share
  As reported..........................          $ 0.67             $ 0.51
  Pro forma............................            0.63               0.34
Diluted earnings per share
  As reported..........................          $ 0.60             $ 0.49
  Pro forma............................            0.56               0.32


NOTE 15 -- COMMITMENTS AND CONTINGENCIES

  Financial Instruments with Off-balance Sheet Risk

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and stand-by letters of credit business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and stand-by letters of credit is represented by the contractual or notional amount of those instruments.

     Financial instruments whose contract amounts represent credit risk at December 31, 1998 and 1997 are as follows:

                                                  CONTRACT OR NOTIONAL AMOUNT
                                                --------------------------------
                                                     1998              1997
                                                --------------    --------------
                                                        (IN THOUSANDS)

Commitments to extend credit.................       $15,627         $10,995
Stand-by letters of credit...................         1,588           1,160


     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include inventory, property, plant and equipment, and income producing commercial properties. The commitments at December 31, 1998 were principally to originate commercial loans and other loans secured by real estate. At December 31, 1998, fixed and variable rate commitments totalled $79,000 and $15,548,000, respectively.

     Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Most guarantees extend for one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The amount of collateral received on loan commitments and on stand-by letters of credit is dependent upon the individual transaction and the credit worthiness of the customer.

  Concentrations of Credit Risk

     The Bank's loan portfolio represents loans principally made in the Bucks and Northampton County areas in Pennsylvania which are secured by both residential and commercial real estate. Accordingly, the Bank's primary concentration of credit risk is related to the real estate market in the Bucks and Northampton County areas. The ultimate collectibility of this portion of the Bank's portfolio is susceptible to changes in local market conditions, and therefore, dependent upon the local economic environment. In addition, loan concentrations are also considered to exist when there are amounts loaned or committed to be loaned to a multiple number of borrowers engaged in similar activities which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. Though the Bank views many of its loans as made to individuals or, secured by residential real estate, the Bank's loan portfolio contains many borrowers who are employed in various professions such as, the medical, dental, legal, restaurant, hotel, and real estate professions.

  Legal Proceedings

     As of December 31, 1998, there were no material legal proceedings pending.

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 -- RELATED PARTY TRANSACTIONS

     As a matter of policy, the Bank does not extend credit to employees, officers or directors. At December 31, 1997 one loan in the amount of $297,000 was due from one of the Bank's directors. This loan was made prior to this individual's election to the Board of Directors. This loan was made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Also, this loan did not involve a more than normal risk of collectibility or present any other unfavorable features. This loan was repaid in January 1998.

     The Bank's offices in Doylestown and Easton were owned by Norbuck Associates (Norbuck), a Pennsylvania limited partnership consisting of several directors of the Bank. Rent paid to Norbuck in 1998 and 1997 was $120,000 and $119,000, respectively. The leases with Norbuck expired December 31, 1998. In January 1999, the Bank exercised its option to purchase these buildings.

NOTE 17 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company is required to disclose estimated fair values for its financial instruments, whether or not recognized in the balance sheet. For Premier Bancorp, Inc., as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments.

     Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions regarding the amount and timing of estimated future cash flows, which are discounted to reflect varying degrees of risk. Given the uncertainties surrounding these assumptions, the reported fair values may not represent actual values of financial instruments that could have been realized as of year-end or that will be realized in the future. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

     The fair value of non-interest bearing demand deposits, interest checking accounts, money market accounts and savings accounts is equal to the carrying amount because these deposits have no stated maturity. This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, the values below may distort the actual fair value of a banking organization that is a going concern.

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 --  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

     The estimated fair values and carrying amounts are summarized as follows:

                                                  DECEMBER 31, 1998       DECEMBER 31, 1997
                                                ---------------------   ---------------------
                                                ESTIMATED    CARRYING   ESTIMATED    CARRYING
                                                FAIR VALUE    AMOUNT    FAIR VALUE    AMOUNT
                                                ----------   --------   ----------   --------
                                                               (IN THOUSANDS)
Financial assets:
Cash and due from banks......................    $  4,765    $  4,765    $  4,307    $  4,307
Federal funds sold...........................           1           1          --          --
Interest-bearing deposits....................         134         134          86          86
Investment securities:
  Available for sale.........................      93,888      93,888      62,434      62,434
  Held to maturity...........................       5,479       5,492      15,100      15,170
Loans held for sale..........................       1,634       1,627         199         198
Net loans....................................     141,445     138,100     108,226     107,172
Accrued interest receivable..................       1,785       1,785       1,452       1,452
                                                 --------    --------    --------    --------
Total financial assets.......................    $249,131    $245,792    $191,804    $190,819
                                                 ========    ========    ========    ========
Financial liabilities:
Deposits with no stated maturities...........    $ 91,119    $ 91,119    $ 69,644    $ 69,644
Deposits with stated maturities..............     100,815     100,107      76,483      73,959
Borrowings...................................      30,553      29,936      33,629      34,843
Subordinated debt............................       1,500       1,500       1,500       1,500
Accrued interest payable.....................       1,531       1,531       1,346       1,346
                                                 --------    --------    --------    --------
Total financial liabilities..................    $225,518    $224,193    $182,602    $181,292
                                                 ========    ========    ========    ========

     The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 1998 and 1997.

     Cash and due from banks and Federal funds sold: Current carrying amounts approximate estimated fair value.

     Investment securities: Current quoted market prices used to estimate fair value.

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

     Off-balance-sheet instruments: Off-balance-sheet instruments are primarily comprised of loan commitments which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 1998 and 1997 loan commitments were $15,627,000 and $10,995,000, respectively. Stand-by letters of credit were $1,588,000 and $1,160,000 at December 31, 1998 and 1997, respectively.

NOTE 18 -- PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31,                                                    1998      1997
------------                                                   -------   -------
                                                                (IN THOUSANDS)
Assets
Cash on deposit with subsidiary bank........................   $   553   $    79
Investment securities available for sale....................     4,980        --
Investment in subsidiaries..................................    16,290    10,329
Deferred issuance costs on capital securities...............       425        --
Accrued interest receivable.................................        67        --
Other.......................................................       152        26
                                                               -------   -------
  Total assets..............................................   $22,467   $10,434
                                                               =======   =======
Liabilities and shareholders' equity
Borrowings from subsidiary trust............................   $10,310   $    --
Accrued interest payable....................................       349        --
Other.......................................................        41        --
                                                               -------   -------
  Total liabilities.........................................    10,700        --

Shareholders' equity
Common stock................................................       879       877
Additional paid-in capital..................................     7,147     7,120
Retained earnings...........................................     4,140     2,385
Unrealized (losses) gains on securities available for
  sale......................................................      (399)       52
                                                               -------   -------
  Total shareholders' equity................................    11,767    10,434
                                                               =======   =======
Total liabilities and shareholders' equity..................   $22,467   $10,434
                                                               =======   =======

CONDENSED STATEMENTS OF OPERATIONS


FOR THE YEARS ENDED DECEMBER 31,                                1998      1997
-------------------------------                                -------   -------
Interest income on securities available for sale............   $   123   $    --
Interest income on capital securities of subsidiary trust...         9        --
Equity in undistributed income of subsidiaries..............     2,039     1,341
Other.......................................................        --         1
                                                               -------   -------
Total income................................................     2,171     1,342
                                                               -------   -------
Interest expense............................................       350         1
Other expense...............................................        66        --
                                                               -------   -------
Total expense...............................................       416         1
                                                               -------   -------
Income before taxes.........................................     1,755     1,341
Income tax expense..........................................        --        --
                                                               -------   -------
Net income..................................................   $ 1,755   $ 1,341
                                                               =======   =======

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 -- PARENT COMPANY FINANCIAL INFORMATION -- (CONTINUED)


CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                                               1998       1997
--------------------------------                                                              -------    -------
                                                                                                (IN THOUSANDS)
Cash flows from operating activities:
Net income.................................................................................   $ 1,755    $ 1,341

Deduct items not affecting cash flows:
  Equity in undistributed income of subsidiary.............................................    (2,039)    (1,341)
  Amortization of deferred issuance costs on capital securities............................        13         --
  Increase in accrued interest receivable..................................................       (67)        --
  Increase in other assets.................................................................       (81)        --
  Increase in accrued interest payable.....................................................       349         --
  Increase in other liabilities............................................................        41         --
                                                                                              -------    -------
Net cash used in operating activities......................................................       (29)        --

Cash flows from investing activities:
Purchase of securities available for sale..................................................    (7,164)        --
Proceeds from sale of securities available for sale........................................     2,090         --
Capital investment in subsidiary bank......................................................    (4,000)        --
Purchase of capital securities of subsidiary trust.........................................      (310)        --
                                                                                              -------    -------
Net cash used in financing activities......................................................    (9,384)        --

Cash flows from financing activities:
Proceeds from junior subordinated debt.....................................................    10,310         --
Proceeds from exercised stock options......................................................        15         79
Issuance costs related to capital securities...............................................      (438)        --
                                                                                              -------    -------
Net cash provided by financing activities..................................................     9,887         79
                                                                                              -------    -------

Net increase in cash and cash equivalents..................................................       474         79
Cash and cash equivalents at beginning of year.............................................        79         --
                                                                                              -------    -------
Cash and cash equivalensts at end of year..................................................   $   553    $    79
                                                                                              =======    =======

NOTE 19 -- REGULATORY RESTRICTIONS

     The Company is subject to various regulatory capital requirements of federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     The Company must maintain certain minimum capital amounts and ratios to be considered adequately capitalized as set forth in the table below. Management believes that the Company meets, as of December 31, 1998 and 1997, all capital adequacy requirements to which it is subject. Management believes that the Company and Bank were well capitalized at December 31, 1998 and 1997 under the regulatory framework for prompt corrective action provisions of Section 3b of the Federal Deposit Insurance Act.

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 -- REGULATORY RESTRICTIONS -- (CONTINUED)

     To be categorized as well capitalized, the Company must maintain the minimum ratios listed in the table below.

     The Company's capital amounts and ratios are presented in the following table.

                                                                                                      TO BE WELL
                                                                                                     CAPITALIZED
                                                                             FOR CAPITAL         UNDER THE CORRECTIVE
                                                          ACTUAL          ADEQUACY PURPOSES        ACTION PROVISION
                                                     ----------------     ------------------     --------------------
                                                     AMOUNT     RATIO     AMOUNT       RATIO     AMOUNT         RATIO
                                                     -------    -----     -------      -----     -------        -----
                                                                          (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1998:
------------------------
Total capital to risk-weighted assets.............   $25,471    13.75%    $14,821       8.00%    $18,526        10.00%
Tier I capital to risk-weighted assets............    16,166     8.73%      7,411       4.00%     11,116         6.00%
Tier I capital to average assets..................    16,166     6.75%      9,580       4.00%     11,975         5.00%

AS OF DECEMBER 31, 1997:
------------------------
Total capital to risk-weighted assets.............   $13,242    10.97%    $ 9,659       8.00%    $12,074        10.00%
Tier I capital to risk-weighted assets............    10,382     8.60%      4,829       4.00%      7,244         6.00%
Tier I capital to average assets..................    10,382     5.51%      7,536       4.00%      9,420         5.00%

NOTE 20 -- DIVIDEND POLICY

     The Company's ability to pay dividends is dependent upon its ability to obtain dividends from the Bank. The future dividend policy of the Bank is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Board of Directors of the Bank out of funds legally available for that purpose. Such payment, however, will be subject to the regulatory restrictions set forth in the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the Federal Deposit Insurance Corporation Act.

     The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings, which were $4,424,000 at December 31, 1998. Cash dividends must be approved by the Federal Reserve Board if the total of all cash dividends declared by the Bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. The Federal Deposit Insurance Corporation Act generally prohibits all payments of dividends by any bank which is in default of any assessment of the FDIC. As of December 31, 1998 and 1997, the Bank was not in default of any FDIC assessments.

NOTE 21 -- CAPITAL SECURITIES

     On August 11, 1998, the Company's recently formed subsidiary, PBI Capital Trust (the "Trust") issued $10,000,000 of 8.57% capital securities due August 15, 2028. The Trust is a statutory business trust created under the laws of Delaware. The Company is the sole owner of the Trust. The Trust used the proceeds from the capital securities to acquire $10,000,000 million in 8.57% junior subordinated deferrable interest debentures issued by the Company. The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenue of the Trust. The Company is using the proceeds from the sale of the junior subordinated debentures for general corporate purposes, including, but not limited to, investments in and advances to its subsidiary, Premier Bank, repurchases of common stock of the Company, branch expansion, the purchase of certain branch facilities being leased and funding loans. The precise amount and timing of the application of the net proceeds used for such corporate purposes depends on the funding requirements and the availability of other funds to the

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 -- CAPITAL SECURITIES -- (CONTINUED)

Company and the Bank. At present, the majority of the net proceeds were temporarily invested in investment securities available for sale. Proceeds from the capital securities provide the Company with additional Tier I and Tier II capital.

     At December 31, 1998, the Company was required to maintain a reserve account equal to one year's expense on its capital securities. This reserve is required at all times except during times that the ratio of the Company's total unsecured debt to shareholders' equity is equal to or less than 70% and the Bank has the capacity to pay dividends in an amount equal to or greater than two times the amount of interest payable on the junior subordinated debentures for a one-year period. At December 31, 1998, the Company was required to maintain a reserve account since its unsecured debt to equity ratio exceeded 70%. This reserve account was invested in available for sale investment securities with an estimated fair market value of $940,000 at December 31, 1998.

     Capital securities are reported in the Consolidated Statements of Financial Condition under the caption "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Corporation".

NOTE 22 -- COMMON STOCK OFFERING

     On December 22, 1998 the Company commenced an offering of 500,000 shares of common stock at $11.00 per share. This offering is expected to expire on March 31, 1999. The Company will use the net proceeds of the stock offering for general corporate purposes, including investments in or advances to the Bank to increase the Bank's capital position in order to raise borrowing lending limits and increase lending activity. In addition, these proceeds may be used to support the continuing development of the Bank's franchise through possible expansion into related businesses.

NOTE 23 -- OTHER COMPREHENSIVE INCOME

     The tax effects allocated to each component of "Other comprehensive income" are as follows:

                                                                              BEFORE-TAX    TAX(EXPENSE)    NET-OF-TAX
                                                                                AMOUNT        BENEFIT         AMOUNT
                                                                              ----------    ------------    ----------
FOR THE YEAR ENDED DECEMBER 31, 1997                                                       (IN THOUSANDS)
Unrealized gains on securities available for sale
  Unrealized holding losses arising during the period......................     $  136         $  (47)        $   89
  Less: reclassification adjustment for gains included in net income.......        (67)            23            (44)
                                                                                ------         ------         ------
Other comprehensive income.................................................     $   69         $  (24)        $   45
                                                                                ======         ======         ======


                                                                                                TAX
                                                                              BEFORE-TAX     (EXPENSE)      NET-OF-TAX
                                                                                AMOUNT        BENEFIT         AMOUNT
                                                                              ----------    ------------    ----------
FOR THE YEAR ENDED DECEMBER 31, 1998                                                       (IN THOUSANDS)
Unrealized gains on securities available for sale
  Unrealized holding losses arising during the period......................     $ (642)        $  219         $ (423)
  Less: reclassification adjustment for gains included in net income.......        (42)            14            (28)
                                                                                ------         ------         ------
Other comprehensive loss...................................................     $ (684)        $  233         $ (451)
                                                                                ======         ======         ======

ITEM 8 -- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, relating to directors, executive officers and control persons is set forth in the sections captioned "Information as to Nominees and Directors" of the Registrant's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 10 -- EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders.

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is incorporated by reference to the information appearing under the caption "Beneficial Ownership by Officers, Directors and Nominees" in the Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders.

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 13 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The consolidated financial statements listed on the index set forth in
       Item 7 of this Annual Report on Form 10-KSB are filed as part of this Annual Report.

    2. Financial Statement Schedules All schedules are omitted because they are either not applicable, the data are not significant or the required information is shown in the financial statements or the notes thereto or elsewhere herein.

    3. Exhibits
       The following exhibits are incorporated by reference herein or annexed to this 10-KSB:

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

           11.1 Statement re: Computation of Earnings per share (Included at Note 11 to the 1998 Consolidated Financial Statements)

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

                                                          PREMIER BANCORP, INC.

                  SIGNATURE                                        TITLE                            DATE
                  ---------                                        -----                            ----
By: /s/ JOHN C. SOFFRONOFF                     President, Chief Executive Officer,             March 26, 1999
    --------------------------------------     (Principal Executive Officer), Director
        John C. Soffronoff

By: /s/ BRUCE E. SICKEL                        Chief Financial Officer, (Principal Financial   March 26, 1999
    --------------------------------------     Officer), Director
        Bruce E. Sickel

By: /s/ JOANNE M. CALIBEO                      Controller (Principal Accounting Officer)       March 26, 1999
    --------------------------------------
        Joanne M. Calibeo

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

                  SIGNATURE                                        TITLE                            DATE
                  ---------                                        -----                            ----
By: /s/ JOHN C. SOFFRONOFF                     President, Chief Executive Officer,             March 26, 1999
    --------------------------------------     (Principal Executive Officer), Director
        John C. Soffronoff

By: /s/ CLARK S. FRAME                         Chairman of the Board, Director                 March 26, 1999
    --------------------------------------
        Clark S. Frame

By: /s/ BRUCE E. SICKEL                        Chief Financial Officer, (Principal Financial   March 26, 1999
    --------------------------------------     Officer), Director
        Bruce E. Sickel

By: /s/ BARRY J. MILES                         Director                                        March 26, 1999
    --------------------------------------
        Barry J. Miles

By: /s/ DANIEL E. COHEN                        Director                                        March 26, 1999
    --------------------------------------
        Daniel E. Cohen

By: /s/ PETER A. COOPER                        Director                                        March 26, 1999
    --------------------------------------
        Peter A. Cooper

By: /s/ HELEN BETH GAROFALO VILCEK             Director                                        March 26, 1999
    --------------------------------------
        Helen Beth Garofalo Vilcek

By: /s/ DR. THOMAS E. MACKEL                   Director                                        March 26, 1999
    --------------------------------------
        Dr. Thomas E. Mackel

                  SIGNATURE                                        TITLE                            DATE
                  ---------                                        -----                            ----
By: /s/ DR. DANIEL A. NESI                     Director                                        March 26, 1999
    --------------------------------------
        Dr. Daniel A. Nesi

By: /s/ NEIL NORTON                            Director                                        March 26, 1999
    --------------------------------------
        Neil Norton

By: /s/ THOMAS M. O'MARA                       Director                                        March 26, 1999
    --------------------------------------
        Thomas M. O'Mara

By: /s/ MICHAEL PERRUCCI                       Director                                        March 26, 1999
    --------------------------------------
        Michael Perrucci

By: /s/ BRIAN R. RICH                          Director                                        March 26, 1999
    --------------------------------------
        Brian R. Rich

By: /s/ RICHARD F. RYON                        Director                                        March 26, 1999
    --------------------------------------
        Richard F. Ryon

By: /s/ GERALD SCHATZ                          Director                                        March 26, 1999
    --------------------------------------
        Gerald Schatz

By: /s/ IRVING N. STEIN                        Director                                        March 26, 1999
    --------------------------------------
        Irving N. Stein

By: /s/ THOMAS P. STITT                        Director                                        March 26, 1999
    --------------------------------------
        Thomas P. Stitt

By: /s/ GEORGE H. WETHERILL                    Director                                        March 26, 1999
    --------------------------------------
        George H. Wetherill

By: /s/ JOHN A. ZEBROWSKI                      Director                                        March 26, 1999
    --------------------------------------
        John A. Zebrowski

By: /s/ EZIO ROSSI                             Director                                        March 26, 1999
    --------------------------------------
        Ezio Rossi