Form 10QSB
period 1999-03-31
PREMIER BANCORP INC /PA/
filed 1999-05-14
CIK 1044651

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999


            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from .............. to ..............

                        Commission file number: 333-34243

                              PREMIER BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                    23-2921058
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                   379 North Main Street, Doylestown, PA 18901
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (215) 345-5100
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,907,756 as of April 30, 1999.

     Transitional Small Business Disclosure format (check one):
Yes __ No X

                         PART I - Financial Information

Item 1 -- Financial Statements

                              PREMIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              March 31, 1999    December 31, 1998
                                                                                (Unaudited)
                                                                              --------------    -----------------
                                                                                     (Dollars in thousands)
Assets
Cash and due from banks                                                            $   7,996       $   4,765
Federal funds sold                                                                     2,502               1
Interest-bearing deposits                                                                164             134
                                                                                   ---------       ---------
Cash and cash equivalents                                                             10,662           4,900
Investment securities:
     Held to maturity (fair value $5,302 in 1999 and $5,479 in 1998)                   5,337           5,492
     Available for sale (amortized cost $104,747 in 1999 and $94,493 in 1998)        103,655          93,888
Loans held for sale                                                                      129           1,627
Loans receivable (net of allowance for loan losses of $1,959 in 1999
     and $1,805 in 1998)                                                             151,622         138,100
Accrued interest receivable                                                            2,084           1,785
Premises and equipment                                                                 3,266           1,638
Other real estate owned                                                                  200             200
Deferred taxes                                                                           992             826
Other assets                                                                             752             737
                                                                                   ---------       ---------
Total assets                                                                       $ 278,699       $ 249,193
                                                                                   =========       =========

Liabilities, minority interest in subsidiaries and shareholders' equity
Deposits                                                                           $ 202,648       $ 191,226
Borrowings                                                                            44,924          29,936
Accrued interest payable                                                               1,914           1,531
Other liabilities                                                                      2,858           3,233
Subordinated debt                                                                      1,500           1,500
                                                                                   ---------       ---------
Total liabilities                                                                    253,844         227,426

Corporation-obligated mandatorily redeemable capital securities of subsidiary
  trust holding solely junior subordinated debentures of the Corporation              10,000          10,000

Shareholders' equity
Common stock-$0.33 par value; 30,000,000 shares authorized; issued and
  outstanding 2,907,756 at March 31, 1999 and 2,635,340 at December 31, 1998             969             879
Additional paid-in capital                                                             9,896           7,147
Retained earnings                                                                      4,711           4,140
Accumulated other comprehensive loss                                                    (721)           (399)
                                                                                   ---------       ---------
Total shareholders' equity                                                            14,855          11,767
                                                                                   ---------       ---------
Total liabilities, minority interest in subsidiaries and shareholders' equity      $ 278,699       $ 249,193
                                                                                   =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                        PREMIER BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)


For the three months ended March 31,                                           1999                 1998
------------------------------------                                           ----                 ----
                                                                      (Dollars in thousands; except per share data)
Interest income:
   Loans                                                                      $    3,185       $    2,499
   Federal funds sold and interestbearing deposits                                     7               40
   Investments:
      Taxable                                                                      1,387            1,074
      Tax-exempt                                                                     249              119
                                                                              ----------       ----------
Total interest income                                                              4,828            3,732
                                                                              ----------       ----------

Interest expense:
   Deposits                                                                        1,991            1,664
   Borrowings                                                                        458              425
                                                                              ----------       ----------
Total interest expense                                                             2,449            2,089
                                                                              ----------       ----------

Net interest income                                                                2,379            1,643
Provision for loan losses                                                            167              114
                                                                              ----------       ----------
Net interest income after loan loss provision                                      2,212            1,529

Noninterest income:
   Service charges and other fees                                                     50               44
   (Loss) gain, net, on sale of investment securities available for sale             (47)              27
   Gain on sale of loans held for sale                                                40                5
                                                                              ----------       ----------
Total non-interest income                                                             43               76

Noninterest expense:
   Salaries and employee benefits                                                    683              549
   Occupancy                                                                         107               99
   Data processing                                                                   161               92
   Professional services                                                              46               69
   Marketing                                                                          66               60
   Minority interest in expense of subsidiaries                                      212               --
   Other                                                                             221              180
                                                                              ----------       ----------
Total noninterest expense                                                          1,496            1,049
                                                                              ----------       ----------

Income before income tax                                                             759              556
Income tax expense                                                                   188              181
                                                                              ----------       ----------
Net income                                                                    $      571       $      375
                                                                              ==========       ==========
Earnings per share:
   Basic                                                                      $     0.21       $     0.14
   Diluted                                                                          0.19             0.13
Weighted average number of shares outstanding:
   Basic                                                                       2,737,857        2,630,340
   Diluted                                                                     3,047,757        2,903,278


The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



For the three months ended March 31,                                                           1999            1998
------------------------------------                                                           ----            ----
                                                                                                    (In thousands)
Operating activities:
    Net income                                                                                $    571       $    375
    Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation expense                                                                          79             37
      Provision for loan losses                                                                    167            114
      Amortization of premiums and discounts on investment securities held to maturity               3              5
      Amortization of premiums and discounts on investment securities available for sale            36             58
      Loss (gain) on sale of investment securities available for sale                               47            (27)
      Gain on sale of loans held for sale                                                          (40)            (5)
      Originations of loans held for sale                                                       (2,928)        (2,041)
      Proceeds from sale of loans held for sale                                                  4,466            861
      Increase in accrued interest receivable                                                     (299)          (150)
      Increase in other assets                                                                     (15)          (293)
      Increase in deferred loan fees                                                                44             32
      Increase in accrued interest payable                                                         383            199
      (Decrease) increase in other liabilities                                                    (375)           606
                                                                                              --------       --------
Net cash provided by (used in) operating activities                                              2,139           (229)
                                                                                              --------       --------
Investing activities:
    Proceeds from sale of securities available for sale                                          5,003         23,340
    Repayment of securities available for sale                                                   1,166          3,536
    Purchase of securities available for sale                                                  (16,506)       (29,162)
    Repayment of securities held to maturity                                                       152          4,244
    Purchase of securities held to maturity                                                         --           (999)
    Net increase in loans receivable                                                           (13,734)        (5,052)
    Proceeds from sale of other real estate owned                                                   --             81
    Purchases of premises and equipment                                                         (1,707)           (62)
                                                                                              --------       --------
Net cash used in investing activities                                                          (25,626)        (4,074)
                                                                                              --------       --------
Financing activities:
    Net increase in deposits                                                                    11,422         19,791
    Net increase (decrease) in borrowings less than 90 days                                     14,988        (15,120)
    Proceeds from borrowings greater than 90 days                                                   --          5,000
    Proceeds from the issuance of common stock, net                                              2,839             --
                                                                                              --------       --------
Net cash provided by financing activities                                                       29,249          9,671
                                                                                              --------       --------
Increase in cash and cash equivalents                                                            5,762          5,368
Cash and cash equivalents:
    Beginning of period                                                                          4,900          4,393
                                                                                              --------       --------
    End of period                                                                             $ 10,662       $  9,761
                                                                                              ========       ========
Composed of:
    Cash and due from banks                                                                   $  7,996       $  3,984
    Federal funds sold                                                                           2,502          5,341
    Interest-bearing deposits                                                                      164            436
                                                                                              --------       --------
Total cash and cash equivalents                                                               $ 10,662       $  9,761
                                                                                              ========       ========
Supplemental disclosures:
    Cash payments for:
      Interest expense                                                                        $  2,057       $  1,890
      Taxes                                                                                        250            300

Supplemental disclosure of noncash activities:
    Change in unrealized (loss) gain on securities available for sale                         $    487       $    (75)
    Change in deferred tax asset related to securities available for sale                          166             26
    Transfer of loans to other real estate owned                                                    --            297


The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization

     Premier Bancorp, Inc. (the Company) was incorporated under the laws of the Commonwealth of Pennsylvania on July 15, 1997. It was reorganized as a one-bank holding company of Premier Bank (the Bank) on November 17, 1997. Premier Bancorp, Inc., through its principal subsidiary bank, Premier Bank, provides a full range of banking services to individual and corporate customers through its branch banking system located in Bucks and Northampton Counties in Pennsylvania, all of which is managed as one operating segment. Premier Bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia (the FRB) and the Federal Deposit Insurance Corporation (the FDIC). The Bank competes with other financial institutions and other financial services companies with respect to services offered and customers. The Company is regulated by certain federal agencies and undergoes periodic examinations by such regulatory authorities.

2.   Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements include the accounts of Premier Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and PBI Capital Trust. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results, that may be expected for the entire fiscal year.

3.   Use of Estimates

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

4.   Earnings Per Share

     Basic earnings per share is calculated on the basis of weighted average number of shares outstanding. Options to purchase 685,169 and 677,349 shares of common stock were outstanding at March 31, 1999 and 1998, respectively. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Earnings Per Share (continued)

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                     For the three months ended March 31, 1999
                                     -----------------------------------------
                                   (Dollars in thousands; except per share data)

                                                                     Per share
                                    Net income        Shares           Amount
                                    ----------      -----------      ----------
Basic earnings per share              $  571         2,737,857         $ 0.21
Effect of dilutive stock options        --             309,900          (0.02)
                                      ------         ---------         ------
Diluted earnings per share            $  571         3,047,757         $ 0.19
                                      ======         =========         ======

                                     For the three months ended March 31, 1998
                                     -----------------------------------------
                                   (Dollars in thousands; except per share data)

                                                                     Per share
                                    Net income        Shares           Amount
                                    ----------      -----------      ----------
Basic earnings per share              $  375         2,630,340         $ 0.14
Effect of dilutive stock options        --             272,938          (0.01)
                                      ------         ---------         ------
Diluted earnings per share            $  375         2,903,278         $ 0.13
                                      ======         =========         ======

5.   Comprehensive Income

     The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available for sale.


For the three months ended March 31,                         1999        1998
------------------------------------                         ----        ----
                                                          (Dollars in thousands)

Net income                                                  $ 571        $ 375
Other comprehensive loss, net of tax:
  Unrealized losses on investment
    securities available for sale:
     Unrealized holding losses during the period             (353)         (33)
     Less: Reclassification adjustment for
      losses (gains) included in net income                    31          (16)
                                                            -----        -----
Other comprehensive loss                                     (322)         (49)
                                                            -----        -----
Comprehensive income                                        $ 249        $ 326
                                                            =====        =====

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Capital Securities

     On August 11, 1998, the Company's subsidiary, PBI Capital Trust (the Trust) issued $10,000,000 of 8.57% capital securities due August 15, 2028. The Trust is a statutory business trust created under the laws of Delaware. The Company is the sole owner of the Trust. The Trust used the proceeds from the capital securities to acquire $10,000,000 in 8.57% Junior Subordinated Deferrable Interest Debentures issued by the Company. The Junior Subordinated Debentures are the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole revenue of the Trust. The Company is using the proceeds from the sale of the Junior Subordinated Debentures for general corporate purposes, including, but not limited to, investments in and advances to its subsidiary, Premier Bank, repurchases of common stock of the Company, branch expansion, and funding loans. The precise amount and timing of the application of the net proceeds used for such corporate purposes depends on the funding requirements and the availability of other funds to the Company and the Bank. Proceeds from the capital securities provide the Company with additional Tier I and Tier II capital.

     At March 31, 1999, the Company was required to maintain a reserve account equal to one year's expense on its capital securities. This reserve is required at all times except during times that the ratio of the Company's total unsecured debt to shareholders' equity is equal to or less than 70% and the Bank has the capacity to pay dividends in an amount equal to or greater than two times the amount of interest payable on the junior subordinated debentures for a one-year period. At March 31, 1999, the Company was required to maintain a reserve account since its unsecured debt to equity ratio exceeded 70%. This reserve account was invested in available for sale investment securities with an estimated fair market value of $943,000 at March 31, 1999.

     Capital securities are reported in the Consolidated Statements of Financial Condition under the caption "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Corporation". Expenses related to the capital securities are included in the "Non-interest expense" section of the Consolidated Statements of Income under the caption "Minority interest in expense of subsidiaries".

7.   Common Stock Offering

     On December 22, 1998, the Company commenced an offering of common stock at $11.00 per share. This offering expired on March 31, 1999. The Company issued 272,416 shares during this offering with net proceeds totaling $2,839,000. The Company will use the net proceeds of the stock offering for general corporate purposes, including investments in or advances to the Bank to increase the Bank's capital position in order to raise lending limits and increase lending activity. In addition, these proceeds may be used to support the continuing development of the Bank's franchise through branch expansion and possible expansion into related businesses. At March 31, 1999, 2,907,756 shares of common stock were issued and outstanding.

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

     The following is management's discussion and analysis of the significant changes in the results of operations for the three months ended March 31, 1999 as compared to the same period in 1998 and changes in financial condition from December 31, 1998 to March 31, 1999. Current performance may not be indicative of future performance. This discussion should be read in conjunction with the 1998 Annual Report on Form 10-KSB.

     In addition to historical information, this management discussion and analysis contains forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of this date. The Company is not obligated to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after this date. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and any current reports on Form 8-K.

Management Strategy

     Our primary strategy is to increase loan and deposit market shares in the communities we serve and to expand our branch network to new markets as deemed appropriate. We plan to accomplish this growth principally through aggressive pricing and marketing. The Bank opened its fourth branch office in Lower Makefield Township, Bucks County, Pennsylvania (the Floral Vale branch) in February 1999.

     The Company also tries to maximize earnings, given its current level of capital and interest rate sensitivity, by borrowing funds and purchasing investment securities as discussed in "Capital Leverage Strategy", below.

Management continually monitors the quality of its loan and investment portfolios. In addition, the Company uses various asset/liability modeling techniques to measure and manage the impact of interest rate changes on the Company's net interest income and capital.


Capital Leverage Strategy

     The Company plans to remain "well capitalized" and is managed accordingly. Current capital levels exceed the regulatory requirement for "well capitalized" classification. A portion of the "excess" capital has been deployed through the use of a capital leverage strategy whereby the Bank invests in high quality mortgage-backed securities, municipal and corporate bonds and U.S. government agency securities, together, called leverage assets, funded by short and intermediate term borrowings principally from the Federal Home Loan Bank of Pittsburgh and reverse repurchase agreements. The capital leverage strategy generates additional earnings for the Company by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. This positive spread is created because the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase. The net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. The capital leverage strategy has been undertaken in accordance with the limits established by the Board of Directors for enhancing profitability under moderate levels of interest rate risk.

     The following table sets forth, for the periods indicated, certain key average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).

         Average Balances, Rates and Interest Income and Expense Summary



For the three months ended March 31,
                                                                      1999                                   1998
                                                        --------------------------------       --------------------------------
                                                        Average                  Average       Average                  Average
                                                        Balance     Interest      Rate         Balance     Interest      Rate
                                                        -------     --------    --------       -------     --------    --------
                                                                                 (Dollars in thousands)
Assets
 Interest-bearing deposits                              $    285     $    2       2.85%        $    286     $    1       1.42%
 Federal funds sold                                          430          5       4.72%           2,781         39       5.69%
 Investment securities available for sale
   Taxable                                                75,884      1,298       6.94%          50,128        823       6.66%
   Tax-exempt (1)                                         19,743        377       7.74%           9,068        180       8.05%
 Investment securities held to maturity                    6,012         89       6.00%          14,861        251       6.85%
                                                        --------     ------       ----         --------     ------       ----
   Total investment securities                           101,639      1,764       7.04%          74,057      1,254       6.87%
 Loans, net of unearned income (2) (3)                   146,535      3,196       8.85%         110,031      2,511       9.26%
                                                        --------     ------       ----         --------     ------       ----
 Total earning assets                                    248,889      4,967       8.09%         187,155      3,805       8.25%
 Cash and due from banks                                   4,042                                  3,575
 Allowance for loan losses                                (1,875)                                (1,409)
 Other assets                                              6,796                                  4,846
                                                        --------                               --------
Total assets                                            $257,852                               $194,167
                                                        ========                               ========

Liabilities, minority interest in subsidiaries
 and shareholders' equity
 Interest checking                                      $ 15,907        103       2.63%        $ 11,217         72       2.60%
 Money market deposit accounts                             1,882         12       2.59%           1,766         11       2.53%
 Savings accounts                                         54,991        466       3.44%          46,041        441       3.88%
 Time deposits                                           106,251      1,410       5.38%          79,739      1,140       5.80%
                                                        --------     ------       ----         --------     ------       ----
   Total interest-bearing deposits                       179,031      1,991       4.51%         138,763      1,664       4.86%
 Short-term borrowings                                    19,513        231       4.80%          14,581        196       5.45%
 Long-term borrowings                                     15,000        201       5.43%          15,000        200       5.41%
                                                        --------     ------       ----         --------     ------       ----
   Total borrowings                                       34,513        432       5.08%          29,581        396       5.43%
 Subordinated debt                                         1,500         26       7.03%           1,500         29       7.84%
                                                        --------     ------       ----         --------     ------       ----
 Total interest-bearing liabilities                      215,044      2,449       4.62%         169,844      2,089       4.99%
 Non interest-bearing deposits                            16,720                                 11,935
 Other liabilities                                         3,266                                  1,899
 Capital securities                                       10,000
 Shareholders' equity                                     12,822                                 10,489
                                                        --------                               --------
   Total liabilities, minority interest in
   subsidiaries and shareholders' equity                $257,852                               $194,167
                                                        ========                               ========
 Net interest income/rate spread                                     $2,518       3.47%                     $1,716       3.26%
                                                                     ======       ====                      ======       ====
 Net interest margin(4)                                                           4.10%                                  3.72%
 Average interest-earning assets as a percentage
 of average interest-bearing liabilities                 115.74%                                 110.19%


-----------------
(1) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(2) Includes non-accrual loans of $1,059,000 and $283,000 on average for the three months ended March 31, 1999 and 1998, respectively.

(3) Includes tax-exempt loans of $1,258,000 and $1,387,000 on average for the three months ended March 31, 1999 and 1998, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(4) Net interest margin is calculated as net interest income divided by average interest-earning assets.

Growth Trend

     Total assets grew in excess of 25% in each of the past five years from $38,336,000 at December 31, 1993 to $278,699,000 at March 31, 1999. During this same period, total loans and total deposits grew in excess of 25% and 20%, respectively, each year. Total loans grew from $26,983,000 at December 31, 1993 to $154,068,000 at March 31, 1999. We continue to focus our lending activity on small businesses and professionals within the local community. As in the past, we will continue to hire new loan officers to grow our loan portfolio. Total deposits grew from $33,103,000 at December 31, 1993 to $202,648,000 at March 31, 1999. We increased deposits through aggressive pricing, direct marketing and branch expansion. In February 1999, the Bank opened its fourth branch (the Floral Vale branch) in Lower Makefield Township, Bucks County, Pennsylvania. New personnel have been hired and improvements to our computer systems have been made to support our growth initiatives.

     The discussion that follows compares the financial results for the three months ended March 31, 1999 to the same periods in 1998. The change in financial results over the past year are described mostly in terms of our growth.

Results of  Operations

     For the three months ended March 31, 1999, the Company reported diluted earnings per share of $.19, an increase of 46.2% from the $.13 reported for the same period in 1998. Net income of $571,000 for the three months ended March 31, 1999 was $196,000 or 52.3% higher than the $375,000 reported for the same period in 1998. Return on average assets and return on average equity were .90% and 18.06% for the three months ended March 31, 1999, respectively, compared to .78% and 14.50% for the same period in 1998. Earnings in 1999 were higher than 1998 primarily due to the continued growth in interest-earning assets.

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

     For the three months ended March 31, 1999, net interest income, on a tax-equivalent basis, was $802,000 higher than the same period in 1998. This increase was primarily a function of asset growth and a higher ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets grew $61,734,000 or 33% from $187,155,000 at March 31, 1998 to $248,889,000 at March 31, 1999. Average investment and average loan balances increased $27,582,000 and $36,504,000, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 110.19% at March 31, 1998 to 115.74% at March 31, 1999. This increase had a positive impact on net interest income and net interest margin. The growth in interest-earning assets was funded, in part, by the proceeds from our capital securities issued in August 1998. The net interest margin improved 38 basis points from 3.72% at March 31, 1998 to 4.10% at March 31, 1999. The net interest rate spread improved 21 basis points from 3.26% at March 31, 1998 to 3.47% at March 31, 1999. Overall interest rates moved lower during the later part of 1998 and were relatively unchanged during the first quarter of 1999. The 16 basis point decrease in average yield on interest-earning assets was more than offset by the 37 basis point decrease in the average rate on interest-bearing liabilities.

Non-interest income

     Total non-interest income was $43,000 for the three months ended March 31, 1999 as compared to $76,000 for the same period in 1998. The decrease is principally due to $47,000 in net losses on the sale of investment securities available for sale during the three months ended March 31, 1999 as compared to $27,000 in net gains for the same period in 1998. Net losses on investment sales in 1999 related primarily to corporate bonds. The level of gains or losses on investment sales is dependent upon the volume of transactions, the types of securities sold, timing and the interest rate environment. Net losses on investment sales were partially offset by a $35,000 increase in gains on the sale of loans held for sale due to increased lending activity. The Company continues to use an outside company to originate and sell residential mortgages on its behalf. The volume of loan originations and sales increased in 1999 due to the addition of one mortgage solicitor and lower interest rates.

Non-interest expense

     For the three months ended March 31, 1999, non-interest expenses were $1,496,000 or $447,000 higher than the $1,049,000 recorded during the same period in 1998. Overhead expenses continue to increase due to the growth of the institution which includes the opening of our Floral Vale branch in February 1999. Salaries and benefits were $134,000 or 24.4% higher in 1999 as compared to 1998. This increase is principally due to an increase in the number of employees and salary adjustments. The number of full-time equivalent employees grew from 44 at March 31, 1998 to 54 at March 31, 1999. In addition, 1999 results include $212,000 in minority interest in expense of subsidiaries related to the capital securities issued in August 1998. Data processing costs increased $69,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes and new services. We also incurred higher network adminstration costs related to software upgrades and the growth of the institution.

Provision for loan losses

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that management deems adequate to provide for potential losses. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, and the compisition of loan types within the portfolio.

     The provision for loan losses increased from $114,000 during the three months ended March 31,1998 to $167,000 during the same period in 1999. The increase is due to the overall increase in the size of the loan portfolio and an increase in non-performing loans as a percentage of total loans.

Income tax expense

     The Company recorded a $188,000 or 24.8% tax provision for the three months ended March 31, 1999 compared to $181,000 or 32.6% for the same period in 1998. The effective tax rate for the three months ended March 31, 1999 was lower than the comparable period in 1998 due principally to a higher level of tax-exempt securities.

Financial Condition

     Consolidated assets grew $29,506,000 or 11.8% during the three months ended March 31, 1999. Loans and investments grew $13,720,000 and $9,612,000, respectively. Asset growth was funded by an $11,422,000 and $14,988,000 increase in deposits and borrowings, respectively. Shareholders' equity grew by $3,088,000 to $14,855,000 at March 31, 1999. This increase was attributable to $2,839,000 in net proceeds from our common stock offering and $571,000 in earnings, which were offset, in part, by unrealized losses on investments available for sale.

Investment securities

     Investment securities are classified at the time of purchase by one of three purposes: trading, available for sale (AFS) or held to maturity (HTM). To date, the Bank has not purchased any securities for trading purposes. The Bank usually classifies securities, in particular mortgage-backed securities and corporate bonds, as AFS to provide management the flexibility to sell certain securities and adjust its balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. The carrying values for AFS and HTM securities were $103,655,000 and $5,337,000, respectively, as of March 31, 1999. Total investments grew $9,612,000 to $108,992,000. During the first quarter of 1999, management sold certain corporate bonds. Proceeds from security sales were $5,003,000 with net losses of $47,000 recorded. Investment purchases totaled $16,506,000 and were concentrated in mortgage-backed securities and municipal bonds.

     The estimated fair value of the Company's investment securities available for sale declined $487,000 from an unrealized loss of $605,000 at December 31, 1998 to an estimated unrealized loss of $1,092,000 at March 31, 1999. The estimated fair value of fixed rate securities moved lower during the first quarter of 1999 due to higher interest rates. At March 31, 1999, the majority of the unrealized loss on investment securities available for sale related to the corporate bond portfolio. Following the issuance of the Company's own $10,000,000 of capital securities in August 1998, the Company and the Bank invested in similar type securities issued by other banking companies which are classified as corporate bonds. These corporate bonds include $18,073,000 of fixed rate securities which were made to generally offset the costs of the Company's own issue. Additionally, the Company owns $14,803,000 in floating rate corporate bonds to provide a variable rate element to its portfolio. Although the Bank has no immediate plans to sell these securities, it has chosen to classify these securities as available for sale pursuant to SFAS 115 which allows management the flexibility to sell the securities and adjust its portfolio as future conditions change. Available for sale securities are marked to market on the balance sheet with an adjustment to equity, net of tax, and presented in the caption "Accumulated other comprehensive (loss) income".

     In late August and throughout September 1998 global financial markets experienced volatility following certain highly publicized events such as Russia defaulting on its debt and the rippling effects on certain money management funds (Hedge Funds). These events had a negative impact on non-U.S. government bond and credit markets as there was an overall "flight to quality" in U.S. treasury bonds. Corporate bond prices were deeply discounted by the markets and consequently, the Company's portfolio experienced an unrealized loss in value which has yet to recover. The Company believes that the credit quality of its corporate bond portfolio is strong and therefore, the unrealized loss is deemed temporary. The Company evaluates the credit worthiness of the issuer prior to investing in such securities. The Company monitors market conditions closely and adjusts its portfolio as it considers necessary.

                              Investment Portfolio

                                                          March 31, 1999
                                        ----------------------------------------------------
                                            Held to maturity           Available for Sale
                                        -----------------------     ------------------------
                                         Amortized    Estimated     Amortized      Estimated
                                           Cost      Fair Value       Cost        Fair Value
                                        --------     ----------     ---------     ----------
                                                      (Dollars in thousands)
U.S. government agency obligations      $  2,998      $  2,969      $   --        $   --
Mortgage-backed securities                 1,839         1,833        45,443        45,172
State and municipal securities              --            --          21,275        21,233
Corporate bonds                             --            --          33,668        32,876
Equity securities                           --            --           4,246         4,259
Other debt securities                        500           500           115           115
                                        --------      --------      --------      --------
Total                                   $  5,337      $  5,302      $104,747      $103,655
                                        ========      ========      ========      ========

                                                          December 31, 1998
                                        ----------------------------------------------------
                                            Held to maturity           Available for Sale
                                        -----------------------     ------------------------
                                         Amortized    Estimated     Amortized      Estimated
                                           Cost      Fair Value        Cost       Fair Value
                                        ----------   ----------     ---------     ----------
                                                      (Dollars in thousands)
U.S. government agency obligations       $ 2,998       $ 2,993       $  --         $  --
Mortgage-backed securities                 1,994         1,986        35,411        35,463
State and municipal securities              --            --          18,533        18,702
Corporate bonds                             --            --          36,689        35,850
Equity securities                           --            --           3,745         3,758
                                         -------       -------       -------       -------
Other debt securities                        500           500           115           115
                                         -------       -------       -------       -------
Total                                    $ 5,492       $ 5,479       $94,493       $93,888
                                         =======       =======       =======       =======

Loans held for sale

     The Bank uses an outside company to originate and sell residential mortgages on its behalf. The $1,498,000 decrease in loans held for sale from $1,627,000 at December 31, 1998 to $129,000 at March 31, 1999 relates to the timing of loan originations versus their sale. Typically, these loans are sold within 30 days of their settlement.

     Total loans sold were $4,466,000 and $861,000 for the three months ended March 31, 1999 and 1998, respectivley. Lower interest rates in 1999 and the addition of one mortgage solicitor resulted in increased loan originations and sales volumes.

Loans

     Gross loans increased $13,720,000 to $154,068,000 at March 31, 1999. The majority of the loan portfolio is collateralized, at least in part, by real estate in the greater Lehigh and Delaware Valleys. Real estate values are subject to risks associated with the general economy.

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

                                 Loan Portfolio


                                    March 31, 1999     % of Total     December 31, 1998     % of Total
                                    --------------     ----------     -----------------     ----------
                                                           (Dollars in thousands)
Real estate-construction                $   2,132          1.38%          $   2,161           1.54%
Real estate-residential                    31,320         20.33%             30,770          21.92%
Real estate-multifamily                     5,738          3.72%              5,135           3.66%
Real estate-commercial                     95,751         62.15%             86,008          61.28%
Commercial                                 18,094         11.75%             14,434          10.29%
Consumer                                    1,033          0.67%              1,840           1.31%
                                        ---------        ------           ---------         ------
Total loans                             $ 154,068        100.00%          $ 140,348         100.00%
                                                         ======                             ======
Unearned income                               487                               443
Allowance for loan losses                   1,959                             1,805
                                        ---------                         ---------
Total loans, net                        $ 151,622                         $ 138,100
                                        =========                         =========

Allowance for loan losses

     The Company maintains an allowance for loan losses and charges losses to this allowance when such losses are considered probable. The allowance for loan losses is maintained at a level which management considers adequate to provide for potential losses based upon known and inherent risks in the loan portfolio. Management's evaluation includes such factors as current economic conditions, actual loss experience and the current risk profile of the loan portfolio. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, delinquency and other factors previously described. Borrowers' risk ratings are determined by loan officers at the inception of each loan and are subject to ongoing analysis and update. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Since the Bank is less than eight years old with a limited history for loan losses, management also uses peer group analysis to gauge the overall reasonableness of its loan loss reserves. While the allowance is determined and calculated based on specific loans or loan categories, the total allowance is considered available for losses in the entire loan portfolio. Changes in economic conditions and the financial condition of borrowers can occur quickly and, as a result, impact the estimates made by management.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment about information available to them at the time of examination.

     At March 31, 1999, the Bank had $1,959,000 in its allowance for loan losses, representing 1.27% of outstanding loans receivable as compared to 1.29% and 1.25% at December 31, 1998 and March 31, 1998, respectively.

     The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated.

                            Allowance for Loan Losses


                                        For the three    For the year ended    For the three
                                         Months Ended       December 31,        Months Ended
                                        March 31,1999           1998           March 31,1998
                                        -------------    ------------------    -------------
                                                      (Dollars in thousands)
Balance at beginning of period             $  1,805           $  1,360             $  1,360

Charge-offs:
   Real estate-residential                     --                   60                   47
   Commercial                                     2
   Consumer                                      11                  8                    7
                                           --------           --------             --------
Total charge-offs                                13                 68                   54

Recoveries:
   Consumer                                    --                    8                 --
                                           --------           --------             --------
Net charge-offs                                  13                 60                   54
Provision for loan losses                       167                505                  114
                                           --------           --------             --------
Balance at end of period                   $  1,959           $  1,805             $  1,420
                                           ========           ========             ========
Total gross loans:
Average                                     147,083            122,526              110,412
End of period                               154,068            140,348              113,605

Ratios:
Net charge-offs to:
   Average loans                               0.01%              0.05%                0.05%
   Loans at end of period                      0.01%              0.04%                0.05%
   Allowance for loan losses                   0.66%              3.32%                3.80%
   Provision for loan losses                   7.78%             11.88%               47.37%
Allowance for loan losses to:
   Total gross loans at end of period          1.27%              1.29%                1.25%
   Non-performing loans                      130.95%            106.74%              696.08%

     Charge-offs against the allowance for loan losses in 1999 totaled $13,000. Because the Bank's loan portfolio is relatively immature given its recent growth rates, current charge-off and non-performing asset trends may not be indicative of future performance.

Non-performing assets

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned .

                              Non-Performing Assets

                                                       March 31, 1999      December 31, 1998
                                                       --------------      -----------------
                                                            (Dollars in thousands)
Loans past due 90 days or more and accruing
   Real estate-residential                                  $  602              $  605
   Commercial                                                    4                   6
                                                            ------              ------
     Total loans past due 90 days or more and accruing      $  606              $  611
Loans accounted for on a nonaccrual basis
   Real estate-residential                                  $   25              $   25
   Real estate-multifamily                                     865                 890
   Real estate-commercial                                       --                 165
                                                            ------              ------
     Total non-accrual loans                                $  890              $1,080
   Other real estate owned                                     200                 200
                                                            ------              ------
       Total non-performing assets                          $1,696              $1,891
                                                            ======              ======
Ratio of non-performing loans to total loans                  0.97%               1.20%

Ratio of non-performing assets to total assets                0.61%               0.76%


     Total non-accrual loans decreased $190,000 from $1,080,000 at December 31, 1998 to $890,000 at March 31, 1999. The decrease relates principally to the repayment of one commercial real estate loan in the amount of $165,000 in March 1999. Non-accrual multifamily real estate loans at March 31, 1999 include one loan in the amount of $865,000, which is secured by an apartment building. The Bank is in process of foreclosing on this property.

Premises and equipment

     Premises and equipment increased $1,628,000 from $1,638,000 at December 31, 1998 to $3,266,000 at March 31, 1999. The leases on the Doylestown and Easton offices expired on December 31, 1998. In January 1999, the Bank exercised its option to purchase these buildings for $1,234,000 in the aggregate. The remainder of the increase relates primarily to the Floral Vale branch which opened in February 1999.

Other real estate owned

     Other real estate owned totaled $200,000 at March 31, 1999 and December 31, 1998. This balance consisted of one 1-4 family residential property. This property was sold in April 1999 with no gain or loss recorded.

Deferred taxes

     The $166,000 increase in deferred taxes from $826,000 at December 31, 1998 to $992,000 at March 31, 1999 relates to the change in the estimated fair market value of investment securities available for sale.

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

     Core deposits, which exclude time deposits greater than $100,000 grew $9,895,000 or 5.6% during the three months ended March 31, 1999 to $185,783,000. Most of this growth occurred in time deposits. Total time deposits at March 31, 1999 were 109,782,000 or 54.2% of total deposits, of which $43,762,000 mature after one year. Depending on market conditions, management generally prices its time deposits to extend maturities beyond one year.

     During the three months ended March 31, 1999 total deposits grew $11,422,000 or 6.0% to $202,648,000. Future deposit growth will be accomplished through deposit promotions, business development programs and continued branch expansion. The Bank opened its fourth branch in February 1999.

                        Deposits by Major Classification


                                                     March 31, 1999                            December 31, 1998
                                          -----------------------------------          ---------------------------------
                                          Weighted                                     Weighted
                                           Average                                      Average
                                           Interest                     % of            Interest                   % of
                                             Rate        Amount         Total             Rate       Amount        Total
                                          ----------   ---------       -------         ---------    --------      -------
                                                                         (Dollars in thousands)
Interest checking                           2.99%       $ 18,232         9.01%            2.62%    $  16,432        8.59%
Money market                                2.59%          2,077         1.02%            2.57%        1,580        0.83%
Savings                                     3.44%         56,077        27.67%            3.44%       54,082       28.28%
Time                                        5.35%        109,782        54.17%            5.46%      100,107       52.35%
                                            -----       --------       ------             ----      --------      ------
  Total interest-bearing deposits           4.51%        186,168        91.87%            4.53%      172,201       90.05%
                                            =====                                         ====
Non interest-bearing deposits                             16,480         8.13%                        19,025        9.95%
                                                        --------       ------                       --------      ------
Total deposits                                          $202,648       100.00%                      $191,226      100.00%
                                                        ========       ======                       ========      ======


Borrowings

     Borrowings increased $14,988,000 from $29,936,000 at December 31, 1998 to $44,924,000 at March 31, 1999. At March 31, 1999 securities sold under agreement to repurchase consisted of $15,000,000 in borrowings from the FHLB maturing in 30 days; $10,730,000 in borrowings from a securities broker maturing in 30 days, and $4,194,000 in retail repurchase agreements maturing overnight. At December 31, 1998 borrowings from the FHLB and retail customers were $11,000,000 and $3,936,000, respectively.

     All borrowings from the FHLB are secured by a blanket lien against all of the Bank's assets. In addition, the FHLB amended its policies in 1998 to require its borrowers who exceed 50% of their maximum borrowing capacity to deliver certain securities to them as collateral. As of March 31, 1999 the Bank delivered $24,389,000 in investments as collateral to the FHLB under this new policy. In addition, $11,139,000 in investment securities are held by a securities broker as collateral against our borrowings. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings.

     Long-term FHLB advances mature in the year 2002. These advances are subject to repricing every six months at which time the issuer may convert the borrowing to a variable rate if current rates are higher. Should the issuer convert the borrowing, the Company may prepay the debt without penalty.

                                   Borrowings

                                                           March 31, 1999         December 31, 1998
                                                        --------------------    ---------------------
                                                                    Weighted                 Weighted
                                                                    Average                  Average
                                                         Amount      Rate        Amount        Rate
                                                        --------    --------    --------     --------
                                                                    (Dollars in thousands)
Securities sold under agreement to repurchase           $ 29,924     4.85%      $ 14,936      4.74%
FHLB advances                                             15,000     5.42%        15,000      5.42%
                                                        --------     ----       --------      ----
                                                        $ 44,924     5.04%      $ 29,936      5.08%
                                                        ========     ====       ========      ====

Other liabilities

     Other liabilities decreased $375,000 from $3,233,000 at December 31, 1998 to $2,858,000 at March 31, 1999. This decrease relates principally to a $231,000 decrease in expenses payable on our capital securities and the timing difference between the accrual and payment of other normal recurring operating expenses. Expenses related to our capital securities are payable semi-annually in February and August.

Capital Adequacy

     At March 31, 1999, management believes that the Company is in compliance with all applicable regulatory requirements to be classified as "well capitalized" pursuant to FDIC regulations. The Company plans to remain well capitalized and manages the Bank accordingly. During the past twelve months the Company completed two capital raising initiatives.

     On August 11, 1998, $10,000,000 in capital securities were issued by the Company's subsidiary, PBI Capital Trust. Proceeds from the capital securities provide the Company with additional Tier I and Tier II capital. The capital securities, which represent the minority interest in equity accounts of subsidiaries, are limited to 25% of Tier I capital. As the Company's equity grows, a greater portion of the capital securities will count towards Tier I capital.

     On December 22, 1998 the Company commenced an offering of common stock at $11.00 per share. This offering expired on March 31, 1999. The Company issued 272,416 shares during this offering with net proceeds totaling $2,839,000. The Company will use the net proceeds of the stock offering for general corporate purposes, including investments in or advances to the Bank, which increase the Bank's capital position and loan to one borrower lending limits. In addition, these proceeds may be used to support the continuing development of the Bank's franchise through possible expansion into related businesses.

     The tables below depict the Company's capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by FDIC regulations. At March 31, 1999, the Company exceeded all regulatory requirements and is classified as "well capitalized".

                               Capital Components

                                                     March 31, 1999    December 31, 1998
                                                     --------------    -----------------
                                                          (Dollars in thousands)
Tier I
Shareholders' equity                                    $ 14,855          $ 11,767
Allowable portion of minority interest in equity
   of subsidiaries                                         5,200             4,000
Net unrealized security losses                               721               399
                                                        --------          --------
Total Tier I Capital                                    $ 20,776          $ 16,166
                                                        ========          ========

Tier II
Allowable portion of minority interest in equity
   of subsidiaries                                      $  4,800          $  6,000
Allowable portion of the allowance for loan losses         1,959             1,805
Allowable portion of subordinated debt                     1,500             1,500
                                                        --------          --------
Total Tier II Capital                                   $  8,259          $  9,305
                                                        ========          ========
Total Capital                                           $ 29,035          $ 25,471

Risk-weighted assets                                     198,691           185,263



                                 Capital Ratios
                                                                                           "Adequately"       "Well"
                                                        Actual              Actual         Capitalized     Capitalized
                                                    March 31, 1999    December 31, 1998       Ratios         Ratios
                                                    --------------    -----------------    ------------    -----------
Total risk-based capital/risk-weighted assets           14.61%             13.75%              8.00%          10.00%
Tier I capital/risk-weighted assets                     10.46%              8.73%              4.00%           6.00%
Tier I capital/average assets (leverage ratio)           8.06%              6.75%              4.00%           5.00%



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

     For the three months ended March 31, 1999, operating and financing activities provided cash and cash equivalents of $2,139,000 and $29,249,000, respectively, while investing activities used $25,626,000. The cash provided by financing activities resulted from an increase in deposits and borrowings and the issuance of common stock. Deposits and borrowings grew $11,422,000 and $14,988,000, respectively, while net proceeds from the common stock offering totaled $2,839,000. This cash was primarily used for loan originations and the purchase of mortgage-backed and other securities. For the three months ended March 31, 1999, loans and investments grew $13,734,000 and $10,185,000, respectively.

     For the three months ended March 31, 1998, financing activities provided cash and cash equivalents of $9,671,000 while operating and investing activities used $229,000 and $4,074,000, respectively. The cash provided by financing activities resulted from a $19,791,000 increase in deposits. Cash totaling $31,120,000 was also provided by the sales and repayment of investment securities. Together, this cash was primarily used for loan originations, the purchase of corporate bonds, mortgage-backed and other securities and the repayment of borrowings. For the three months ended March 31, 1998, loans grew $5,052,000 while borrowings decreased by $10,120,000. Investment balances grew $959,000 as purchases were mostly offset by investment sales and repayments.

     The Bank monitors it liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales through its correspondent bank, Atlantic Central Bankers Bank. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Additional sources of funds are available through use of one of the following: $4,000,000 unsecured federal funds line of credit with Atlantic Central Bankers Bank or, the Bank's $38,697,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh (the
FHLB). The Bank could also sell or borrow against certain investment securities. At March 31, 1999, the Bank had $30,000,000 in borrowings outstanding at the FHLB. Borrowings against certain investment securities totaled $10,730,000 at March 31, 1999.

Recent Accounting Pronouncements

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

Accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale by a mortgage banking enterprise

   In October 1998 the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first quarter beginning after December 15, 1998 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. There was no impact on earnings, financial condition or equity from the adoption of this Statement since the company does not engage in the securitization of mortgage loans held for sale.

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

     Based on an ongoing assessment, the Company identified certain systems that required modification or replacement in order to use properly dates beyond December 31, 1999. The Company presently believes that as a result of modifications to existing software and hardware and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Problem could have a material adverse impact on the operations of the Company.

     Management initiated an enterprise-wide program to prepare the Company's computer systems and applications for the Year 2000. The Company has developed a comprehensive inventory of all PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer-related systems (such as postage meters and fax machines). The Company recognizes that the Bank's operating, processing and accounting operations are computer reliant and could be affected by the Y2K issue and has developed a plan to make the systems Y2K ready and to conduct testing on them by June 1999. As of March 31, 1999, substantially all of the Company's systems were believed to be Year 2000 ready. The Company will continue to test and validate certain systems for Y2K readiness through the second quarter of 1999.

     The Company has acquired its mission-critical system, which supports the Company's core business processes from a highly regarded third-party vendor. This vendor began in 1997 and completed by October 1998 renovations to its systems to make them Y2K ready. The remediated software was placed into daily production in October 1998. In November 1998, the Bank, along with other clients of this vendor, began comprehensive testing of the system's Y2K readiness. Such testing was completed in January 1999 with no Y2K related failures. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact the Company's computer systems. The Company could be adversely affected by the Y2K problem if it or unrelated parties fail to successfully address the problem. The Company has taken steps to communicate with the unrelated parties that it deals with to coordinate Year 2000 compliance. Additionally, the Company is dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. The Company is also assessing the impact, if any, the century date change may have on its credit risk.

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

Costs of year 2000

     To date, approximately $51,000 has been expensed as Year 2000 costs. Management expects to spend an additional $55,000 for this project which will be expensed as incurred over the next nine months. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues and the development of contingency plans, and are based on presently available information. The total cost of the project is being funded through operating cash flows. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next nine months to have a material effect on the financial position or results of operations. The Company believes that the cost of addressing the Y2K issues will not be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions. However, if compliance is not achieved in a timely manner by the Company or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the Company's operations and financial position. The Company believes that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues do not represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

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

                          PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

     At March 31, 1999, there were no material legal proceedings pending.

Item 2 -- Changes in Securities and Use of Proceeds

     On December 22, 1998 the Company commenced an offering of common stock at $11.00 per share. This offering expired on March 31, 1999. The Company issued 272,416 shares during this offering with net proceeds totaling $2,839,000. The Company will use the net proceeds of the stock offering for general corporate purposes, including investments in or advances to the Bank, which increase the Bank's capital position and loan to one borrower lending limits. In addition, these proceeds may be used to support the continuing development of the Bank's franchise through possible expansion into related businesses.

Item 3 -- Defaults Upon Senior Securities

     None.

Item 4 -- Submission of Matters to a Vote of Security Holders

     None.

Item 5 -- Other Information

     See Item 2 above.

Item 6 -- Exhibits and Reports on Form 8-K

The following exhibits are incorporated by reference herein or attached to this Form 10-QSB:

3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3i to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22,1997).

3.2 By-Laws (Incorporated by reference to Exhibit 3ii to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22,1997 as amended on September 9, 1997).

10.1 Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22,1997).

10.2 Change of Control Agreement between Premier Bank and John C. Soffronoff (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998).

10.3 Change of Control Agreement between Premier Bank and John J. Ginley (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998).

10.4 Change of Control Agreement between Premier Bank and Bruce E. Sickel (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998).

11.1 Statement re: Computation of per share earnings (Included at Note 4 of this Form 10-QSB).

27.1     Financial Data Schedule (Exhibit 27).

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Premier Bancorp, Inc.



Date                               Signature
----                               ---------

May 12, 1999                       /s/ John C. Soffronoff
                                   ----------------------
                                   John C. Soffronoff
                                   President, Chief Executive Officer, Director
                                   (Principal Executive Officer)

May 12, 1999                       /s/ Bruce E. Sickel
                                   -------------------
                                   Bruce E. Sickel
                                   Chief Financial Officer, Director
                                   (Principal Financial Officer)


                                Index of Exhibits
                                                                                   Page
                                                                                   ----
3.1      Articles of Incorporation (Incorporated by reference to Exhibit 3i to       *
         the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22,1997).

3.2      By-Laws (Incorporated by reference to Exhibit 3ii to the Company's          *
         Registration Statement No. 333-34243 on Form S-4 filed with the
         Securities and Exchange Commission on August 22,1997 as amended on
         September 9, 1997).

10.1     Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by            *
         reference to Exhibit 99.6 to the Company's Registration Statement No.
         333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22,1997).

10.2     Change of Control Agreement between Premier Bank and John C. Soffronoff     *
         (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-QSB filed with the Securities Exchange Commission on
         November 13, 1998).

10.3     Change of Control Agreement between Premier Bank and John J. Ginley         *
         (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly
         Report on Form 10-QSB filed with the Securities Exchange Commission on
         November 13, 1998).

10.4     Change of Control Agreement between Premier Bank and Bruce E. Sickel        *
         (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly
         Report on Form 10-QSB filed with the Securities Exchange Commission on
         November 13, 1998).

11.1     Statement re: Computation of per share earnings (Included at Note 4 of      6
         this Form 10-QSB).

27.1     Financial Data Schedule (Exhibit 27).                                      35


* Incorporated by reference.