Form 10QSB
period 1999-06-30
PREMIER BANCORP INC /PA/
filed 1999-08-13
CIK 1044651

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended: June 30, 1999


  [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

         For the transition period from .............. to ..............

                        Commission file number: 333-34243

                              PREMIER BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Pennsylvania                                  23-2921058
 -------------------------------                      -------------------
 (State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                       Identification No.)



                  379 North Main Street, Doylestown, PA 18901
                  -------------------------------------------
                    (Address of principal executive offices)

                                 (215) 345-5100
                           --------------------------
                           (Issuer's telephone number)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,915,603 as of July 31, 1999.

     Transitional Small Business Disclosure format (check one):
Yes    No X
   ---   ---

                         PART I - Financial Information

Item 1 -- Financial Statements

                             PREMIER BANCORP, INC.
                 CONSOLIDATED FINANCIAL STATEMENTS OF CONDITION


                                                                                  June 30, 1999
                                                                                   (Unaudited)         December 31, 1998
                                                                                  -------------        -----------------
                                                                                          (Dollars in thousands)
Assets
Cash and due from banks                                                             $  6,669               $  4,765
Federal funds sold                                                                     2,991                      1
Interest-bearing deposits                                                                500                    134
                                                                                    --------               --------
Cash and cash equivalents                                                             10,160                  4,900
Investment securities:
     Held to maturity (fair value $7,023 in 1999 and $5,479 in 1998)                   7,130                  5,492
     Available for sale (amortized cost $112,560 in 1999 and $94,493 in 1998)        108,645                 93,888
Loans held for sale                                                                       --                  1,627
Loans receivable (net of allowance for loan losses of $2,144 in 1999
     and $1,805 in 1998)                                                             164,534                138,100
Accrued interest receivable                                                            1,974                  1,785
Premises and equipment                                                                 3,339                  1,638
Other real estate owned                                                                   --                    200
Deferred taxes                                                                         1,951                    826
Other assets                                                                             693                    737
                                                                                    --------               --------
Total assets                                                                        $298,426               $249,193
                                                                                    ========               ========
Liabilities, minority interest in subsidiaries and shareholders' equity
Deposits                                                                            $216,948               $191,226
Borrowings                                                                            48,661                 29,936
Accrued interest payable                                                               2,516                  1,531
Other liabilities                                                                      5,103                  3,233
Subordinated debt                                                                      1,500                  1,500
                                                                                    --------               --------
Total liabilities                                                                    274,728                227,426
Corporation obligated mandatorily redeemable capital securities of subsidiary
     trust holding solely junior subordinated debentures of the Corporation           10,000                 10,000
Shareholders' equity
Common stock- $0.33 par value; 30,000,000 shares authorized; issued and
outstanding 2,915,603 at June 30, 1999 and 2,635,340 at December 31, 1998                972                    879
Additional paid-in capital                                                             9,940                  7,147
Retained earnings                                                                      5,371                  4,140
Accumulated other comprehensive loss                                                  (2,585)                  (399)
                                                                                    --------               --------
Total shareholders' equity                                                            13,698                 11,767
                                                                                    --------               --------
Total liabilities, minority interest in subsidiaries and shareholders' equity       $298,426               $249,193
                                                                                    ========               ========


The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          For the three months           For the six months
                                                             ended June 30,                 ended June 30,
                                                           1999          1998             1999          1998
                                                        ----------    ----------       ----------    ---------
                                                             (Dollars in thousands; except per share data)
Interest income:
   Loans                                                $    3,416    $    2,672       $    6,610    $    5,171
   Federal funds sold and interest-bearing deposits             31            70               38           110
   Investments:
     Taxable                                                 1,562         1,032            2,940         2,106
     Tax-exempt                                                251           133              500           252
                                                        ----------    ----------       ----------    ----------
Total interest income                                        5,260         3,907           10,088         7,639
                                                        ----------    ----------       ----------    ----------
Interest expense:
   Deposits                                                  2,139         1,876            4,130         3,540
   Borrowings                                                  582           301            1,040           726
                                                        ----------    ----------       ----------    ----------
Total interest expense                                       2,721         2,177            5,170         4,266
                                                        ----------    ----------       ----------    ----------
Net interest income                                          2,539         1,730            4,918         3,373
Provision for loan losses                                      185           121              352           235
                                                        ----------    ----------       ----------    ----------
Net interest income after loan loss provision                2,354         1,609            4,566         3,138

Non-interest income:

   Service charges and other fees                               46            47               96            91
   Loss, net, on sale of investment
    securities available for sale                              (11)          (33)             (58)           (6)
   Gain on sale of loans held for sale                          20            17               60            22
                                                        ----------    ----------       ----------    ----------
Total non-interest income                                       55            31               98           107
Non-interest expense:
   Salaries and employee benefits                              691           502            1,374         1,051
   Occupancy                                                   101           100              208           199
   Data processing                                             158           120              319           212
   Professional services                                        53            71               99           140
   Marketing                                                    68            39              134            99
   Minority interest in expense of subsidiaries                218            --              430             -
   Other                                                       262           227              483           407
                                                        ----------    ----------       ----------    ----------
Total non-interest expense                                   1,551         1,059            3,047         2,108
                                                        ----------    ----------       ----------    ----------
Income before income tax                                       858           581            1,617         1,137
Income tax expense                                             198           195              386           376
                                                        ----------    ----------       ----------    ----------
Net income                                              $      660    $      368       $    1,231    $      761
                                                        ==========    ==========       ==========    ==========
Earnings per share:
   Basic                                                $     0.23    $     0.15       $     0.44    $     0.29
   Diluted                                                    0.21          0.13             0.39          0.26
Weighted average number of shares outstanding:
   Basic                                                 2,913,617     2,630,340        2,826,222     2,630,340
   Diluted                                               3,218,974     2,913,403        3,133,850     2,908,341


The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the six months ended June 30,                                                           1999             1998
---------------------------------                                                          -------          ------
                                                                                            (Dollars in thousands)
Operating activities:
   Net income                                                                              $ 1,231          $  761
   Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation expense                                                                      168             110
     Provision for loan losses                                                                 352             235
     Amortization of premiums and discounts on investment securities held to maturity            6               8
     Amortization of premiums and discounts on investment securities available for sale         71              96
     Loss on sale of investment securities available for sale                                   58               6
     Gain on sale of loans held for sale                                                       (60)            (22)
     Originations of loans held for sale                                                    (5,881)         (3,300)
     Proceeds from sale of loans held for sale                                               7,568           2,917
     Increase in accrued interest receivable                                                  (189)            (34)
     Decrease in other assets                                                                   44             105
     Increase in deferred loan fees                                                             44              41
     Increase in accrued interest payable                                                      985             541
     Increase (decrease) in other liabilities                                                1,894            (489)
                                                                                           -------          ------
Net cash provided by operating activities                                                    6,291             975
                                                                                           -------          ------
Investing activities:
   Proceeds from sale of investment securities available for sale                           10,043          59,131
   Repayment of investment securities available for sale                                     2,285           6,340
   Purchase of investment securities available for sale                                    (30,524)        (65,832)
   Repayment of investment securities held to maturity                                         355           4,489
   Purchase of investment securities held to maturity                                       (1,999)           (999)
   Net increase in loans receivable                                                        (26,831)        (12,758)
   Proceeds from sale of other real estate owned                                               200              81
   Purchases of premises and equipment                                                      (1,869)            (86)
                                                                                           -------          ------
Net cash used in investing activities                                                      (48,340)         (9,634)
                                                                                           -------          ------
Financing activities:
   Net increase in deposits                                                                 25,722          28,448
   Net increase (decrease) in borrowings less than 90 days                                  18,725         (20,098)
   Increase in borrowings greater than 90 days                                                  --           5,000
   Proceeds from the issuance of common stock, net                                           2,850              --
   Proceeds from exercised stock options                                                        12              --
                                                                                           -------          ------
Net cash provided by financing activities                                                   47,309          13,350
                                                                                           -------          ------
Increase in cash and cash equivalents:                                                       5,260           4,691
Cash and cash equivalents
   Beginning of period                                                                       4,900           4,393
                                                                                           -------          ------
   End of period                                                                           $10,160          $9,084
                                                                                           =======          ======
Composed of:
   Cash and due from banks                                                                 $ 6,669          $3,908
   Federal funds sold                                                                        2,991           5,107
   Interest-bearing deposits                                                                   500              69
                                                                                           -------          ------
Total cash and cash equivalents                                                            $10,160          $9 084
                                                                                           =======          ======
Supplemental disclosures:
   Cash payments for:
     Interest expense                                                                      $ 4,185          $3,725
     Taxes                                                                                     475             500
Supplemental disclosure of noncash activities:
   Change in unrealized loss on investment securities available for sale                   $(3,310)         $  (75)
   Change in deferred tax asset related to investment securities available for sale          1,124              26
   Tax effect of exercised stock options                                                        24              --
   Transfer of loans to other real estate owned                                                 --             297


The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     We were incorporated under the laws of the Commonwealth of Pennsylvania on July 15, 1997. We were reorganized as the one-bank holding company of Premier Bank (the Bank) on November 17, 1997. Through our principal subsidiary bank, Premier Bank, we provide a wide range of financial services to individual and corporate customers through our branch banking system located in Bucks and Northampton Counties in Pennsylvania, all of which is managed as one operating segment. Premier Bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia (the FRB) and the Federal Deposit Insurance Corporation (the FDIC). The Bank competes with other financial institutions and other financial services companies with respect to services offered and customers. We are regulated by certain federal agencies and are periodically examined by them.

2.   Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements include the accounts of Premier Bancorp, Inc. and our wholly owned subsidiaries, Premier Bank and PBI Capital Trust. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

3.   Use of Estimates

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the carrying value of other real estate owned, if any.

4.   Earnings Per Share

     Basic earnings per share is calculated on the basis of weighted average number of shares outstanding. Options to purchase 675,669 and 677,349 shares of common stock were outstanding at June 30, 1999 and 1998, respectively. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Earnings Per Share (continued)

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                     For the three months ended June 30, 1999
                                   --------------------------------------------
                                   (Dollars in thousands; except per share data)

                                         Net                        Per share
                                       income          Shares         Amount
                                       ------        ---------       -------
Basic earnings per share               $  660        2,913,617        $ 0.23
Effect of dilutive stock options           --          305,357         (0.02)
                                       ------        ---------        ------
Diluted earnings per share             $  660        3,218,974        $ 0.21
                                       ======        =========        ======


                                     For the three months ended June 30, 1998
                                   --------------------------------------------
                                   (Dollars in thousands; except per share data)

                                         Net                        Per share
                                       income          Shares         Amount
                                       ------        ---------       -------
Basic earnings per share               $  386        2,630,340        $ 0.15
Effect of dilutive stock options           --          283,063         (0.02)
                                       ------        ---------        ------
Diluted earnings per share             $  386        2,913,403        $ 0.13
                                       ======        =========        ======


                                      For the six months ended June 30, 1999
                                   --------------------------------------------
                                   (Dollars in thousands; except per share data)

                                         Net                        Per share
                                       income          Shares         Amount
                                       ------        ---------       -------
Basic earnings per share               $1,231        2,826,222        $ 0.44
Effect of dilutive stock options           --          307,628         (0.05)
                                       ------        ---------        ------
Diluted earnings per share             $1,231        3,133,850        $ 0.39
                                       ======        =========        ======


                                      For the six months ended June 30, 1998
                                   --------------------------------------------
                                   (Dollars in thousands; except per share data)

                                         Net                        Per share
                                       income          Shares         Amount
                                       ------        ---------       -------
Basic earnings per share               $  761        2,630,340        $ 0.29
Effect of dilutive stock options           --          278,001         (0.03)
                                       ------        ---------        ------
Diluted earnings per share             $  761        2,908,341        $ 0.26
                                       ======        =========        ======

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Comprehensive Income (Loss)

     The following table displays net income and the components of other comprehensive income (loss) to arrive at total comprehensive income (loss). For us, the only component of other comprehensive income (loss) is the change in the estimated fair value of investment securities available for sale.

                                                                   For the three months      For the six months
                                                                      ended June 30,           ended June 30,
                                                                   --------------------      ------------------
                                                                     1999          1998        1999        1998
                                                                   -------        -----      --------      ----
                                                                                (Dollars in thousands)
Net income                                                         $   660        $ 386      $  1,231      $761
Other comprehensive (loss) income, net of tax:
  Unrealized (losses) gains on securities available for sale:
    Unrealized holding (losses) gains during the period             (1,871)          52        (2,224)       20
    Reclassification adjustment for losses included in net income        7           22            38         4
                                                                   -------         ----       -------      ----
Other comprehensive (loss) income                                   (1,864)          74        (2,186)       24
                                                                   -------         ----       -------      ----
Comprehensive (loss) income                                        $(1,204)        $460       $  (955)     $785
                                                                   =======         ====       =======      ====

6.   Capital Securities

         On August 11, 1998, our subsidiary, PBI Capital Trust (the Trust) issued $10,000,000 of 8.57% capital securities due August 15, 2028. The Trust is a statutory business trust created under the laws of Delaware. We are the sole owner of the Trust. The Trust used the proceeds from the capital securities to acquire $10,000,000 in 8.57% Junior Subordinated Deferrable Interest Debentures issued by us. The Junior Subordinated Debentures are the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole revenue of the Trust. We are using the proceeds from the sale of the Junior Subordinated Debentures for general corporate purposes, including, but not limited to, investments in and advances to our subsidiary, Premier Bank, repurchases of our common stock, branch expansion, and funding loans. The precise amount and timing of the application of the net proceeds used for such corporate purposes depends on the funding requirements and the availability of other funds to us and the Bank. Proceeds from the capital securities provide us with additional Tier I and Tier II capital.

     At June 30, 1999, we were required to maintain a reserve account equal to one year's expense on our capital securities. This reserve is required at all times except during times that the ratio of our total unsecured debt to shareholders' equity is equal to or less than 70% and the Bank has the capacity to pay dividends in an amount equal to or greater than two times the amount of interest payable on the junior subordinated debentures for a one-year period. At June 30, 1999, we were required to maintain a reserve account since our unsecured debt to equity ratio exceeded 70%. This reserve account was invested in available for sale investment securities with an estimated fair market value of $950,000 at June 30, 1999.

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

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Common Stock Offering

     On December 22, 1998, we commenced an offering of common stock at $11.00 per share. This offering expired on March 31, 1999. We issued 272,416 shares during this offering with net proceeds totaling $2,850,000. We will use the net proceeds of the stock offering for general corporate purposes, including investments in or advances to the Bank to increase the Bank's capital position in order to raise lending limits and increase lending activity. In addition, these proceeds may be used to support the continuing development of the Bank's franchise through branch expansion and possible expansion into related businesses. At June 30, 1999, 2,915,603 shares of common stock were issued and outstanding.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     We are a Pennsylvania business corporation and a registered bank holding company headquartered in Doylestown, Bucks County, Pennsylvania. We were incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. Each outstanding share of Premier Bank common stock was converted into one share of Premier Bancorp, Inc. stock under the Plan of Reorganization approved by the Bank's shareholders. Our primary business is the operation of our wholly owned subsidiary, Premier Bank, which is managed as a single business segment.

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

     Our consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on our interest-earning assets, such as loans and securities, and the interest expense paid on our interest-bearing liabilities, such as deposits and borrowed money. We also generate non-interest income such as service charges and other fees. Our non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing, data processing costs and other operating expenses. The Bank is subject to losses from its loan portfolio if borrowers fail to meet their obligations. Our results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

     The following is management's discussion and analysis of the significant changes in the results of operations for the three and six months ended June 30, 1999 as compared to the same periods in 1998 and changes in financial condition from December 31, 1998 to June 30, 1999. Current performance may not be indicative of future performance. This discussion should be read in conjunction with the 1998 Annual Report on Form 10-KSB.

     In addition to historical information, this management discussion and analysis contains forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of this date. We are not obligated to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after this date. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and any current reports on Form 8-K.


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

     We also try to maximize earnings, given our current level of capital and interest rate sensitivity, by borrowing funds and purchasing investment securities as discussed in "Capital Leverage Strategy", below. Management continually monitors the quality of our loan and investment portfolios. In addition, we use various asset/liability modeling techniques to measure and manage the impact of interest rate changes on our net interest income and capital.

Capital Leverage Strategy

     We plan to remain "well capitalized" as defined by Bank regulations and manage our business accordingly. Current capital levels exceed the regulatory requirement for "well capitalized" classification. A portion of the capital in excess of required amounts has been deployed through the use of a capital leverage strategy whereby the Bank invests in high quality mortgage-backed securities, municipal and corporate bonds and U.S. government agency securities, together, called leverage assets, funded by short and intermediate term borrowings principally from the Federal Home Loan Bank of Pittsburgh and reverse repurchase agreements. The capital leverage strategy generates additional earnings by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. This positive spread is created because the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase. The net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. The capital leverage strategy has been undertaken in accordance with the limits established by the Board of Directors for enhancing profitability under moderate levels of interest rate risk.

     The following table sets forth, for the periods indicated, certain key average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).


         Average Balances, Rates and Interest Income and Expense Summary

 For the three months ended June 30,                                    1999                             1998
                                                          ------------------------------    -----------------------------
                                                          Average                Average    Average               Average
                                                          Balance     Interest    Rate      Balance     Interest    Rate
                                                          --------    --------    -----     --------    --------   ------
                                                                               (Dollars in thousands)
Assets
  Interest-bearing deposits                               $    433     $    6     5.56%     $    383     $    5     5.24%
  Federal funds sold                                         2,199         25     4.56%        4,918         65     5.30%
  Investment securities available for sale
   Taxable                                                  84,801      1,465     6.93%       50,552        831     6.59%
   Tax-exempt(1)                                            20,096        380     7.58%       10,255        203     7.94%
  Investment securities held to maturity                     6,172         97     6.33%       12,119        200     6.63%
                                                          --------     ------     ----      --------     ------     ----
   Total investment securities                             111,069      1,942     7.01%       72,926      1,234     6.79%
  Loans, net of unearned income (2)(3)(4)                  160,224      3,428     8.58%      118,238      2,685     9.11%
                                                          --------     ------     ----      --------     ------     ----
  Total earning assets                                     273,925      5,401     7.91%      196,465      3,989     8.14%
  Cash and due from banks                                    4,445                             3,190
  Allowance for loan losses                                 (2,039)                           (1,481)
  Other assets                                               7,114                             4,657
                                                          --------                          --------
Total assets                                              $283,445                          $202,831
                                                          ========                          ========

Liabilities, minority interest in subsidiaries
  and shareholders' equity
  Interest checking                                       $ 17,514        114     2.61%       12,738         82     2.58%
  Money market deposit accounts                              1,569         10     2.56%        1,697         11     2.60%
  Savings accounts                                          55,648        476     3.43%       49,422        475     3.86%
  Time deposits                                            116,295      1,539     5.31%       90,657      1,308     5.79%
                                                          --------     ------     ----      --------     ------     ----
    Total interest-bearing deposits                        191,026      2,139     4.49%      154,514      1,876     4.87%
  Short-term borrowings                                     28,827        354     4.93%        5,211         69     5.31%
  Long-term borrowings                                      15,000        201     5.37%       15,000        203     5.43%
                                                          --------     ------     ----      --------     ------     ----
    Total borrowings                                        43,827        555     5.08%       20,211        272     5.40%
  Subordinated debt                                          1,500         27     7.22%        1,500         29     7.55%
                                                          --------     ------     ----      --------     ------     ----
  Total interest-bearing liabilities                       236,353      2,721     4.62%      176,225      2,177     4.95%
  Non-interest-bearing deposits                             18,303                            12,620
  Other liabilities                                          4,166                             3,136
  Capital securities                                        10,000                                --
  Shareholders' equity                                      14,623                            10,850
                                                          --------                          --------
Total liabilities, minority interest in
  subsidiaries and shareholders' equity                   $283,445                          $202,831
                                                          ========                          ========

  Net interest income/rate spread                                      $2,680     3.29%                  $1,812     3.19%
                                                                       ======     ====                   ======     ====

  Net interest margin(5)                                                          3.92%                             3.70%

  Average interest-earning assets as a percentage
    of average interest-bearing liabilities                 115.90%                           111.49%

-------------
(1) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.
(2) Includes non-accrual loans of $888,000 and $181,000 on average for the three months ended June 30, 1999 and 1998, respectively.
(3) Includes tax-exempt loans of $1,227,000 and $1,356,000 on average for the three months ended June 30, 1999 and 1998, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.
(4) Includes loans held for sale of $360,000 and $427,000 on average for the three months ended June 30, 1999 and 1998, respectively.
(5) Net interest margin is calculated as net interest income divided by average interest-earning assets.

         The following table sets forth, for the periods indicated, certain key average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).


         Average Balances, Rates and Interest Income and Expense Summary

For the six months ended June 30,                                   1999                              1998
                                                     --------------------------------    ----------------------------
                                                     Average                  Average    Average               Average
                                                     Balance      Interest     Rate      Balance     Interest    Rate
                                                     --------     --------    -------    -------     --------  -------
                                                                            (Dollars in thousands)
Assets
 Interest-bearing deposits                           $    359      $    8      4.49%     $    335     $    6     3.61%
 Federal funds sold                                     1,320          30      4.58%        3,856        104     5.44*
 Investment securities available for sale
  Taxable                                              81,966       2,801      6.89%       50,315      1,654     6.63%
  Tax-exempt(1)                                        19,921         758      7.67%        9,664        382     7.97%
 Investment securities held to maturity                 4,493         139      6.25%       13.484        452     6.76%
                                                     --------      ------      ----      --------     ------     ----
  Total investment securities                         106,380       3,698      7.01%       73,463      2,488     6.83%

 Loans, net of unearned income (2)(3)(4)              153,706       6,633      8.70%      114.308      5.197     9.17%
                                                     --------      ------      ----      --------     ------     ----
 Total earning assets                                 261,765      10,369      7.99%      191,962      7,795     8.19%
 Cash and due from banks                                4,244                               3,347
 Allowance for loan losses                             (1,958)                             (1,445)
 Other assets                                           6,668                               4,599
                                                     --------                            --------
Total assets                                         $270,719                            $198,463
                                                     ========                            ========
Liabilities, minority interest in subsidiaries
   and shareholders' equity
   Interest checking                                 $ 16,715         217      2.62%     $ 11,982        154     2.59%
   Money market deposit accounts                        1,724          22      2.57%        1,731         22     2.56%
   Savings accounts                                    55,321         942      3.43%       47,741        916     3.87%
   Time deposits                                      111,301       2,949      5.34%       85,228      2,448     5.79%
                                                     --------      ------      ----      --------     ------     ----
     Total interest-bearing deposits                  185,061       4,130      4.50%      146,682      3,540     4.87%
 Short-term borrowings                                 24,196         585      4.88%        9,870        265     5.41%
 Long-term borrowings                                  15,000         402      5.40%       15,000        402     5.40%
                                                     --------      ------      ----      --------     ------     ----
    Total borrowings                                   39,196         987      5.08%       24,870        667     5.41%
 Subordinated debt                                      1.500          53      7.13%        1,500         59     7.93%
                                                     --------      ------      ----      --------     ------     ----
 Total interest-bearing liabilities                   225,757       5,170      4.62%      173,052      4,266     4.97%
 Non-interest-bearing deposits                         17,516                              11,863
 Other liabilities                                      3,719                               2,903
 Capital securities                                    10,000                                  --
 Shareholders' equity                                  13,727                              10,645
                                                     --------                            --------
Total liabilities, minority interest in
  subsidiaries and shareholders" equity              $270,719                            $198,463
                                                     ========                            ========
  Net interest income/rate spread                                  $5,199      3.37%                  $3,529     3.22%
                                                                   ======      ====                   ======     ====
  Net interest margin(5)                                                       4.01%                             3.71%

 Average interest-earning assets as a percentage
   of average interest-bearing liabilities             115.95%                             110.93%


-------------
(1) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.
(2) Includes non-accrual loans of $973,000 and $232,000 on average for the six months ended June 30, 1999 and 1998, respectively.
(3) Includes tax-exempt loans of $1,243,000 and $1,372,000 on average for the six months ended June 30, 1999 and 1998, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.
(4) Includes loans held for sale of $469,000 and $366,000 on average for the six months ended June 30, 1999 and 1998, respectively.
(5) Net interest margin is calculated as net interest income divided by average interest-earning assets.

Growth Trend

     Total assets grew in excess of 25% in each of the past five years from $38,336,000 at December 31, 1993 to $249,193,000 at December 31, 1998. During
this same period, total loans and total deposits grew in excess of 25% and 20%, respectively, each year. This pattern of growth continued through the first half of 1999. Total assets grew to $298,426,000 at June 30, 1999 or by 20% compared to year-end 1998. Loans and deposits totaled $167,166,000 and $216,948,000, respectively, at June 30, 1999. This represents a 19% and 13% growth rate for loans and deposits, respectively, compared to year-end 1998 balances. We continue to focus our lending activity on small businesses and professionals within the local community. As in the past, we will continue to hire new loan officers to grow our loan portfolio. We increased deposits through aggressive pricing, direct marketing and branch expansion. In February 1999, the Bank opened its fourth branch (the Floral Vale branch) in Lower Makefield Township, Bucks County, Pennsylvania. New personnel have been hired and improvements to our computer systems have been made to support our growth initiatives.

     The discussion that follows compares the financial results for the three and six months ended June 30, 1999 to the same periods in 1998. The change in financial results over the past year are described mostly in terms of our growth.

Results of  Operations

     For the three months ended June 30, 1999, we reported diluted earnings per share of $.21, an increase of 62% from the $.13 reported for the same period in 1998. Net income of $660,000 for the three months ended June 30, 1999 was $274,000 or 71% higher than the $386,000 reported for the same period in 1998. Return on average assets was .93% for the three months ended June 30, 1999 compared to .76% for the same period in 1998. Return on average equity, exclusive of the unrealized gain/loss on investment securities available for sale was 16.80% for the three months ended June 30, 1999 compared to 14.29% for the same period in 1998. Earnings in 1999 were higher than 1998 primarily due to the continued growth in interest-earning assets, which outpaced the growth in interest-bearing liabilities.

     For the six months ended June 30, 1999, we reported diluted earnings per share of $.39, an increase of 50% from the $.26 reported for the same period in 1998. Net income of $1,231,000 for the six months ended June 30, 1999 was $470,000 or 62% higher than the $761,000 reported for the same period in 1998. Return on average assets was .92% for the six months ended June 30, 1999 compared to .77% for the same period in 1998. Return on average equity, exclusive of the unrealized gain/loss on investment securities available for sale was 17.06% for the six months ended June 30, 1999 compared to 14.46% for the same period in 1998. Earnings in 1999 were higher than 1998 primarily due to the continued growth in interest-earning assets, which outpaced the growth in interest-bearing liabilities.

Net interest income

     Net interest income is our most significant component of operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment and by competition.

     For the three months ended June 30, 1999, net interest income, on a tax-equivalent basis, was $868,000 higher than the same period in 1998. This increase was primarily a function of asset growth and a higher ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets grew $77,460,000 or 39% from $196,465,000 at June 30, 1998 to $273,925,000 at June 30, 1999. Average investment and average loan balances increased $38,143,000 and $41,986,000, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 111.49% at June 30, 1998 to 115.90% at June 30, 1999. This increase had a positive impact on net interest income and net interest margin. The net interest margin improved 22 basis points from 3.70% at June 30, 1998 to 3.92% at June 30, 1999. The net interest rate spread improved 10 basis points from 3.19% at June 30, 1998 to 3.29% at June 30, 1999. Overall interest rates moved lower during the later part of 1998 and remained relatively unchanged through the first quarter of 1999. During the second quarter of 1999 overall interest rates moved higher. The 23 basis point decrease in average yield on interest-earning assets was more than offset by the 33 basis point decrease in the average rate on interest-bearing liabilities.

     For the six months ended June 30, 1999, net interest income, on a tax-equivalent basis, was $1,670,000 higher than the same period in 1998. This increase was primarily a function of asset growth and a higher ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets grew $69,803,000 or 36% from $191,962,000 at June 30, 1998 to $261,765,000 at June 30, 1999. Average investment and average loan balances increased $32,917,000 and $39,398,000, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 110.93% at June 30, 1998 to 115.95% at June 30, 1999. This increase had a positive impact on net interest income and net interest margin. The growth in interest-earning assets was funded, in part, by the proceeds from our capital securities issued in August 1998. The net interest margin improved 30 basis points from 3.71% at June 30, 1998 to 4.01% at June 30, 1999. The net interest rate spread improved 15 basis points from 3.22% at June 30, 1998 to 3.37% at June 30, 1999. Overall interest rates moved lower during the later part of 1998 and were relatively unchanged during the first quarter of 1999. During the second quarter of 1999 overall interest rates moved higher. The 20 basis point decrease in average yield on interest-earning assets was more than offset by the 35 basis point decrease in the average rate on interest-bearing liabilities.

Non-interest income

     Non-interest income consists primarily of service charges on deposits and gains/losses on the sale of investment securities available for sale and loans held for sale.

     Total non-interest income was $55,000 for the three months ended June 30, 1999 compared to $31,000 for the same period in 1998. The change is principally due to the fact that net losses on the sale of investment securities available for sale totaled $11,000 for the three months ended June 30, 1999 compared to $33,000 for the same period in 1998. The level of gains or losses on investment sales is dependent upon the volume of transactions, the types of securities sold, timing and the interest rate environment.

     Total non-interest income was $98,000 for the six months ended June 30, 1999 compared to $107,000 for the same period in 1998. The change is principally due to the amount of losses realized on the sale of investment securities available for sale during the six months ended June 30, 1999 compared to 1998. Net losses on investment sales in 1999 related primarily to corporate bonds. The level of gains or losses on investment sales is dependent upon the volume of transactions, the types of securities sold, timing and the interest rate environment. Net losses on investment sales were partially offset by a $38,000 increase in gains on the sale of loans held for sale due to increased lending activity. The volume of loan originations and sales is largely dependent on interest rates and the volume of real estate transactions. The volume of loan originations and sales increased in 1999 due to the addition of one mortgage solicitor and lower interest rates during the first quarter of the year. As rates moved higher in the second quarter of 1999, originations and sales of loans slowed considerably.

Non-interest expense

     Non-interest expense consists primarily of general overhead necessary for operations including employee compensation and benefits, data processing, occupancy and other expenses. Expenses related to the capital securities issued in August 1998 are also included in non-interest expense under the caption "Minority interest in expense of subsidiaries".

     For the three months ended June 30, 1999, non-interest expenses were $1,551,000 or $492,000 higher than the $1,059,000 recorded during the same period in 1998. Overhead continues to increase due to the growth of the institution which includes the opening of our Floral Vale branch in February 1999. Salaries and benefits were $189,000 or 38% higher in 1999 compared to 1998. This increase is principally due to an increase in the number of employees and salary adjustments. The number of full-time equivalent employees grew from 44 at June 30, 1998 to 55 at June 30, 1999. Second quarter 1999 results also include $218,000 in minority interest in expense of subsidiaries related to the capital securities. Data processing costs increased $38,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes and new services.

     For the six months ended June 30, 1999, non-interest expenses were $3,047,000 or $939,000 higher than the $2,108,000 recorded during the same period in 1998. Salaries and benefits were $323,000 or 31% higher in 1999 compared to 1998. This increase is principally due to an increase in the number of employees and salary adjustments. In addition, 1999 results include $430,000 in minority interest in expense of subsidiaries related to the capital securities issued in August 1998. Data processing costs increased $107,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes, and new services.

Provision for loan losses

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that management deems adequate to provide for potential losses. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, and the composition of loan types within the portfolio.

     The provision for loan losses increased from $121,000 during the three months ended June 30, 1998 to $185,000 during the same period in 1999. The provision for loan losses also increased from $235,000 during the six months ended June 30, 1998 to $352,000 during the same period in 1999. The increase is primarily due to the overall increase in the size of the loan portfolio.

Income tax expense

     We recorded a $198,000 or 23.1% tax provision for the three months ended June 30, 1999 compared to $195,000 or 33.6% for the same period in 1998. We recorded a $386,000 or 23.9% tax provision for the six months ended June 30, 1999 compared to $376,000 or 33.1% for the same period in 1998. The effective tax rates for the three and six months ended June 30, 1999 were lower than the comparable periods in 1998 due principally to a higher level of tax-exempt securities.

Financial Condition

     Consolidated assets grew $49,233,000 or 20% during the six months ended June 30, 1999. Gross loans and investments grew $26,818,000 and $16,395,000, respectively. Asset growth was funded by a $25,722,000 and $18,725,000 increase in deposits and borrowings, respectively. Shareholders' equity grew by $1,931,000 to $13,698,000 at June 30, 1999. This increase was attributable to $2,850,000 in net proceeds from our common stock offering, $36,000 from exercised stock options and $1,231,000 in earnings, which were offset, in part, by $2,186,000 in unrealized losses on investments available for sale.

Investment securities

     Investment securities are classified at the time of purchase by one of three purposes: trading, available for sale (AFS) or held to maturity (HTM). To date, the Bank has not purchased any securities for trading purposes. The Bank usually classifies securities, in particular mortgage-backed securities and corporate bonds, as AFS to provide management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. The carrying values for AFS and HTM securities were $108,645,000 and $7,130,000, respectively, as of June 30, 1999. Total investments grew $16,395,000 to $115,775,000 at June 30, 1999 of which approximately 85% are fixed rate.

     The estimated fair value of our investment securities available for sale declined $3,310,000 from an unrealized loss of $605,000 at December 31, 1998 to an estimated unrealized loss of $3,915,000 at June 30, 1999. The estimated fair value of fixed rate securities moved sharply lower during the first half of 1999 due to higher interest rates. The 30 year treasury yield increased 87 basis points from 5.09% at December 31, 1998 to 5.96% at June 30, 1999. Available for sale securities are marked to market on the balance sheet with an adjustment to equity, net of tax, and presented in the caption "Accumulated other comprehensive loss".

                              Investment Portfolio

                                                         June 30. 1999
                                       ---------------------------------------------------
                                           Held to Maturity          Available for Sale
                                       -----------------------    ------------------------
                                       Amortized     Estimated    Amortized     Estimated
                                          Cost      Fair Value      Cost        Fair Value
                                       ---------    ----------    ---------     ----------
                                                    (Dollars in thousands)
U.S. government agency obligations       $4,997       $4,900      $  3,000       $  3,001
Mortgage-backed securities                1,633        1,623        52,303         50,419
State and municipal securities               --           --        19,212         18,593
Corporate bonds                              --           --        33,681         32,255
Equity securities                            --           --         4,249          4,262
Other debt securities                       500          500           115            115
                                         ------       ------      --------       --------
Total                                    $7,130       $7,023      $112,560       $108,645
                                         ======       ======      ========       ========

                                                          December 31, 1998
                                       ---------------------------------------------------
                                            Held to Maturity        Available for Sale
                                       -----------------------    ------------------------
                                       Amortized     Estimated    Amortized     Estimated
                                          Cost      Fair Value      Cost        Fair Value
                                       ---------    ----------    ---------     ----------
                                                     (Dollars in thousands)
U.S. government agency obligations       $2,998       $2,993      $     --       $     --
Mortgage-backed securities                1,994        1,986        35,411         35,463
State and municipal securities               --           --        18,533         18,702
Equity securities                            --           --         3,745          3,758
Corporate bonds                              --           --        36,689         35,850
Other debt securities                       500          500           115            115
                                         ------       ------      --------       --------
 Total                                   $5,492       $5,479      $ 94,493       $ 93,888
                                         ======       ======      ========       ========

Loans held for sale

     The Bank uses an outside company to originate and sell residential mortgages on its behalf. The $1,627,000 decrease in loans held for sale relates to the timing of loan originations versus their sale. Typically, these loans are sold within 30 days of their settlement. At June 30, 1999, there were no loans outstanding pending sale.

Loans

     Gross loans increased $26,818,000 from $140,348,000 at December 31, 1998 to $167,166,000 at June 30, 1999. The majority of the loan portfolio is collateralized, at least in part, by real estate in the greater Lehigh and Delaware Valleys. Real estate values are subject to risks associated with the general economy, among other matters.

     Inherent with the lending function is the evaluation and acceptance of credit risk and interest rate risk along with the opportunity cost of alternative deployment of funds. We manage credit risk associated with our lending activities through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Interest rate risk is managed within our asset/liability framework using various modeling techniques and analyses. The majority of the Bank's loans are fixed rate for a period of five years or less.

     The Bank's commercial lending activity is focused on small businesses and professionals within the local community. Lenders will continue to be hired to meet the credit needs of the community.


                                 Loan Portfolio

                                        June 30,1999      % of Total  December 31, 1998    % of Total
                                        ------------      ----------  -----------------    -----------
                                                            (Dollars in thousands)
Real estate-construction                  $  1,754            1.05%        $  2,161            1.54%
Real estate-residential                     31,339           18.75%          30,770           21.92%
Real estate-multi-family                     6,517            3.90%           5,135            3.66%
Real estate-commercial                     105,222           62.94%          86,008           61.28%
Commercial                                  21,299           12.74%          14,434           10.29%
Consumer                                     1,035            0.62%           1.840            1.31%
                                          --------          ------         --------          ------
Total loans                               $167,166          100.00%        $140,348          100.00%
                                          ========          ======         ========          ======
Unearned income                                488                              443
Allowance for loan losses                    2,144                            1,805
                                          --------                         --------
Total loans, net                          $164,534                         $138,100
                                          ========                         ========

Allowance for loan losses

     We maintain an allowance for loan losses and charge losses to this allowance when such losses are considered probable. The allowance for loan losses is maintained at a level which management considers adequate to provide for potential losses based upon known and inherent risks in the loan portfolio. Management's evaluation includes such factors as current economic conditions, actual loss experience and the current risk profile of the loan portfolio. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, delinquency and other factors previously described. Borrowers' risk ratings are determined by loan officers at the inception of each loan and are subject to ongoing analysis and update by loan officers and an independent loan reviewer. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Since the Bank is less than eight years old with a limited history for loan losses, management also uses peer group analysis to gauge the overall reasonableness of our loan loss reserves. While the allowance is determined and calculated based on specific loans or loan categories, the total allowance is considered available for losses in the entire loan portfolio. Changes in economic conditions and the financial condition of borrowers can occur quickly and, as a result, impact management's estimates.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment about information available to them at the time of examination.

     At June 30, 1999, the Bank had $2,144,000 in its allowance for loan losses, representing 1.28% of outstanding loans receivable compared to 1.29% and 1.27% at December 31, 1998 and June 30, 1998, respectively.

     The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated.


                            Allowance for Loan Losses

                                          For the six            For the year          For the six
                                         months ended                ended             months ended
                                         June 30, 1999         December 31, 1998      June 30, 1998
                                         -------------         -----------------      -------------
                                                            (Dollars in thousands)
Balance at beginning of period              $ 1,805                $  1,360              $ 1,360
Charge-offs
  Real estate-residential                        --                      60                   47
  Commercial                                      2                      --                   --
  Consumer                                       11                       8                    8
                                            -------                --------              -------
Total charge-offs                                13                      68                   55

Recoveries
  Consumer                                       --                       8                    1
                                            -------                --------              -------
Net charge-offs                                  13                      60                   54
Provision for loan losses                       352                     505                  235
                                            -------                --------              -------
Balance at end of period                    $ 2,144                $  1,805              $ 1,541
                                            =======                ========              =======

Total gross loans:
Average                                     159,864                 122,526              114,325
End of period                               167,166                 140,348              121,311

Ratios:
Net charge-offs to:
  Average loans                                0.01%                   0.05%                0 05%
  Loans at end of period                       0.01%                   0.04%                0 04%
  Allowance for loan losses                    0.61%                   3.32%                3.50%
  Provision for loan losses                    3.69%                  11.88%               22.98%

Allowance for loan losses to:
  Total gross loans at end of period           1.28%                   1.29%                1.27%
  Non-performing loans                       210.82%                 106.74%              446.67%

     Charge-offs against the allowance for loan losses in 1999 totaled $13,000. Because the Bank's loan portfolio is relatively immature given its recent growth rates, current charge-off and non-performing asset trends may not be indicative of future performance.

Non-performing assets

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned.

                              Non-Performing Assets


                                                       June 30, 1999    December 31, 1998
                                                       -------------    -----------------
                                                            (Dollars in thousands)
Loans past due 90 days or more and accruing
  Real estate-residential                                 $  130             $  605
  Commercial                                                   1                  6
                                                          ------             ------
    Total loans past due 90 days or more and accruing        131                611

Loans accounted for on a non-accrual basis
  Real estate-residential                                     21                 25
  Real estate-multi-family                                   865                890
  Real estate-commercial                                      --                165
                                                          ------             ------
  Total non-accrual loans                                    886              1,080
  Other real estate owned                                     --                200
                                                          ------             ------
  Total non-performing assets                             $1,017             $1,891
                                                          ======             ======
Ratio of non-performing loans to total loans                0.61%             1.20%

Ratio of non-performing assets to total assets              0.34%             0.76%

     Total non-accrual loans decreased $194,000 from $1,080,000 at December 31, 1998 to $886,000 at June 30, 1999. The decrease relates principally to the repayment in full of one commercial real estate loan in the amount of $162,000 in March 1999. Non-accrual multi-family real estate loans at June 30, 1999 include one loan in the amount of $865,000, which is secured by an apartment building. The apartment building was acquired by the Bank at sheriff's sale and transferred to other real estate owned in July 1999.

Premises and equipment

     Premises and equipment increased $1,701,000 from $1,638,000 at December 31, 1998 to $3,339,000 at June 30, 1999. In January 1999, the Bank exercised its option to purchase the Doylestown and Easton buildings for $1,251,000 in the aggregate. The remainder of the increase relates primarily to the Floral Vale branch, which opened in February 1999.

Other real estate owned

     There was no property classified as other real estate owned at June 30, 1999. There was one 1-4 family residential property in the amount of $200,000 at December 31, 1998. This property was sold in April 1999 with no gain or loss recorded on the sale.

Deferred taxes

     The $1,125,000 increase in deferred taxes from $826,000 at December 31, 1998 to $1,951,000 at June 30, 1999 relates to the change in the estimated fair market value of investment securities available for sale.

Deposits

     Premier Bank, a traditional community-based bank, is largely dependent upon its base of competitively priced core deposits to provide a stable funding source. The Bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and a stable and experienced staff. The Bank primarily attracts deposits from within its market area. Competition for deposits is increasing as our competitors now extend beyond traditional banking institutions and into a variety of financial services companies such as insurance companies, securities brokerage firms and mutual funds. Many of our competitors are significantly larger and have greater financial resources, personnel and locations to conduct business. In addition, the internet provides a low cost distribution channel to financial services companies that is not constrained by geography.

     Core deposits, which exclude time deposits greater than $100,000 grew $13,279,000 or 7.55% during the six months ended June 30, 1999 to $189,167,000.
Most of this growth occurred in time deposits. Total time deposits at June 30, 1999 were $120,702,000 or 56% of total deposits, of which $45,638,000 mature after one year. Depending on market conditions, management generally prices its time deposits to extend maturities beyond one year.

     During the six months ended June 30, 1999 total deposits grew $25,722,000 or 13% to $216,948,000. Future deposit growth will be accomplished through deposit promotions, business development programs and continued branch expansion. The Bank opened its fourth branch in February 1999.

                        Deposits by Major Classification

                                            June 30, 1999                  December 31, 1998
                                 --------------------------------   -------------------------------
                                 Weighted                           Weighted
                                 Average                            Average
                                 Interest                   % of    Interest                 % of
                                   Rate         Amount      Total     Rate       Amount      Total
                                 --------     --------     ------   --------    --------     ------
Interest checking                  2.53%       $ 17,873      8.24%    2.62%     $ 16,432      8.59%
Money market                       2.56%          1,111      0.50%    2.57%        1,580      0.83%
Savings                            3.41%         55,399     25.54%    3.44%       54,082     28.28%
Time                               5.30%        120,702     55.64%    5.46%      100,107     52.35%
                                   ----        --------    ------     ----      --------     -----
  Total interest-bearing deposits  4.49%        195,085     89.92%    4.53%      172,201     90.05%
                                   ====                               ====
Non-interest-bearing deposits                    21,863     10.08%                19,025      9.95%
                                               --------    ------               --------    ------
Total deposits                                 $216,948    100.00%              $191,226    100.00%
                                               ========    ======               ========    ======

Borrowings

     Borrowings increased $18,725,000 from $29,936,000 at December 31, 1998 to $48,661,000 at June 30, 1999. At June 30, 1999 securities sold under agreement to repurchase consisted of $15,000,000 in borrowings from the FHLB maturing within 90 days; $14,250,000 in borrowings from a securities broker maturing within 90 days, and $4,411,000 in retail repurchase agreements maturing overnight. At December 31, 1998 borrowings from the FHLB and retail customers were $11,000,000 and $3,936,000, respectively.

     All borrowings from the FHLB are secured by a blanket lien against all of the Bank's assets. In addition, the FHLB amended its policies in 1998 to require its borrowers who exceed 50% of their maximum borrowing capacity to deliver certain securities to them as collateral. As of June 30, 1999 the Bank delivered $23,826,000 in investments as collateral to the FHLB under this new policy. In addition, $15,026,000 in investment securities are held by a securities broker as collateral against Bank borrowings. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings.

     Long-term FHLB advances totaling $15,000,000 mature in the year 2002. These advances are subject to repricing every six months at which time the issuer may convert the borrowing to a variable rate if current rates are higher. Should the issuer convert the borrowing, the Bank may prepay the debt without penalty.

                                   Borrowings


                                                     June 30, 1999       December 31, 1998
                                                  ------------------    ------------------
                                                            Weighted              Weighted
                                                             Average               Average
                                                   Amount     Rate       Amount     Rate
                                                  -------   --------    -------   --------
                                                           (Dollars in thousands)
Securities sold under agreement to repurchase     $33,661     4.90%     $14,936     4.74%
Long term FHLB advances                            15,000     5.42%      15,000     5.42%
                                                  -------     ----      -------     ----
                                                  $48,661     5.06%     $29,936     5.08%
                                                  =======     ====      =======     ====

Other liabilities

     Other liabilities increased $1,870,000 from $3,233,000 at December 31, 1998 to $5,103,000 at June 30, 1999. This increase relates principally to a $2,000,000 accrual for the purchase of a mortgage-backed security. This trade settled in July 1999.

Capital Adequacy

     At June 30, 1999, we believe that we are in compliance with all applicable regulatory requirements to be classified as "well capitalized" pursuant to FDIC regulations. We plan to remain well capitalized and manage the Bank accordingly. During the past twelve months we completed two capital raising initiatives.

     On August 11, 1998, our subsidiary, PBI Capital Trust, issued $10,000,000 in capital securities. Proceeds from the capital securities provide us with additional Tier I and Tier II capital. The capital securities, which represent the minority interest in equity accounts of subsidiaries, are limited to 25% of Tier I capital. As our equity grows, a greater portion of the capital securities will count towards Tier I capital.

     On December 22, 1998, we commenced an offering of common stock at $11.00 per share. This offering expired on March 31, 1999. We issued 272,416 shares during this offering with net proceeds totaling $2,850,000. We will use the net proceeds of the stock offering for general corporate purposes, including investments in or advances to the Bank, which increase the Bank's capital position and loan to one borrower lending limits. In addition, these proceeds may be used to support the continuing development of the Bank's franchise through possible expansion into related businesses.

     The tables below depict our capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by FDIC regulations. At June 30, 1999, we exceeded all regulatory requirements and are classified as "well capitalized".

                               Capital Components

                                                     June 30, 1999    December 31, 1998
                                                     -------------    -----------------
                                                          (Dollars in thousands)
Tier I
Shareholders' equity                                    $ 13,698          $ 11,767
Allowable portion of minority interest in equity
  of subsidiaries                                          5,400             4,000
Net unrealized security losses                             2,585               399
                                                        --------          --------
Total Tier I Capital                                    $ 21,683          $ 16,166
                                                        ========          ========

Tier II
Allowable portion of minority interest in equity
  of subsidiaries                                       $  4,600          $  6,000
Allowable portion of the allowance for loan losses         2,144             1,805
Allowable portion of subordinated debt                     1,500             1,500
                                                        --------          --------
Total Tier II Capital                                   $  8,244          $  9,305
                                                        ========          ========

Total Capital                                           $ 29,927          $ 25,471

Risk-weighted assets                                     212,215           185,263


                                 Capital Ratios

                                                                                               "Adequately"       "Well"
                                                            Actual             Actual           Capitalized     Capitalized
                                                         June 30, 1999    December 31, 1998       Ratios          Ratios
                                                         -------------    -----------------    ------------     -----------
Total risk-based capital/risk-weighted assets               14.10%             13.75%              8.00%          10.00%
Tier I capital/risk-weighted assets                         10.22%              8.73%              4.00%           6.00%
Tier I capital/average assets (leverage ratio)               7.65%              6.75%              4.00%           5.00%

Liquidity

     Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. Our primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities and investments, and borrowings. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities prepayments are influenced by interest rates, economic conditions and competition.

     For the six months ended June 30, 1999, operating and financing activities provided cash and cash equivalents of $6,291,000 and $47,309,000, respectively, while investing activities used $48,340,000. The cash provided by financing activities resulted from an increase in deposits and borrowings and the issuance of common stock. Deposits and borrowings grew $25,722,000 and $18,725,000, respectively, while net proceeds from the common stock offering totaled $2,850,000. This cash was primarily used for loan originations and the purchase of mortgage-backed and other securities. For the six months ended June 30, 1999, loans and investments grew $26,831,000 and $19,840,000, respectively.

     For the six months ended June 30, 1998, operating and financing activities provided cash and cash equivalents of $975,000 and $13,350,000, respectively, while investing activities used $9,634,000. The cash provided by financing activities resulted from a $28,448,000 increase in deposits which was partially offset by a decrease in borrowings. Cash totaling $69,960,000 was also provided by the sales and repayment of investment securities. Together, this cash was primarily used for loan originations, the purchase of corporate bonds, mortgage-backed and other securities and the repayment of borrowings. For the six months ended June 30, 1998, loans grew $12,758,000 while borrowings decreased by $15,098,000. Investment balances grew $3,129,000 as purchases were mostly offset by investment sales and repayments.

     The Bank monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales through its correspondent bank, Atlantic Central Bankers Bank. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Additional sources of funds are available through use of one of the following: $4,000,000 unsecured federal funds line of credit with Atlantic Central Bankers Bank or, the Bank's $38,000,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh (the
FHLB). The Bank could also sell or borrow against certain investment securities. At June 30, 1999, the Bank had $30,000,000 in borrowings outstanding at the FHLB. Borrowings against certain investment securities totaled $14,250,000 at June 30, 1999.

Recent Accounting Pronouncements

Derivative instruments and hedging activities

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended in June 1999. This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133 is required for all fiscal years beginning after June 15, 2000, however earlier application is permitted. We have not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

Accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale by a mortgage banking enterprise

   In October 1998 the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first quarter beginning after December 15, 1998 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. There was no impact on earnings, financial condition or equity from the adoption of this Statement since we do not engage in the securitization of mortgage loans held for sale.

Year 2000 Issues

     The following section contains forward-looking statements that involve risks and uncertainties. The actual impact on us of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

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

Company's state of readiness

     Management is committed to ensuring that our daily operations suffer little or no impact from the century date change. We have applied due diligence throughout the Y2K process, following the guidelines contained in the series of Federal Financial Institutions Examinations Council's Interagency Guidelines and the SEC's Release No. 33-7558. The guidelines identify the following phases: awareness, assessment, renovation or remediation, testing or validation and implementation.

     Based on an ongoing assessment, we identified certain systems that required modification or replacement in order to use properly dates beyond December 31, 1999. We presently believe that as a result of modifications to existing software and hardware and conversions to new software, the adverse effects of the Year 2000 problem can be mitigated. However, if such modifications and conversions are not adequate, or are not completed on a timely basis, the Year 2000 problem could have a material adverse impact on our operations.

     Management initiated an enterprise-wide program to prepare our computer systems and applications for the Year 2000. We have developed a comprehensive inventory of all PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer-related systems (such as postage meters and fax machines). We recognize that the Bank's operating, processing and accounting operations are computer reliant and could be affected by the Y2K issue and have developed a plan to make the systems Y2K ready. As of June 30, 1999, substantially all of our systems are believed to be Year 2000 ready. We will continue to test and validate certain systems for Y2K readiness through the third quarter of 1999.

     We have acquired our mission-critical system, which supports our core business processes, from a highly regarded third-party vendor. This vendor began in 1997 and completed by October 1998 renovations to its systems to make them Y2K ready. The remediated software was placed into daily production in October 1998. In November 1998, the Bank, along with other clients of this vendor, began comprehensive testing of the system's Y2K readiness. Such testing was completed in January 1999 with no significant Y2K related failures. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact our computer systems. We could be adversely affected by the Y2K problem if we or unrelated parties fail to successfully address the problem. We have taken steps to communicate with the unrelated parties that we deal with to coordinate Year 2000 compliance. Additionally, we are dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. We are also assessing the impact, if any, the century date change may have on our credit risk.

     We communicated with all of our significant vendors, suppliers and large commercial customers to determine the extent to which we are vulnerable to those third-parties' failure to remedy their own Year 2000 problems. The Y2K Project

Manager has available each vendors' Y2K readiness efforts which includes their remediation plan, renovation approach, testing methodologies and target dates. In the event that any of our significant vendors, suppliers and large commercial customers do not successfully achieve Year 2000 compliance in a timely manner, our business or operations could be adversely affected. If significant suppliers fail to meet Year 2000 operating requirements, we intend to engage alternative suppliers. For insignificant vendors, we will not necessarily validate that they are Year 2000 compliant. However, for any insignificant vendor who has responded that they will not be compliant by June 1999, we are seeking a new vendor or system that is compliant. The Bank has surveyed its large commercial customers as to their Y2K preparedness. Respondents have acknowledged their awareness of Y2K issues and currently believe that these issues will not materially affect their financial condition, liquidity, or results of operations. The extent to which customers are Y2K compliant is considered in the Bank's decision to extend credit.

Costs of year 2000

     To date, approximately $53,000 has been expensed as Year 2000 costs. Management expects to spend an additional $50,000 for this project which will be expensed as incurred over the next six months. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues and the development of contingency plans, and are based on presently available information. The total cost of the project is being funded through operating cash flows. We continue to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, we do not expect the amounts required to be expensed over the next six months to have a material effect on the financial position or results of operations. We believe that the cost of addressing the Y2K issues will not be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions. However, if compliance is not achieved in a timely manner by us or any of our significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on our operations and financial position. We believe that the costs or the consequences of incomplete or untimely resolution of our Year 2000 issues do not represent a known material event or uncertainty that is reasonably likely to affect our future financial results, or cause our reported financial information not to be necessarily indicative of future operating results or future financial condition.

     The cost of the projects and the date on which we plan to complete both Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Risks of year 2000

     At present, management believes its progress in remedying our systems, programs and applications; installing Y2K compliant upgrades; and developing contingency plans is on target. The Y2K computer problem creates risk for us from unforeseen problems in our own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Failure of third-party systems, especially electric and telephone utilities, relative to the Y2K issue could have a material impact on our ability to conduct business.

Contingency plans

     We have developed business resumption and contingency plans to mitigate potential adverse Y2K risks. These plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems. These plans address mission-critical and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer-related systems.

                          PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

     At June 30, 1999, there were no material legal proceedings pending.

Item 2 -- Changes in Securities and Use of Proceeds

     None.

Item 3 -- Defaults Upon Senior Securities

     None.

Item 4 -- Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on May 13, 1999 for the following purposes:

1. To elect eight class 1 directors for a term of one year (Daniel E. Cohen, Michael J. Perrucci, Brian R. Rich, Ezio U. Rossi, Gerald Schatz, Bruce E. Sickel, Thomas P. Stitt and John A. Zebrowski).
2. To ratify the appointment of KPMG LLP as our independent auditors for the 1999 fiscal year.

   All proposals were adopted by our shareholders as follows:

1. Election of Class 1 Directors
                                        For             Against         Abstain
   Daniel E. Cohen                   2,040,860             -             1,750
   Michael J. Perrucci               2,040,660             -             1,950
   Brian R. Rich                     2,040,860             -             1,750
   Ezio U. Rossi                     2,040,860             -             1,750
   Gerald Schatz                     2,040,860             -             1,750
   Bruce E. Sickel                   2,040,860             -             1,750
   Thomas P. Stitt                   2,040,660             -             1,950
   John A. Zebrowski                 2,040,860             -             1,750

   Four class 2 directors (HelenBeth Garofolo-Vilcek, Dr. Thomas E. Mackell, Neil Norton and Irving N. Stein) were not up for re-election at the May 13, 1999 meeting and continue to serve until 2000.

   Seven class 3 directors (Peter A. Cooper, Clark S. Frame, Barry J. Miles, Sr., Dr. Daniel A. Nesi, Thomas O'Mara, Richard F. Ryon and John C. Soffronoff) were not up for re-election at the May 13, 1999 meeting and continue to serve until 2001.

2. Proposal to ratify the selection of KPMG LLP, Certified Public Accountants, as our independent Auditors for the 1999 fiscal year

                   For               Against                Abstain
                ---------            -------                -------
                2,040,760               --                   1,850


Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

The following exhibits are incorporated by reference herein or attached to this Form 10-QSB:

 3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3i to our Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22, 1997).

 3.2 By-Laws (Incorporated by reference to Exhibit 3ii to our Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August
      22, 1997 as amended on September 9, 1997).

10.1 Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 99.6 to our Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22, 1997).

10.2 Change of Control Agreement between Premier Bank and John C. Soffronoff (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998).

10.3 Change of Control Agreement between Premier Bank and John J. Ginley (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998).

10.4 Change of Control Agreement between Premier Bank and Bruce E. Sickel (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998).

11.1 Statement re: Computation of per share earnings (Included at Note 4 of this Form 10-QSB).

27.1  Financial Data Schedule (Exhibit 27).

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                   Premier Bancorp, Inc.



Date                               Signature

August 12, 1999                    /s/ John C. Soffronoff
                                   -----------------------------------------
                                   John C. Soffronoff
                                   President, Chief Executive Officer, Director
                                   (Principal Executive Officer)

August 12, 1999                    /s/ Bruce E. Sickel
                                   -----------------------------------------
                                   Bruce E. Sickel
                                   Chief Financial Officer, Director
                                   (Principal Financial Officer)

                                Index of Exhibits


                                                                                                    Page
                                                                                                    ----
3.1   Articles of Incorporation (Incorporated by reference to Exhibit 3i to                          *
      our Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997).

3.2   By-Laws (Incorporated by reference to Exhibit 3ii to our Registration                          *
      Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange
      Commission on August 22, 1997 as amended on September 9, 1997).

10.1  Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to                  *
      Exhibit 99.6 to our Registration Statement No. 333-34243 on Form S-4
      filed with the Securities and Exchange Commission on August 22, 1997).

10.2  Change of Control Agreement between Premier Bank and John C. Soffronoff                        *
      (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form
      10-QSB filed with the Securities Exchange Commission on November 13, 1998).

10.3  Change of Control Agreement between Premier Bank and John J. Ginley                            *
      (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form
      10-QSB filed with the Securities Exchange Commission on November 13, 1998).

10.4  Change of Control Agreement between Premier Bank and Bruce E. Sickel                           *
      (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form
      10-QSB filed with the Securities Exchange Commission on November 13, 1998).

11.1  Statement re: Computation of per share earnings (Included at Note 4 of this Form 10-QSB).      5

27.1  Financial Data Schedule (Exhibit 27).                                                         38

----------
*   Incorporated by reference.

                                   EXHIBIT 3.1

Articles of Incorporation (Incorporated by reference to Exhibit 3i to our Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997).

                                   EXHIBIT 3.2

By-Laws (Incorporated by reference to Exhibit 3ii to our Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997 as amended on September 9, 1997).

                                  EXHIBIT 10.1

Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to
Exhibit 99.6 to our Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997).

                                  EXHIBIT 10.2

Change of Control Agreement between Premier Bank and John C. Soffronoff (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-QSB filed with the Securities Exchange Commission on November 13, 1998).

                                  EXHIBIT 10.3

Change of Control Agreement between Premier Bank and John J. Ginley (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB filed with the Securities Exchange Commission on November 13, 1998).

                                  Exhibit 10.4

Change of Control Agreement between Premier Bank and Bruce E. Sickel (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-QSB filed with the Securities Exchange Commission on November 13, 1998).

                                  EXHIBIT 11.1


Statement re: Computation of per share earnings (Included at Note 4 of this Form 10-QSB).