Form 10QSB
period 1999-09-30
PREMIER BANCORP INC /PA/
filed 1999-11-15
CIK 1044651

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM .............. To ..............

                        COMMISSION FILE NUMBER: 333-34243

                              PREMIER BANCORP, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

            PENNSYLVANIA                             23-2921058
   ------------------------------                -------------------
  (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                Identification No.)


                  379 NORTH MAIN STREET, DOYLESTOWN, PA 18901
                            --------------------------
                   (Address of principal executive offices)

                                 (215) 345-5100
                           --------------------------
                           (Issuer's telephone number)

                                       N/A
        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,921,293 as of October 31, 1999.

     Transitional Small Business Disclosure Format (check one): Yes __ No X

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             PREMIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                               September 30, 1999     December 31, 1998
                                                                               ------------------     -----------------
                                                                            (Dollars in thousands, except per share data)
Assets
Cash and due from banks                                                             $  5,136               $  4,765
Federal funds sold                                                                       366                      1
Interest-bearing deposits                                                                305                    134
                                                                                    --------               --------
Cash and cash equivalents                                                              5,807                  4,900
Investment securities:
     Held to maturity (fair value $6,913 in 1999 and $5,479 in 1998)                   6,985                  5,492
     Available for sale (amortized cost $112,896 in 1999 and $94,493 in 1998)        108,189                 93,888
Loans held for sale                                                                      263                  1,627
Loans receivable (net of allowance for loan losses of $2,343 in 1999
     and $1,805 in 1998)                                                             180,789                138,100
Other real estate owned                                                                  864                    200
Premises and equipment                                                                 3,562                  1,638
Accrued interest receivable                                                            2,372                  1,785
Deferred taxes                                                                         2,222                    826
Other assets                                                                             748                    737
                                                                                    --------               --------
Total assets                                                                        $311,801               $249,193
                                                                                    ========               ========
Liabilities, minority interest in subsidiaries and shareholders' equity
Deposits                                                                            $219,255               $191,226
Borrowings                                                                            61,917                 29,936
Accrued interest payable                                                               2,760                  1,531
Other liabilities                                                                      2,517                  3,233
Subordinated debt                                                                      1,500                  1,500
                                                                                    --------               --------
Total liabilities                                                                    287,949                227,426
Corporation-obligated mandatorily redeemable capital securities of subsidiary
     trust holding solely junior subordinated debentures of the Corporation           10,000                 10,000
Shareholders' equity
Common stock- $0.33 par value; 30,000,000 shares authorized; issued and
outstanding 2,921,293 at September 30, 1999 and 2,635,340 at December 31, 1998           974                    879
Additional paid-in capital                                                             9,970                  7,147
Retained earnings                                                                      6,016                  4,140
Accumulated other comprehensive loss                                                  (3,108)                  (399)
                                                                                    --------               --------
Total shareholders' equity                                                            13,852                 11,767
                                                                                    --------               --------
Total liabilities, minority interest in subsidiaries and shareholders' equity       $311,801               $249,193
                                                                                    ========               ========


The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          For the three months           For the nine months
                                                           ended September 30,           ended September 30,
                                                           1999          1998             1999          1998
                                                        ----------    ----------       ----------    ---------
                                                             (Dollars in thousands; except per share data)
Interest income:
   Loans                                                $    3,767    $    2,851       $   10,377    $    8,022
   Federal funds sold and interest-bearing deposits             33            36               71           146
   Investments:
     Taxable                                                 1,704         1,254            4,644         3,360
     Tax-exempt                                                238           140              738           392
                                                        ----------    ----------       ----------    ----------
Total interest income                                        5,742         4,281           15,830        11,920
                                                        ----------    ----------       ----------    ----------
Interest expense:
   Deposits                                                  2,231         1,950            6,361         5,490
   Borrowings                                                  753           352            1,793         1,078
                                                        ----------    ----------       ----------    ----------
Total interest expense                                       2,984         2,302            8,154         6,568
                                                        ----------    ----------       ----------    ----------
Net interest income                                          2,758         1,979            7,676         5,352
Provision for loan losses                                      199           120              551           355
                                                        ----------    ----------       ----------    ----------
Net interest income after loan loss provision                2,559         1,859            7,125         4,997

Non-interest income:

   Service charges and other fees                               46            41              142           132
   Gain (loss), net, on sale of investment
    securities available for sale                              (42)           75             (100)           69
   Gain on sale of loans held for sale                          14            10               74            32
                                                        ----------    ----------       ----------    ----------
Total non-interest income                                       18           126              116           233
Non-interest expense:
   Salaries and employee benefits                              849           586            2,223         1,637
   Occupancy                                                   105           105              313           304
   Data processing                                             157           121              476           333
   Professional services                                        57            82              156           222
   Marketing                                                    66            55              200           154
   Minority interest in expense of subsidiaries                218           123              648           123
   Other                                                       269           293              752           700
                                                        ----------    ----------       ----------    ----------
Total non-interest expense                                   1,721         1,365            4,768         3,473
                                                        ----------    ----------       ----------    ----------
Income before income tax                                       856           620            2,473         1,757
Income tax expense                                             211           200              597           576
                                                        ----------    ----------       ----------    ----------
Net income                                              $      645    $      420       $    1,876    $    1,181
                                                        ==========    ==========       ==========    ==========
Earnings per share:
   Basic                                                $     0.22    $     0.16       $     0.66    $     0.45
   Diluted                                                    0.20          0.14             0.59          0.40
Weighted average number of shares outstanding:
   Basic                                                 2,917,520     2,630,340        2,856,990     2,630,340
   Diluted                                               3,220,156     2,939,386        3,162,954     2,918,689


The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the nine months ended September 30,                                                     1999             1998
---------------------------------------                                                    -------          ------
                                                                                               (In thousands)
Operating activities:
   Net income                                                                              $ 1,876          $1,181
   Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation                                                                              258             162
     Provision for loan losses                                                                 551             355
     Writedowns and losses on sale of real estate owned                                         --              77
     Amortization of premiums and discounts on
       investment securities held to maturity                                                    9              13
     Amortization of premiums and discounts on
       investment securities available for sale                                                104             127
     Loss (gain) on sale of investment securities available for sale                           100             (69)
     Gain on sale of loans held for sale                                                       (74)            (32)
     Originations of loans held for sale                                                    (8,342)         (5,008)
     Proceeds from sale of loans held for sale                                               9,780           4,751
     Increase in accrued interest receivable                                                  (587)           (417)
     Increase in other assets                                                                  (11)           (127)
     Increase in deferred loan fees                                                            102              78
     Increase in accrued interest payable                                                    1,229             634
     (Decrease) increase in other liabilities                                                 (677)          4,083
                                                                                           -------          ------
Net cash provided by operating activities                                                    4,318           5,808
                                                                                           -------          ------
Investing activities:
   Proceeds from sale of investment securities available for sale                           12,373          74,503
   Repayment of investment securities available for sale                                     3,425           7,643
   Purchase of investment securities available for sale                                    (34,407)       (104,031)
   Repayment of investment securities held to maturity                                         497           6,801
   Purchase of investment securities held to maturity                                       (1,999)         (1,499)
   Net increase in loans receivable                                                        (44,207)        (21,809)
   Proceeds from sale of other real estate owned                                               200              81
   Purchases of premises and equipment                                                      (2,182)           (202)
                                                                                           -------          ------
Net cash used in investing activities                                                      (66,300)        (38,513)
                                                                                           -------          ------
Financing activities:
   Net increase in deposits                                                              $  28,029       $  30,802
   Net increase (decrease) in borrowings less than 90 days                                  21,981         (12,187)
   Increase in borrowings greater than 90 days                                              10,000           5,000
   Proceeds from common stock offering                                                       2,850              --
   Proceeds from exercised stock options                                                        29              --
   Proceeds from capital securities                                                             --          10,000
                                                                                           -------          ------
Net cash provided by financing activities                                                   62,889          33,615
                                                                                           -------          ------
Increase in cash and cash equivalents                                                          907             910

Cash and cash equivalents:
   Beginning of year                                                                         4,900           4,393
                                                                                           -------          ------
   End of period                                                                           $ 5,807          $5,303
                                                                                           =======          ======
Supplemental disclosures:
   Cash payments for:
     Interest expense                                                                    $6,925.00       $5,934.00
     Taxes                                                                                     775             700
Supplemental disclosure of noncash activities:
   Change in the fair value of investment securities
     available for sale                                                                    $(4,102)        $  (479)
   Change in deferred tax asset related to securities
     available for sale                                                                      1,396             247
   Tax effect of exercised stock options                                                        39              --
   Transfer of loans to other real estate owned                                                864             297


The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     Premier Bancorp, Inc. was incorporated under the laws of the Commonwealth of Pennsylvania on July 15, 1997. We reorganized as the one-bank holding company of Premier Bank (the Bank) on November 17, 1997. Through our principal subsidiary bank, Premier Bank, we provide a wide range of financial services to individual and corporate customers through our branch banking system located in Bucks and Northampton Counties in Pennsylvania, all of which is managed as one operating segment. Premier Bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia and the Federal Deposit Insurance Corporation. The Bank competes with other financial institutions and other financial services companies with respect to services offered and customers. We are regulated by certain federal agencies and are periodically examined by them.

2.   Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements include the accounts of Premier Bancorp, Inc. and our wholly owned subsidiaries, Premier Bank and PBI Capital Trust. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

4.   Earnings Per Share

     Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding. Options to purchase 670,279 and 677,349 shares of common stock were outstanding at September 30, 1999 and 1998, respectively. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Earnings Per Share (continued)

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                   For the three months ended September 30, 1999
                                   ---------------------------------------------
                                   (Dollars in thousands, except per share data)

                                         Net                        Per share
                                       income          Shares         Amount
                                       ------        ---------       -------
Basic earnings per share               $  645        2,917,520        $ 0.22
Effect of dilutive stock options           --          302,636         (0.02)
                                       ------        ---------        ------
Diluted earnings per share             $  645        3,220,156        $ 0.20
                                       ======        =========        ======


                                   For the three months ended September 30, 1998
                                   ---------------------------------------------
                                   (Dollars in thousands, except per share data)

                                         Net                        Per share
                                       income          Shares         Amount
                                       ------        ---------       -------
Basic earnings per share               $  420        2,630,340        $ 0.16
Effect of dilutive stock options           --          309,046         (0.02)
                                       ------        ---------        ------
Diluted earnings per share             $  420        2,939,386        $ 0.14
                                       ======        =========        ======


                                   For the nine months ended September 30, 1999
                                   --------------------------------------------
                                   (Dollars in thousands, except per share data)

                                         Net                        Per share
                                       income          Shares         Amount
                                       ------        ---------       -------
Basic earnings per share               $1,876        2,856,990        $ 0.66
Effect of dilutive stock options           --          305,964         (0.07)
                                       ------        ---------        ------
Diluted earnings per share             $1,876        3,162,954        $ 0.59
                                       ======        =========        ======


                                   For the nine months ended September 30, 1998
                                   --------------------------------------------
                                   (Dollars in thousands, except per share data)

                                         Net                        Per share
                                       income          Shares         Amount
                                       ------        ---------       -------
Basic earnings per share               $1,181        2,630,340        $ 0.45
Effect of dilutive stock options           --          288,349         (0.05)
                                       ------        ---------        ------
Diluted earnings per share             $1,181        2,918,689        $ 0.40
                                       ======        =========        ======

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Comprehensive Income (Loss)

     The following table displays net income and the components of other comprehensive income (loss) to arrive at total comprehensive income (loss). For us, the only component of other comprehensive income (loss) is the change in the fair value of investment securities available for sale.


                                                                   For the three months      For the nine months
                                                                    ended September 30,      ended September 30,
                                                                   --------------------      ------------------
                                                                     1999          1998        1999        1998
                                                                   -------        -----      --------      ----
                                                                                (Dollars in thousands)
Net income                                                         $   645        $ 420      $  1,876    $1,181
Other comprehensive loss, net of tax:
  Unrealized losses on securities available for sale:
    Unrealized holding losses during the period                       (551)        (455)       (2,752)     (444)
    Reclassification adjustment for losses (gains)
       included in net income                                           28          (49)           43       (35)
                                                                   -------         ----       -------      ----
Other comprehensive loss                                              (523)        (504)       (2,709)     (479)
                                                                   -------         ----       -------      ----
Comprehensive income (loss)                                        $   122         $(84)      $  (833)     $702
                                                                   =======         ====       =======      ====


6.   Capital Securities

     On August 11, 1998, our subsidiary, PBI Capital Trust issued $10,000,000 of 8.57% capital securities due August 15, 2028. The Trust is a statutory business trust created under the laws of Delaware. We are the sole owner of the Trust. The Trust used the proceeds from the capital securities to acquire $10,000,000 in 8.57% junior subordinated deferrable interest debentures issued by us. The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenue of the Trust. We are using the proceeds from the sale of the junior subordinated debentures for general corporate purposes, including, but not limited to, investments in and advances to our subsidiary, Premier Bank, repurchases of our common stock, branch expansion, and funding loans. The precise amount and timing of the application of the net proceeds used for such corporate purposes depends on the funding requirements and the availability of other funds to us and the Bank. Proceeds from the capital securities provide us with additional Tier I and Tier II capital pursuant to banking regulations.

     At September 30, 1999, we were required to maintain a reserve account equal to one year's expense on our capital securities. This reserve is required at all times except during times that the ratio of our total unsecured debt to shareholders' equity is equal to or less than 70% and the Bank has the capacity to pay dividends in an amount equal to or greater than two times the amount of interest payable on the junior subordinated debentures for a one-year period. At September 30, 1999, we were required to maintain a reserve account since our unsecured debt to equity ratio exceeded 70%. This reserve account was invested in available for sale investment securities with a fair value of $933,000 at September 30, 1999.

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

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Common Stock Offering

     On December 22, 1998, we commenced an offering of common stock at $11.00 per share. This offering expired on March 31, 1999. We issued 272,416 shares during this offering with net proceeds totaling $2,850,000. We will use the net proceeds of the stock offering for general corporate purposes, including investments in or advances to the Bank to increase the Bank's capital position and loan to one borrower lending limits. In addition, these proceeds may be used to support the continuing development of the Bank's franchise through branch expansion and possible expansion into related businesses. At September 30, 1999, 2,921,293 shares of common stock were issued and outstanding.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a Pennsylvania business corporation and a registered bank holding company headquartered in Doylestown, Bucks County, Pennsylvania. We were incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. Each outstanding share of Premier Bank common stock was converted into one share of Premier Bancorp, Inc. common stock under the Plan of Reorganization approved by the Bank's shareholders. Our primary business is the operation of our wholly owned subsidiary, Premier Bank, which is managed as a single business segment.

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

     The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are deposits, repayments, prepayments and maturities of loans, repayments, prepayments and maturities of mortgage-backed and investment securities and borrowed funds. Currently, the Bank has four full-service Pennsylvania banking offices:
Doylestown, Easton, Southampton and Floral Vale. The Bank opened the Floral Vale branch on February 19, 1999. The Bank also has two loan production offices located in Southampton and Colmar, Pennsylvania. The Bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the Bank.

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

     The following is management's discussion and analysis of the significant changes in the results of operations for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 and changes in financial condition from December 31, 1998 to September 30, 1999. Current performance may not be indicative of future performance. This discussion should be read in conjunction with the 1998 Annual Report on Form 10-KSB.

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


MANAGEMENT STRATEGY

     Our primary strategy is to increase loan and deposit market share in the communities we serve and to expand our branch network to new markets as deemed appropriate. We plan to accomplish this growth principally through aggressive pricing and marketing. The Bank opened its fourth branch office in Lower Makefield Township, Bucks County, Pennsylvania (the Floral Vale branch) in February 1999. The Bank plans to open a fifth branch in Bethlehem, Northampton County, Pennsylvania by year-end 1999.

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


CAPITAL LEVERAGE STRATEGY

     We plan to remain "well capitalized" as defined by FDIC regulations and manage our business accordingly. Current capital levels exceed the regulatory requirement for the "well capitalized" classification. A portion of the capital in excess of required amounts has been deployed through the use of a capital leverage strategy. Pursuant to this strategy, the Bank invests in mortgage-backed securities, municipal and corporate bonds and U.S. government agency securities, together called leverage assets, funded by short and intermediate term borrowings principally from the Federal Home Loan Bank of Pittsburgh and reverse repurchase agreements. The capital leverage strategy generates additional earnings by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. This positive spread is created because the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase. The net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. The capital leverage strategy has been undertaken in accordance with the limits established by the Board of Directors for enhancing profitability under moderate levels of interest rate risk.

     The following table sets forth, for the periods indicated, certain key average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).

         AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

For the three months ended September 30,                                1999                             1998
                                                          ------------------------------    -----------------------------
                                                          Average                Average    Average               Average
                                                          Balance     Interest    Rate      Balance     Interest    Rate
                                                          --------    --------    -----     --------    --------   ------
                                                                               (Dollars in thousands)
Assets
  Interest-bearing deposits                               $    417     $    4     3.81%     $    216     $    3     5.51%
  Federal funds sold                                         2,134         29     5.39%        2,247         33     5.83%
  Investment securities available for sale
   Taxable                                                  87,766      1,575     7.12%       63,804      1,078     6.70%
   Tax-exempt(1)                                            19,080        361     7.51%       10,777        212     7.80%
  Investment securities held to maturity                     8,210        129     6.23%       10,587        176     6.60%
                                                          --------     ------     ----      --------     ------     ----
   Total investment securities                             115,056      2,065     7.12%       85,168      1,466     6.83%
  Loans, net of unearned income (2)(3)(4)                  174,282      3,778     8.60%      126,057      2,863     9.01%
                                                          --------     ------     ----      --------     ------     ----
  Total interest-earning assets                            291,889      5,876     7.99%      213,688      4,365     8.10%
  Cash and due from banks                                    4,537                             3,327
  Allowance for loan losses                                 (2,229)                           (1,602)
  Other assets                                               8,938                             4,284
                                                          --------                          --------
Total assets                                              $303,135                          $219,697
                                                          ========                          ========

Liabilities, minority interest in subsidiaries
  and shareholders' equity
  Interest checking                                       $ 19,287        124     2.55%       13,111         86     2.60%
  Money market deposit accounts                              1,212          8     2.62%        1,776         11     2.46%
  Savings accounts                                          56,008        482     3.41%       52,250        509     3.86%
  Time deposits                                            122,254      1,617     5.25%       92,363      1,344     5.77%
                                                          --------     ------     ----      --------     ------     ----
    Total interest-bearing deposits                        198,761      2,231     4.45%      159,500      1,950     4.85%
  Short-term borrowings                                     44,768        590     4.23%        8,500        117     5.46%
  Long-term borrowings                                      10,000        136     5.40%       15,000        205     5.42%
                                                          --------     ------     ----      --------     ------     ----
    Total borrowings                                        54,768        726     5.26%       23,500        322     5.44%
  Subordinated debt                                          1,500         27     7.14%        1,500         30     7.93%
                                                          --------     ------     ----      --------     ------     ----
  Total interest-bearing liabilities                       255,029      2,984     4.64%      184,500      2,302     4.95%
  Non-interest-bearing deposits                             19,692                            14,611
  Other liabilities                                          4,860                             3,759
  Capital securities                                        10,000                             5,543
  Shareholders' equity                                      13,554                            11,284
                                                          --------                          --------
Total liabilities, minority interest in
  subsidiaries and shareholders' equity                   $303,135                          $219,697
                                                          ========                          ========

  Net interest income/rate spread                                      $2,892     3.35%                  $2,063     3.15%
                                                                       ======     ====                   ======     ====

  Net interest margin(5)                                                          3.93%                             3.83%

  Average interest-earning assets as a percentage
    of average interest-bearing liabilities                 114.45%                           115.82%


-------------

(1) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(2) Includes non-accrual loans of $267,000 and $283,000 on average for the three months ended September 30, 1999 and 1998, respectively.

(3) Includes tax-exempt loans of $1,201,000 and $1,325,000 on average for the three months ended September 30, 1999 and 1998, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(4) Includes loans held for sale of $173,000 and $263,000 on average for the three months ended September 30, 1999 and 1998, respectively.

(5) Net interest margin is calculated as net interest income divided by average interest-earning assets.

         The following table sets forth, for the periods indicated, certain key average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).

         AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

For the nine months ended September 30,                             1999                              1998
                                                     --------------------------------    ----------------------------
                                                     Average                  Average    Average               Average
                                                     Balance      Interest     Rate      Balance     Interest    Rate
                                                     --------     --------    -------    -------     --------  -------
                                                                            (Dollars in thousands)
Assets
 Interest-bearing deposits                           $    379      $   12      4.23%     $    295     $    9     4.08%
 Federal funds sold                                     1,594          59      4.95%        3,314        137     5.53%
 Investment securities available for sale
  Taxable                                              83,934       4,376      6.97%       54,859      2,732     6.66%
  Tax-exempt(1)                                        19,638       1,118      7.61%       10,039        594     7.91%
 Investment securities held to maturity                 5,732         268      6.26%       12,510        628     6.71%
                                                     --------      ------      ----      --------     ------     ----
  Total investment securities                         109,304       5,762      7.05%       77,408      3,954     6.83%

 Loans, net of unearned income (2)(3)(4)              160,640      10,411      8.67%      118,268      8,059     9.11%
                                                     --------      ------      ----      --------     ------     ----
 Total interest-earning assets                        271,917      16,244      7.99%      199,285     12,159     8.16%
 Cash and due from banks                                4,343                               3,332
 Allowance for loan losses                             (2,049)                             (1,498)
 Other assets                                           7,432                               4,500
                                                     --------                            --------
Total assets                                         $281,643                            $205,619
                                                     ========                            ========
Liabilities, minority interest in subsidiaries
   and shareholders' equity
   Interest checking                                 $ 17,581         341      2.59%     $ 12,362        240     2.60%
   Money market deposit accounts                        1,552          30      2.58%        1,746         33     2.53%
   Savings accounts                                    55,553       1,424      3.43%       49,260      1,425     3.87%
   Time deposits                                      114,992       4,566      5.31%       87,633      3,792     5.79%
                                                     --------      ------      ----      --------     ------     ----
     Total interest-bearing deposits                  189,678       6,361      4.48%      151,001      5,490     4.86%
   Short-term borrowings                               34,444       1,311      5.09%        9,408        382     5.43%
   Long-term borrowings                                10,000         402      5.37%       15,000        607     5.41%
                                                     --------      ------      ----      --------     ------     ----
     Total borrowings                                  44,444       1,713      5.15%       24,408        989     5.42%
   Subordinated debt                                    1,500          80      7.13%        1,500         89     7.93%
                                                     --------      ------      ----      --------     ------     ----
   Total interest-bearing liabilities                 235,622       8,154      4.63%      176,909      6,568     4.96%
   Non-interest-bearing deposits                       18,249                              12,789
   Other liabilities                                    4,103                               3,192
   Capital securities                                  10,000                               1,868

   Shareholders' equity                                13,669                              10,861
                                                     --------                            --------
Total liabilities, minority interest in
  subsidiaries and shareholders" equity              $281,643                            $205,619
                                                     ========                            ========
   Net interest income/rate spread                                 $8,090      3.36%                  $5,591     3.20%
                                                                   ======      ====                   ======     ====
   Net interest margin(5)                                                      3.98%                             3.75%

 Average interest-earning assets as a percentage
   of average interest-bearing liabilities             115.40%                             112.65%


-------------

(1) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(2) Includes non-accrual loans of $735,000 and $249,000 on average for the nine months ended September 30, 1999 and 1998, respectively.

(3) Includes tax-exempt loans of $1,229,000 and $1,356,000 on average for the nine months ended September 30, 1999 and 1998, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(4) Includes loans held for sale of $369,000 and $332,000 on average for the nine months ended September 30, 1999 and 1998, respectively.

(5) Net interest margin is calculated as net interest income divided by average interest-earning assets.

GROWTH TREND

     Total assets grew in excess of 25% in each of the past five years from $38,336,000 at December 31, 1993 to $249,193,000 at December 31, 1998. During
this same period, total loans and total deposits grew in excess of 25% and 20%, respectively, each year. We continued to achieve significant growth throughout the first three quarters of 1999. Total assets grew to $311,801,000 at September 30, 1999 or by 25% compared to year-end 1998. Loans and deposits totaled $183,677,000 and $219,255,000, respectively, at September 30, 1999. This represents a 31% and 15% growth rate for loans and deposits, respectively, compared to year-end 1998 balances. We continue to focus our lending activity on small businesses and professionals within our market area. As in the past, we will continue to hire new loan officers to grow our loan portfolio. We increased deposits through aggressive pricing, direct marketing and branch expansion. In February 1999, the Bank opened its fourth branch (the Floral Vale branch) in Lower Makefield Township, Bucks County, Pennsylvania. The Bank plans to open a fifth branch in Bethlehem, Northampton County, Pennsylvania by year-end 1999. We hired new personnel and made improvements to our computer systems to support our growth initiatives.

     The discussion that follows compares the financial results for the three and nine months ended September 30, 1999 to the same periods in 1998. The change in financial results over the prior year-end is described mostly in terms of our growth.

RESULTS OF OPERATIONS

     For the three months ended September 30, 1999, we reported diluted earnings per share of $.20, an increase of 43% from the $.14 reported for the same period in 1998. Net income of $645,000 for the three months ended September 30, 1999 was $225,000 or 54% higher than the $420,000 reported for the same period in 1998. Return on average assets was .84% for the three months ended September 30, 1999 compared to .76% for the same period in 1998. Return on average equity, exclusive of the unrealized gain/loss on investment securities available for sale was 15.59% for the three months ended September 30, 1999 compared to 14.90% for the same period in 1998. Earnings in 1999 were higher than in 1998 primarily due to the continued growth in interest-earning assets.

     For the nine months ended September 30, 1999, we reported diluted earnings per share of $.59, an increase of 48% from the $.40 reported for the same period in 1998. Net income of $1,876,000 for the nine months ended September 30, 1999 was $695,000 or 59% higher than the $1,181,000 reported for the same period in 1998. Return on average assets was.89% for the nine months ended September 30, 1999 compared to .77% for the same period in 1998. Return on average equity, exclusive of the unrealized gain/loss on investment securities available for sale was 16.53% for the nine months ended September 30, 1999 compared to 14.61% for the same period in 1998. Earnings in 1999 were higher than in 1998 primarily due to the continued growth in interest-earning assets, which outpaced the growth in interest-bearing liabilities.

Net interest income

     Net interest income is our most significant component of operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment and by competition.

     For the three months ended September 30, 1999, net interest income, on a tax-equivalent basis, was $829,000 higher than the same period in 1998. This increase was primarily a function of asset growth and an increase in the net interest rate spread. Average interest-earning assets grew $78,201,000 or 37% from $213,688,000 at September 30, 1998 to $291,889,000 at September 30, 1999.
Average investment and average loan balances increased $29,888,000 and $48,225,000, respectively. The net interest rate spread improved 20 basis points from 3.15% at September 30, 1998 to 3.35% at September 30, 1999. Overall interest rates moved lower during the later part of 1998 and remained relatively unchanged throughout the first quarter of 1999. During the second and third quarters of 1999 overall interest rates moved higher. The 11 basis point decrease in average yield on interest-earning assets was more than offset by the 31 basis point decrease in the average rate on interest-bearing liabilities. The increase in average earning assets and net interest rate spread had a positive impact on net interest margin. The net interest margin improved 10 basis points from 3.83% at September 30, 1998 to 3.93% at September 30, 1999. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 115.82% at September 30, 1998 to 114.45% at September 30, 1999. This decrease had a negative impact on net interest income and net interest margin. During the three months ended September 30, 1999 the Bank became increasingly dependent on new deposits to fund asset growth.

     For the nine months ended September 30, 1999, net interest income, on a tax-equivalent basis, was $2,499,000 higher than the same period in 1998. This increase was primarily a function of asset growth and a higher ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets grew $72,632,000 or 36% from $199,285,000 at September 30, 1998 to $271,917,000 at September 30, 1999. Average investment and average loan balances increased $31,896,000 and $42,372,000, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 112.65% at September 30, 1998 to 115.40% at September 30, 1999. This increase had a positive impact on net interest income and net interest margin. The growth in interest-earning assets was funded, in part, by the proceeds from our capital securities issued in August 1998 and common stock offering in the first quarter of 1999. The net interest margin improved 23 basis points from 3.75% at September 30, 1998 to 3.98% at September 30, 1999. The net interest rate spread improved 16 basis points from 3.20% at September 30, 1998 to 3.36% at September 30, 1999. Overall interest rates moved lower during the later part of 1998 and were relatively unchanged during the first quarter of 1999. During the second and third quarters of 1999 overall interest rates moved higher. The 17 basis point decrease in average yield on interest-earning assets was more than offset by the 33 basis point decrease in the average rate on interest-bearing liabilities.

Non-interest income

     Non-interest income consists primarily of service charges on deposits and gains/losses on the sale of investment securities available for sale and loans held for sale.

     Total non-interest income was $18,000 for the three months ended September 30, 1999 compared to $126,000 for the same period in 1998. The change is principally due to net losses on the sale of investment securities available for sale of $42,000 for the three months ended September 30, 1999 compared to net gains of $75,000 for the same period in 1998. The level of gains or losses on investment sales is dependent upon the volume of transactions, the types of securities sold, timing and the interest rate environment.

     Total non-interest income was $116,000 for the nine months ended September 30, 1999 compared to $233,000 for the same period in 1998. The change is principally due to the amount of losses realized on the sale of investment securities available for sale during the nine months ended September 30, 1999 compared to net gains in 1998. Net losses on investment sales in 1999 related primarily to sales of corporate bonds. The level of gains or losses on investment sales is dependent upon the volume of transactions, the types of securities sold, timing and the interest rate environment. Net losses on investment sales were partially offset by a $42,000 increase in gains on the sale of loans held for sale due to increased lending activity. The volume of loan originations and sales is largely dependent on interest rates and the volume of real estate transactions. The volume of loan originations and sales increased in 1999 due to the addition of two mortgage solicitors and lower interest rates during the first quarter of the year. As rates moved higher in the second and third quarters of 1999, originations and sales of loans slowed considerably.

Non-interest expense

     Non-interest expense consists primarily of general overhead necessary for operations including employee compensation and benefits, data processing, occupancy and other expenses. Expenses related to the capital securities issued in August 1998 are also included in non-interest expense under the caption "Minority interest in expense of subsidiaries."

     For the three months ended September 30, 1999, non-interest expenses were $1,721,000 or $356,000 higher than the $1,365,000 recorded during the same period in 1998. Overhead continues to increase due to the growth of the institution, which includes the opening of our Floral Vale branch in February 1999 and the hiring of new lenders.

Salaries and benefits were $263,000 or 45% higher in 1999 compared to 1998. This increase is principally due to an increase in the number of employees and salary adjustments. The number of full-time equivalent employees grew from 47 at September 30, 1998 to 63 at September 30, 1999. Minority interest in expense of subsidiaries was $95,000 higher for the three months ended September 30, 1999 compared to 1998 due to the timing of the capital securities issuance. Data processing costs increased $36,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes and new services.

     For the nine months ended September 30, 1999, non-interest expenses were $4,768,000 or $1,295,000 higher than the $3,473,000 recorded during the same period in 1998. Salaries and benefits were $586,000 or 36% higher in 1999 compared to 1998. This increase is principally due to an increase in the number of employees and salary adjustments. In addition, 1999 results include $648,000 in minority interest in expense of subsidiaries related to the capital securities issued in August 1998 compared to $123,000 for the same period in 1998. Data processing costs increased $143,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes and new services.

Provision for loan losses

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that management deems adequate to provide for inherent losses. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, and the composition of loan types within the portfolio.

     The provision for loan losses increased from $120,000 during the three months ended September 30,1998 to $199,000 during the same period in 1999. The provision for loan losses also increased from $355,000 during the nine months ended September 30, 1998 to $551,000 during the same period in 1999. The increase is primarily due to the overall increase in the size of the loan portfolio.

Income tax expense

     We recorded a $211,000 or 24.7% tax provision for the three months ended September 30, 1999 compared to $200,000 or 32.3% for the same period in 1998. We recorded a $597,000 or 24.1% tax provision for the nine months ended September 30, 1999 compared to $576,000 or 32.8% for the same period in 1998. The effective tax rates for the three and nine months ended September 30, 1999 were lower than the comparable periods in 1998 due principally to a higher level of tax-exempt securities.

FINANCIAL CONDITION

     Consolidated assets grew $62,608,000 or 25% during the nine months ended September 30, 1999. Gross loans and investments grew $43,329,000 and $15,794,000, respectively. Asset growth was funded by a $28,029,000 and $31,981,000 increase in deposits and borrowings, respectively. Shareholders' equity grew by $2,085,000 to $13,852,000 at September 30, 1999. This increase was attributable to $2,850,000 in net proceeds from our common stock offering, $68,000 from exercised stock options and $1,876,000 in earnings, which were offset by an increase of $2,709,000 in unrealized losses on investment securities available for sale.

Investment securities

     Investment securities are classified at the time of purchase by one of three purposes: trading, available for sale (AFS) or held to maturity (HTM). To date, the Bank has not purchased any securities for trading purposes. The Bank usually classifies securities, in particular mortgage-backed securities and corporate bonds, as AFS to provide management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. The carrying values for AFS and HTM securities were $108,189,000 and $6,985,000, respectively, as of September 30, 1999. Total investments grew $15,794,000 to $115,174,000 at September 30, 1999 of which approximately 86% are fixed rate.

     The fair value of our investment securities available for sale declined $4,102,000 from an unrealized loss of $605,000 at December 31, 1998 to an unrealized loss of $4,707,000 at September 30, 1999. The fair value of fixed rate securities moved sharply lower during the nine months ended September 30, 1999 due to higher interest rates. The 30-year treasury yield increased 96 basis points from 5.09% at December 31, 1998 to 6.05% at September 30, 1999. Available for sale securities are marked to market on the balance sheet with an adjustment to equity, net of tax, and presented in the caption "Accumulated other comprehensive loss".


                              INVESTMENT PORTFOLIO


                                                        September 30, 1999
                                       ---------------------------------------------------
                                           Held to Maturity          Available for Sale
                                       -----------------------    ------------------------
                                       Amortized     Estimated    Amortized     Estimated
                                          Cost      Fair Value      Cost        Fair Value
                                       ---------    ----------    ---------     ----------
                                                    (Dollars in thousands)
U.S. government agency obligations       $4,997       $4,938      $  5,000       $  4,991
Mortgage-backed securities                1,488        1,475        51,111         49,057
State and municipal securities               --           --        17,860         17,250
Corporate bonds                              --           --        32,638         30,590
Equity securities                            --           --         6,172          6,186
Other debt securities                       500          500           115            115
                                         ------       ------      --------       --------
Total                                    $6,985       $6,913      $112,896       $108,189
                                         ======       ======      ========       ========

                                                          December 31, 1998
                                       ---------------------------------------------------
                                            Held to Maturity        Available for Sale
                                       -----------------------    ------------------------
                                       Amortized     Estimated    Amortized     Estimated
                                          Cost      Fair Value      Cost        Fair Value
                                       ---------    ----------    ---------     ----------
                                                     (Dollars in thousands)
U.S. government agency obligations       $2,998       $2,993      $     --       $     --
Mortgage-backed securities                1,994        1,986        35,411         35,463
State and municipal securities               --           --        18,533         18,702
Corporate bonds                              --           --        36,689         35,850
Equity securities                            --           --         3,745          3,758
Other debt securities                       500          500           115            115
                                         ------       ------      --------       --------
 Total                                   $5,492       $5,479      $ 94,493       $ 93,888
                                         ======       ======      ========       ========


Loans held for sale

     The Bank uses an outside company to originate and sell residential mortgages on its behalf. The $1,364,000 decrease in loans held for sale relates to the timing of loan originations versus their sale. Typically, these loans are sold within 30 days of their settlement. Loans held for sale totaled $263,000 at September 30, 1999.

Loans

     Gross loans increased $43,329,000 from $140,348,000 at December 31, 1998 to $183,677,000 at September 30, 1999. The majority of the loan portfolio is collateralized, at least in part, by real estate in the greater Lehigh and Delaware Valleys of Pennsylvania. Real estate values are subject to risks associated with the general economy, among other matters.

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

     The Bank's commercial lending activity is focused on small businesses and professionals within our market area. Lenders will continue to be hired to meet the credit needs of these communities.


                                 LOAN PORTFOLIO

                                     September 30,1999    % of Total  December 31, 1998    % of Total
                                     -----------------    ----------  -----------------    -----------
                                                            (Dollars in thousands)
Real estate-construction                  $  1,171            0.64%        $  2,161            1.54%
Real estate-residential                     33,007           17.97%          30,770           21.92%
Real estate-multi-family                     8,364            4.55%           5,135            3.66%
Real estate-commercial                     116,952           63.67%          86,008           61.28%
Commercial                                  23,066           12.56%          14,434           10.29%
Consumer                                     1,117            0.61%           1.840            1.31%
                                          --------          ------         --------          ------
Total loans                               $183,677          100.00%        $140,348          100.00%
                                          ========          ======         ========          ======
Unearned income                                545                              443
Allowance for loan losses                    2,343                            1,805
                                          --------                         --------
Total loans, net                          $180,789                         $138,100
                                          ========                         ========


Allowance for loan losses

     We maintain an allowance for loan losses and charge losses to this allowance when losses are realized. The allowance for loan losses is maintained at a level which management considers adequate to provide for inherent losses based upon known and inherent risks in the loan portfolio. Management's evaluation includes such factors as current economic conditions, actual loss experience and the current risk profile of the loan portfolio. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, delinquency and other factors previously described. Borrowers' risk ratings are determined by loan officers at the inception of each loan and are subject to ongoing analysis and update by loan officers and an independent loan reviewer. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Since the Bank is less than eight years old with a limited history for loan losses, management also uses peer group analysis to gauge the overall reasonableness of our loan loss reserves. While the allowance is determined and calculated based on specific loans or loan categories, the total allowance is considered available for losses in the entire loan portfolio. Changes in economic conditions and the financial condition of borrowers can occur quickly and, as a result, impact management's estimates.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment about information available to them at the time of the examination.

     At September 30, 1999, the Bank had $2,343,000 in its allowance for loan losses, representing 1.28% of outstanding loans receivable compared to 1.29% and 1.27% at December 31, 1998 and September 30, 1998, respectively.

     The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated.


                            ALLOWANCE FOR LOAN LOSSES

                                         For the nine            For the year          For the nine
                                         months ended                ended             months ended
                                      September 30, 1999       December 31, 1998    September 30, 1998
                                      ------------------       -----------------    ------------------
                                                            (Dollars in thousands)
Balance at beginning of period              $ 1,805                $  1,360              $ 1,360
Charge-offs:
  Real estate-residential                        --                      60                   60
  Commercial                                      2                      --                   --
  Consumer                                       11                       8                    8
                                            -------                --------              -------
Total charge-offs                                13                      68                   68

Recoveries:
  Consumer                                       --                       8                    8
                                            -------                --------              -------
Net charge-offs                                  13                      60                   60
Provision for loan losses                       551                     505                  355
                                            -------                --------              -------
Balance at end of period                    $ 2,343                $  1,805              $ 1,655
                                            =======                ========              =======

Total gross loans:
Average                                     160,837                 122,526              118,335
End of period                               183,677                 140,348              130,356

Ratios:
Net charge-offs to:
  Average loans                                0.01%                   0.05%                0.05%
  Loans at end of period                       0.01%                   0.04%                0.04%
  Allowance for loan losses                    0.55%                   3.32%                3.63%
  Provision for loan losses                    2.36%                  11.88%               16.90%

Allowance for loan losses to:
  Total gross loans at end of period           1.28%                   1.29%                1.27%
  Non-performing loans                       230.38%                 106.74%              479.71%


     Charge-offs against the allowance for loan losses in 1999 totaled $13,000. Because the Bank's loan portfolio is relatively immature given its recent growth rates, current charge-off and non-performing asset trends may not be indicative of future performance.

Non-performing assets

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned.

                              NON-PERFORMING ASSETS


                                                    September 30, 1999  December 31, 1998
                                                    ------------------  -----------------
                                                            (Dollars in thousands)
Loans past due 90 days or more and accruing
  Real estate-residential                                 $    2             $  605
  Commercial                                                   1                  6
                                                          ------             ------
    Total loans past due 90 days or more and accruing          3                611

Loans accounted for on a non-accrual basis
  Real estate-residential                                    141                 25
  Real estate-multi-family                                    --                890
  Real estate-commercial                                      --                165
                                                          ------             ------
  Total non-accrual loans                                    141              1,080
  Other real estate owned                                    864                200
                                                          ------             ------
  Total non-performing assets                             $1,008             $1,891
                                                          ======             ======
Ratio of non-performing loans to total loans                0.08%             1.20%

Ratio of non-performing assets to total assets              0.32%             0.76%


     Total loans past due 90 days and accruing decreased $608,000 from $611,000 at December 31, 1998 to $3,000 at September 30, 1999. Most of this decrease relates to the repayment in full of one loan in the amount of $473,000 in June 1999 and the placement of one loan in the amount of $131,000 on non-accrual in July 1999.

     Total non-accrual loans decreased $939,000 from $1,080,000 at December 31, 1998 to $141,000 at September 30, 1999. The decrease relates principally to the repayment in full of one commercial real estate loan in the amount of $162,000 in March 1999 and the transfer of one loan in the amount of $864,000 to other real estate owned in July 1999.

Premises and equipment

     Premises and equipment increased $1,924,000 from $1,638,000 at December 31, 1998 to $3,562,000 at September 30, 1999. In January 1999, the Bank exercised its option to purchase the Doylestown and Easton branch buildings for $1,251,000 in the aggregate. The remainder of the increase relates primarily to the Floral Vale branch, which opened in February 1999 and the purchase of the Bethlehem branch building in September 1999. We also purchased additional furniture and equipment to support our growth.

Other real estate owned

     Other real estate owned at September 30, 1999 consisted of one apartment building with a carrying value of $864,000. This building is currently under agreement of sale with settlement expected by year-end 1999. We do not expect to record any gain or loss on the sale. There was one 1-4 family residential property in the amount of $200,000 classified as other real estate owned at December 31, 1998. This property was sold in April 1999 with no gain or loss recorded on the sale.

Deferred taxes

     The $1,396,000 increase in deferred taxes from $826,000 at December 31, 1998 to $2,222,000 at September 30, 1999 relates to the change in the fair value of investment securities available for sale.

Deposits

     Premier Bank, a traditional community-based bank, depends upon a base of competitively priced core deposits to provide a stable funding source. The Bank has retained and grown our customer base since our inception through a combination of price, quality service, convenience, and a stable and experienced staff. The Bank primarily attracts deposits from within our market area. Competition for deposits is increasing as our competitors now extend beyond traditional banking institutions and into a variety of financial services companies such as insurance companies, securities brokerage firms and mutual funds. Many of our competitors are significantly larger and have greater financial resources, personnel and locations to conduct business. In addition, the internet provides a low cost distribution channel to financial services companies that is not constrained by geography.

     Core deposits, which exclude time deposits of $100,000 or more, grew $17,685,000 or 10% during the nine months ended September 30, 1999 to $193,573,000. Most of this growth occurred in time deposits. Total time deposits at September 30, 1999 were $123,766,000 or 56% of total deposits, of which $42,389,000 mature after one year. Depending on market conditions, management generally prices its time deposits to extend maturities beyond one year.

     During the nine months ended September 30, 1999, total deposits grew $28,029,000 or 15% to $219,255,000. Future deposit growth will be accomplished through deposit promotions, business development programs and continued branch expansion. The Bank opened its fourth branch in February 1999 and plans to open its fifth branch in Bethlehem, Pennsylvania by year-end 1999.

                        DEPOSITS BY MAJOR CLASSIFICATION

                                         September 30, 1999                December 31, 1998
                                 --------------------------------   -------------------------------
                                 Weighted                           Weighted
                                 Average                            Average
                                 Interest                   % of    Interest                 % of
                                   Rate         Amount      Total     Rate       Amount      Total
                                 --------     --------     ------   --------    --------     ------
                                                       (Dollars in thousands)
Interest checking                  2.50%       $ 19,153      8.74%    2.62%     $ 16,432      8.59%
Money market                       2.55%          1,185      0.53%    2.57%        1,580      0.83%
Savings                            3.42%         56,560     25.80%    3.44%       54,082     28.28%
Time                               5.29%        123,766     56.45%    5.46%      100,107     52.35%
                                   ----        --------    ------     ----      --------     -----
  Total interest-bearing deposits  4.48%        200,664     91.52%    4.53%      172,201     90.05%
                                   ====                               ====
Non-interest-bearing deposits                    18,591      8.48%                19,025      9.95%
                                               --------    ------               --------    ------
Total deposits                                 $219,255    100.00%              $191,226    100.00%
                                               ========    ======               ========    ======

Borrowings

     Borrowings increased $31,981,000 from $29,936,000 at December 31, 1998 to $61,917,000 at September 30, 1999. Loan growth has outpaced deposit growth during 1999 causing the Bank to increasingly rely on borrowings as a funding source. For additional information on our borrowing sources and borrowing capacity, see the "Liquidity" section that follows.

     At September 30, 1999 securities sold under agreement to repurchase consisted of $25,000,000 in borrowings from the FHLB maturing within 180 days; $14,994,000 in borrowings from a securities broker maturing within 90 days; and $6,923,000 in retail repurchase agreements maturing overnight. At December 31, 1998 securities sold under agreement to repurchase included $11,000,000 and $3,936,000 in borrowings from the FHLB and retail customers, respectively.

     Short-term FHLB advances at September 30, 1999 represent debt previously classified as long-term which the Bank will prepay due to recent FHLB notification of intent to convert the borrowing to a variable rate. Short-term FHLB advances were $5,000,000 at September 30, 1999.

     Long-term FHLB advances totaling $10,000,000 mature in the year 2002. These advances are subject to repricing every six months at which time the issuer may convert the borrowing to a variable rate if current rates are higher. Should the issuer convert the borrowing, the Bank may prepay the debt without penalty. We believe that these advances will be converted or repaid if the recent trend of higher interest rates continues.

     All borrowings from the FHLB are secured by a blanket lien against all of the Bank's assets. In addition, the FHLB amended its policies in 1998 to require its borrowers who exceed 50% of their maximum borrowing capacity to deliver certain securities to them as collateral. As of September 30, 1999 the Bank delivered $38,380,000 in investments as collateral to the FHLB under this new policy. In addition, $14,212,000 in investment securities are held by a securities broker as collateral against Bank borrowings. Customer repurchase agreements are collateralized by investment securities in an amount that equals to or exceeds such borrowings.

                                            BORROWINGS


                                                  September 30, 1999    December 31, 1998
                                                  ------------------    ------------------
                                                            Weighted              Weighted
                                                             Average               Average
                                                   Amount     Rate       Amount     Rate
                                                  -------   --------    -------   --------
                                                           (Dollars in thousands)
Securities sold under agreement to repurchase     $46,917     5.25%     $14,936     4.74%
Short-term FHLB advances                            5,000     5.47%          --       --
Long-term FHLB advances                            10,000     5.40%      15,000     5.42%
                                                  -------     ----      -------     ----
                                                  $61,917     5.29%     $29,936     5.08%
                                                  =======     ====      =======     ====

Other liabilities

     Other liabilities decreased $716,000 from $3,233,000 at December 31, 1998 to $2,517,000 at September 30, 1999. This decrease relates principally to the timing difference between the accrual and payment of normal recurring operating expenses and the expense associated with the capital securities.


CAPITAL ADEQUACY

     At September 30, 1999, we believe that we are in compliance with all applicable regulatory requirements to be classified as "well capitalized" pursuant to FDIC regulations. We plan to remain "well capitalized" and manage the Bank accordingly. During the past twelve months we completed two capital raising initiatives.

     On August 11, 1998, our subsidiary, PBI Capital Trust, issued $10,000,000 in capital securities. Proceeds from the capital securities provide us with additional Tier I and Tier II capital pursuant to banking regulations. The capital securities, which represent the minority interest in equity accounts of subsidiaries, are limited to 25% of Tier I capital. As our equity grows, a greater portion of the capital securities will count towards Tier I capital.

     On December 22, 1998, we commenced an offering of common stock at $11.00 per share. This offering expired on March 31, 1999. We issued 272,416 shares during this offering with net proceeds totaling $2,850,000. We will use the net proceeds of the stock offering for general corporate purposes, including investments in or advances to the Bank to increase the Bank's capital position and loan to one borrower lending limits. In addition, these proceeds may be used to support the continuing development of the Bank's franchise through branch expansion and possible expansion into related businesses.

     The tables below depict our capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by FDIC regulations. At September 30, 1999 we exceeded all regulatory requirements and are classified as "well capitalized".

                               CAPITAL COMPONENTS

                                                  September 30, 1999  December 31, 1998
                                                  ------------------  -----------------
                                                          (Dollars in thousands)
Tier I
Shareholders' equity                                    $ 13,852          $ 11,767
Allowable portion of minority interest in equity
  of subsidiaries                                          5,654             4,000
Net unrealized losses on investment securities
  available for sale                                       3,108               399
                                                        --------          --------
Total Tier I Capital                                    $ 22,614          $ 16,166
                                                        ========          ========

Tier II
Allowable portion of minority interest in equity
  of subsidiaries                                       $  4,346          $  6,000
Allowable portion of the allowance for loan losses         2,343             1,805
Allowable portion of subordinated debt                     1,500             1,500
                                                        --------          --------
Total Tier II Capital                                   $  8,189          $  9,305
                                                        ========          ========

Total Capital                                           $ 30,803          $ 25,471

Risk-weighted assets                                     229,051           185,263


                                 CAPITAL RATIOS

                                                                                               "Adequately"       "Well"
                                                            Actual              Actual           Capitalized     Capitalized
                                                      September 30, 1999   December 31, 1998       Ratios          Ratios
                                                      ------------------   -----------------    ------------     -----------
Total risk-based capital/risk-weighted assets               13.45%             13.75%              8.00%          10.00%
Tier I capital/risk-weighted assets                          9.87%              8.73%              4.00%           6.00%
Tier I capital/average assets (leverage ratio)               7.46%              6.75%              4.00%           5.00%


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

     For the nine months ended September 30, 1999, operating and financing activities provided cash and cash equivalents of $4,318,000 and $62,889,000, respectively, while investing activities used $66,300,000. The cash provided by financing activities is the result of an increase in deposits and borrowings and the issuance of common stock. Deposits and borrowings grew $28,029,000 and $31,981,000, respectively, while net proceeds from the common stock offering totaled $2,850,000. This cash was primarily used for loan originations and the purchase of mortgage-backed and other securities.

     For the nine months ended September 30, 1998, operating and financing activities provided cash and cash equivalents of $5,808,000 and $33,615,000, respectively, while investing activities used $38,513,000. The cash provided by financing activities resulted from a $30,802,000 increase in deposits and the issuance of $10,000,000 in capital securities in August 1998. Cash totaling $88,947,000 was also provided by the sales and repayment of investment securities. Together, this cash was primarily used for loan originations, the purchase of corporate bonds, mortgage-backed and other securities and the repayment of borrowings. For the nine months ended September 30, 1998, loans and investments grew $21,809,000 and $16,583,000, respectively, while borrowings decreased by $7,187,000.

     The Bank monitors it liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales through a correspondent bank. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Additional sources of funds are available through use of one of the following: $4,000,000 unsecured federal funds line of credit with a correspondent bank or, the Bank's $45,354,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh. The Bank could also sell or borrow against certain investment securities. At September 30, 1999, the Bank had $40,000,000 in borrowings outstanding at the FHLB. Borrowings against certain investment securities totaled $14,994,000 at September 30, 1999.

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

Accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale by a mortgage banking enterprise

   In October 1998 the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement requires that, after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first quarter beginning after December 15, 1998. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement, mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. We adopted this Statement on January 1, 1999. There was no impact on earnings, financial condition or equity from the adoption of this Statement since we do not engage in the securitization of mortgage loans held for sale.

RECENT LEGISLATION

         On November 8, 1999 Congress enacted the Financial Institutions Modernization Act. This law will dramatically change the financial services industry by eliminating the barriers between commercial banking, insurance and securities. These barriers have existed since the enactment of the Glass-Steagall Act during the height of the Great Depression. Management is analyzing the effect of the aforementioned law on the liquidity, capital resources, and results of operations of the corporation. The law may have a substantial long-term impact by changing the business environment in which the corporation operates.

         Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the corporation's results of operations.


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

     The Bank is subject to the regulation and oversight of various banking regulators whose oversight includes the provision of specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examinations of the Bank's Year 2000 programs are conducted on a quarterly basis. Management reports on the status of Y2K readiness to the Board of Directors on a monthly basis.

Company's state of readiness

     Management is committed to ensuring that our daily operations suffer little or no impact from the century date change. We have applied due diligence throughout the Y2K process following the guidelines contained in the series of Federal Financial Institutions Examinations Council's Interagency Guidelines and the SEC's Release No. 33-7558. The guidelines identify the following phases: awareness, assessment, renovation or remediation, testing or validation and implementation.

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

     Management initiated an enterprise-wide program to prepare our computer systems and applications for the Year 2000. We developed a comprehensive inventory of all PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer-related systems (such as postage meters and fax machines). We recognize that the Bank's operating, processing and accounting operations are computer reliant and could be affected by the Y2K issue and thus, we developed a plan to make the systems Y2K ready. As of September 30, 1999, we believe that substantially all of our systems are Year 2000 ready. We will continue to test and validate certain systems for Y2K readiness throughout the fourth quarter of 1999.

     We acquired our mission-critical system, which supports our core business processes, from a highly regarded third-party vendor. This vendor began in 1997 and completed by October 1998, renovations to our system to make it Y2K ready. The remediated software was placed into daily production in October 1998. In November 1998, the Bank, along with other clients of this vendor, began comprehensive testing of the system's Y2K readiness. This testing was completed in January 1999 with no significant Y2K related failures. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact our computer systems. We could be adversely affected by the Y2K problem if we, or unrelated parties, fail to successfully address the problem. We communicated with the unrelated parties that we deal with to coordinate Year 2000 compliance. Additionally, we depend on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. We are also assessing the impact, if any, the century date change may have on our credit risk.

     We communicated with all of our significant vendors, suppliers and large commercial customers to determine the extent to which we are vulnerable to those third-parties' failure to remedy their own Year 2000 problems. The Y2K Project Manager has available each vendors' Y2K readiness efforts which includes their remediation plan, renovation approach, testing methodologies and target dates. In the event that any of our significant vendors, suppliers and large commercial customers do not successfully achieve Year 2000 compliance in a timely manner, our business or operations could be adversely affected. If significant suppliers fail to meet Year 2000 operating requirements, we intend to engage alternative suppliers. For insignificant vendors, we will not necessarily validate that they are Year 2000 compliant. However, for any insignificant vendor who responded that it will not be compliant by June 1999, we are seeking a new vendor or system that is compliant. The Bank has surveyed its large commercial customers as to their Y2K preparedness. Respondents have acknowledged their awareness of Y2K issues and currently believe that these issues will not materially affect their financial condition, liquidity, or results of operations. The extent to which customers are Y2K compliant is considered in the Bank's decision to extend credit.

Costs of year 2000

     To date, approximately $67,000 has been expensed as Year 2000 costs. Management expects to spend an additional $35,000 for this project which will be expensed as incurred over the next three months. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues and the development of contingency plans, and are based on presently available information. The total cost of the project is being funded through operating cash flows. We continue to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, we do not expect the amounts required to be expensed over the next three months to have a material effect on the financial position or results of operations. We believe that the cost of addressing the Y2K issues will not be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions. However, if compliance is not achieved in a timely manner by us or any of our significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on our operations and financial position. We believe that the costs or the consequences of incomplete or untimely resolution of our Year 2000 issues do not represent a known material event or uncertainty that is reasonably likely to affect our future financial results, or cause our reported financial information not to be necessarily indicative of future operating results or future financial condition.

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

Risks of year 2000

     At present, management believes its progress in remedying our systems, programs and applications, installing Y2K compliant upgrades and developing contingency plans is on target. The Y2K computer problem creates risk for us from unforeseen problems in our own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Failure of third-party systems, especially electric and telephone utilities, relative to the Y2K issue could have a material impact on our ability to conduct business.

Contingency plans

     We developed business resumption and contingency plans to mitigate potential adverse Y2K risks. These plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems. These plans address mission-critical and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer-related systems.

                          PART II -- OTHER INFORMATION
ITEM 1 -- LEGAL PROCEEDINGS

     At September 30, 1999, no material legal proceedings were pending.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5 -- OTHER INFORMATION

     None.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are incorporated by reference or attached to this Form 10-QSB:

3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3i to our Registration Statement No. 333-34243 on Form S-4 filed with the Commission on August 22,1997, as amended on September 9, 1997).
3.2 By-Laws (Incorporated by reference to Exhibit 3ii to our Registration Statement No. 333-34243 on Form S-4 filed with the Commission on August 22,1997, as amended on September 9, 1997).

10.1 Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 99.6 to our Registration Statement No. 333-34243 on Form S-4 filed with the Commission on August 22,1997).

10.2 Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and John C. Soffronoff (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-QSB filed with the Commission on November 13, 1998).

10.3 Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and John J. Ginley (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB filed with the Commission on November 13, 1998).

10.4 Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and Bruce E. Sickel (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-QSB filed with the Commission on November 13, 1998).

11.1 Statement re: Computation of per share earnings (Included at Note 4 of this Form 10-QSB).

27.1     Financial Data Schedule (Exhibit 27).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                   Premier Bancorp, Inc.



DATE                               SIGNATURE
----                               ---------

November 12, 1999                  /s/ John C. Soffronoff
                                   ----------------------
                                   John C. Soffronoff
                                   President, Chief Executive Officer, Director
                                   (Principal Executive Officer)


November 12, 1999                  /s/ Bruce E. Sickel
                                   -------------------
                                   Bruce E. Sickel
                                   Chief Financial Officer, Director
                                   (Principal Financial Officer)


                                INDEX OF EXHIBITS

                                                                                                         Page
                                                                                                         ----
3.1      Articles of Incorporation (Incorporated by reference to Exhibit 3i to                             *
         our Registration Statement No. 333-34243 on Form S-4 filed with the Commission on August 22,1997, as amended on September 9, 1997).

3.2      By-Laws (Incorporated by reference to Exhibit 3ii to our Registration                             *
         Statement No. 333-34243 on Form S-4 filed with the Commission on
         August 22,1997 as amended on September 9, 1997).

10.1     Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to                     *
         Exhibit 99.6 to our Registration Statement No. 333-34243 on Form S-4
         filed with the Commission on August 22,1997).

10.2     Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and                       *
         John C. Soffronoff (Incorporated by reference to Exhibit 10.2 to our Quarterly
         Report on Form 10-QSB filed with the Commission on November 13, 1998).

10.3     Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and John J. Ginley (Incorporated by reference to Exhibit 10.3 to our
         Quarterly Report on Form 10-QSB filed with the Commission on November
         13, 1998).                                                                                        *

10.4     Change of Control Agreement between Premier Bancorp, Inc., Premier Bank                           *
         and Bruce E. Sickel (Incorporated by reference to Exhibit 10.4 to our
         Quarterly Report on Form 10-QSB filed with the Commission on November 13, 1998).

11.1     Statement re: Computation of per share earnings (Included at Note 4 of this                       5
         Form 10-QSB).

27.1     Financial Data Schedule (Exhibit 27).                                                            37

*   Incorporated by reference.