Form 10KSB40
period 1999-12-31
PREMIER BANCORP INC /PA/
filed 2000-03-30
CIK 1044651

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934, FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                         COMMISSION FILE NUMBER 1-15513

                              PREMIER BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             PENNSYLVANIA                               23-2921058
    -------------------------------                 -------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

379 NORTH MAIN STREET, DOYLESTOWN, PENNSYLVANIA           18901
-----------------------------------------------         ----------
    (Address of Principal Executive Offices)            (Zip Code)

                                 (215) 345-5100
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

     COMMON STOCK, $0.33 PAR VALUE              AMERICAN STOCK EXCHANGE
     -----------------------------              -----------------------
         Title of Each Class                     Name of Each Exchange
                                                  on Which Registered

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

      None
----------------
(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   --- ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The issuer's revenues for its most recent fiscal year were $22,053,000.

     As of March 17, 2000, 3,078,914 shares of common stock of the registrant were outstanding and the aggregate market value of the common stock of the registrant, held by non-affiliates was approximately $20,321,000.

     Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                   ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the registrant's 2000 annual meeting of shareholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PREMIER BANCORP, INC.

                                   FORM 10-KSB
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I

Item 1        Business....................................................    1

Item 2        Properties..................................................    6

Item 3        Legal Proceedings...........................................    7

Item 4        Submission of Matters to a Vote of Security Holders.........    7


PART II

Item 5        Market for Registrant's Common Stock and Related Shareholder
                Matters...................................................    8

Item 6        Management's Discussion and Analysis of Financial Condition
                and Results of Operation..................................    9

Item 7        Financial Statements and Supplementary Data.................   28

Item 8        Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   56


PART III

Item 9        Directors and Executive Officers; Compliance with Section
                16(a) of the Exchange Act.................................   57

Item 10       Executive Compensation......................................   57

Item 11       Security Ownership of Certain Beneficial Owners and
                Management................................................   57

Item 12       Certain Relationships and Related Transactions..............   57

Item 13       Exhibits List and Reports on Form 8-K.......................   58

              Signatures..................................................   59

                                     PART I

ITEM 1 -- BUSINESS

PREMIER BANCORP, INC.

     We are a Pennsylvania business corporation and a registered bank holding company headquartered in Doylestown, Bucks County, Pennsylvania. We were incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. Each outstanding share of Premier Bank common stock was converted into one share of Premier Bancorp, Inc. common stock under the Plan of Reorganization approved by the bank's shareholders. Our primary business is the operation of our wholly-owned subsidiary, Premier Bank, which we manage as a single business segment.

     Our consolidated financial condition and results of operations consist almost entirely of Premier Bank's financial condition and results of operations. At December 31, 1999, we had total consolidated assets of $318,660,000, total deposits of $237,481,000 and total shareholders' equity of $12,647,000.

     As of December 31, 1999, the holding company did not own or lease any property and had no employees.

PREMIER BANK

     Premier Bank was organized in 1990 as a Pennsylvania chartered banking institution and began operations on April 24, 1992. The bank is a community-oriented financial services provider whose business primarily consists of attracting retail deposits from the general public and small businesses and originating commercial and consumer loans in its market area. Substantially all of the bank's revenues are derived from net interest income. The bank conducts business from its main office in Doylestown, Pennsylvania and from four other Pennsylvania based retail offices located in Southampton, Bucks County, Lower Makefield, Bucks County, Easton, Northampton County, and Bethlehem, Northampton County. Premier Bank opened its fourth branch office in Lower Makefield Township, Bucks County, Pennsylvania on February 19, 1999 and its fifth branch in Bethlehem, Northampton County, Pennsylvania on December 17, 1999.

     The bank's deposit products include checking, savings and money market accounts as well as certificates of deposit. The bank offers numerous credit products but specializes in lending to small commercial businesses and professionals. The bank offers a full array of lending products including loans secured by real estate and other assets, working capital lines and other commercial loans. Other credit products include residential mortgage loans, home equity loans and lines of credit, personal lines of credit and other consumer loans. Premier Bank also offers other services such as internet banking, telephone banking, cash management services, automated teller services and safe deposit boxes.

     The bank is a member of the Federal Reserve System. Deposits are insured by the Federal Deposit Insurance Corporation's Bank Insurance Fund to the fullest extent provided by law.

     At December 31, 1999 the bank had 57 full-time and 17 part-time employees.

MARKET AREA

     The bank's primary market area is Doylestown, Pennsylvania and the surrounding Bucks County and Greater Delaware Valley communities. The bank has three Bucks County based offices. The bank also services parts of the Lehigh Valley from its Bethlehem and Easton, Northampton County, Pennsylvania offices. Though the vast majority of business comes from these specific areas, the bank will from time to time do business in a wider geographic region including all of Eastern Pennsylvania and New Jersey including the New Jersey coastline.

     The bank expects to extend its market area into sections of Montgomery County, Pennsylvania with the opening of its sixth branch in Montgomeryville during the third quarter of 2000.

LENDING ACTIVITIES

     The bank offers a variety of loan products to its customers, including loans secured by real estate, commercial and consumer loans. The bank's lending objectives are as follows:

     o to establish a diversified loan portfolio comprised of commercial loans, mortgage loans, consumer loans and all other loan types;

     o to provide a satisfactory return to the company's shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin.

     The bank manages credit risk through portfolio diversification, underwriting policies and procedures and loan monitoring practices.

     Gross loans totaled $199,224,000 at December 31, 1999 compared to $140,348,000 at December 31, 1998. Gross loans represented approximately 62.5% and 56.3% of total assets at year-end 1999 and 1998, respectively. At December 31, 1999, $171,803,000 or 86.2% of loans were secured by real estate compared to $124,074,000 or 88.4% at December 31, 1998.

     Loans secured by residential properties include both first and second mortgages on single family loans. Many of these loans were made to small business owners and professionals. Loans secured by residential property totaled $34,180,000 and $32,931,000 at December 31, 1999 and 1998, respectively.

     Loans secured by commercial properties include owner occupied commercial properties and investment income producing properties. Commercial mortgages totaled $127,885,000 and $86,008,000 at December 31, 1999 and 1998,
respectively.

     Loans secured by apartments and other multi-family residential properties totaled $9,738,000 at December 31, 1999 and $5,135,000 at December 31, 1998.

     Other loans not secured by real estate include commercial and consumer loans. Commercial loans are generally made to finance the acquisition of machinery and equipment and to provide working capital for local commercial, retail and professional companies. These loans are usually secured by business assets, excluding real property, and guaranteed by the owners. Commercial loans totaled $25,260,000 and $14,434,000 at December 31, 1999 and 1998, respectively.

     Consumer loans consist generally of automobile loans and personal loans. At December 31, 1999 and 1998, these loans totaled $2,161,000 and $1,840,000, respectively.

INVESTMENT ACTIVITIES

     At December 31, 1999 and 1998, our investment portfolio, totaled $103,957,000 and $99,380,000, respectively. Investments consisted primarily of U.S. government agency obligations, mortgage-backed securities, corporate bonds and state and municipal securities. The corporate bonds included in our investment portfolio were issued by other banking companies and are similar in type to the capital securities we issued in August 1998. Equity securities include stock in the Federal Home Loan Bank of Pittsburgh, the Federal Reserve Bank of Philadelphia and the Atlantic Central Bankers Bank, the bank's principal correspondent bank. Investment securities available for sale are recorded at market value with the unrealized holding gain or loss, net of taxes, included in shareholders' equity, while investment securities held to maturity are recorded at amortized cost. At December 31, 1999 and 1998, the carrying value of the available for sale portfolio was $97,076,000 and $93,888,000, respectively. The portfolio experienced significant market value depreciation during 1999 as interest rates rose. The carrying value of the held to maturity portfolio was $6,881,000 and $5,492,000, at December 31, 1999 and 1998, respectively.

     We view our investment portfolio as a source of earnings and liquidity. Decisions on maturity and type of investment are dictated by our investment and balance sheet management policies as approved annually by our Board of Directors. The Chief Financial Officer makes the decision regarding the specific selection of investments for our portfolio. The Asset Liability Committee sets investment guidelines and strategy based on our financial goals and interest rate sensitivity.

SOURCES OF FUNDS

     The bank primarily uses deposits and borrowings to finance lending and investment activities. Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh, reverse repurchase agreements with investment banks and, overnight borrowings from our customers and correspondent bank. The bank also has an available line with the Federal Reserve Bank of Philadelphia. To date, the bank has not used this funding source. All borrowings, except for the line of credit with our correspondent bank, require collateral in the form of loans or securities. Borrowings are, therefore, limited by collateral levels and the available lines of credit extended by the bank's creditors. Deposits continue to be the key to the future funding and growth of the business.

COMPETITION

     The bank actively competes with other financial services companies for deposit and loan business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, mutual funds, money market funds, and certain government agencies. Financial institutions compete mostly on the quality of services rendered, interest rates and returns offered on deposit accounts, interest charged on loans, service charges, the convenience of banking facilities, location and hours of operation and, in case of loans to larger commercial borrowers, relative lending limits.

     Many of these competitors are significantly larger than Premier Bank and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, the bank is subject to regulation while certain competitors are not. There are relatively few barriers for companies wanting to enter into the financial services industry. For more information, see the "Supervision and Regulation" section below.

     The growth of mutual funds over the past decade has made it increasingly difficult for community-based financial institutions like Premier Bank to attract deposits. The continued flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans and a strong economy, have fueled high returns for these investments, in particular, certain equity funds. These returns, which have been higher than what commercial banks earn on their assets, have perpetuated the flow of additional investment dollars into the stock market and away from traditional bank deposit products.

SUPERVISION AND REGULATION

Holding Company Regulation

     As a registered holding company under the Bank Holding Company Act of 1956, we are regulated by the Federal Reserve Board and the provisions of section 115 of the Pennsylvania Banking Code of 1965.

     The Bank Holding Company Act requires us to file an annual report with the Federal Reserve Board regarding the holding company and its subsidiary bank. The Federal Reserve Board may also make examinations of the holding company and its subsidiary bank. The Federal Reserve Board possesses cease-and-desist powers over bank holding companies and their non-bank subsidiaries where their actions would constitute an unsafe or unsound practice or violation of law.

     The Bank Holding Company Act restricts a bank holding company's ability to acquire control of additional banks. In addition, the Act generally prohibits a bank holding company from:

     o acquiring a direct or indirect interest in, or control of 5% or more of the outstanding voting shares of any company; and

     o engaging directly or indirectly in activities other than that of banking, managing or controlling banks or furnishing services to its subsidiaries.

     However, the Federal Reserve Board permits a bank holding company to engage in, and to own shares of companies engaged in, certain activities deemed closely related to banking or the managing or controlling of banks.

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

Environmental Laws

     We do not anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on our competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to these borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. This examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution. Borrowers are responsible for the cost of these examinations and reports. These costs may be substantial and may deter prospective borrowers from entering into a loan transaction with the bank. We are not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the bank.

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

Federal Reserve Board Requirements

     Regulation D of the Federal Reserve Board requires all depository institutions to maintain reserves on transaction accounts. These reserves may be in the form of cash or non-interest-bearing deposits with the Federal Reserve Bank of Philadelphia. Under Regulation D, the bank must establish reserves equal to 3.0% of the first $44,300,000 of net transaction accounts plus 10% on the remainder. The bank's reserve requirement was $1,222,000 and $862,000 at December 31, 1999 and 1998, respectively.

Effects of Government Policy

     The Gramm-Leach-Bliley Financial Services Modernization Act of l999, signed into law on November 12, 1999, amends the Bank Holding Company Act of 1956 to create a new category of holding company - the "financial holding company." To be designated as a financial holding company, a bank holding company must file an application with the Federal Reserve Board. The holding company must be well capitalized and well managed, as determined by Federal Reserve Board regulations. When a bank holding company becomes a financial holding company, the holding company or its affiliates may engage in any financial activities that are "financial in nature or incidental to such activities." Furthermore, the Federal Reserve may approve a proposed activity if it is "complementary" to financial activities and does not threaten the safety and soundness of banking. The Act provides an initial list of activities that constitute activities that are financial in nature, including:

     o lending and deposit activities,

     o insurance activities, including underwriting, agency and brokerage,

     o providing financial investment advisory services,

     o underwriting in, and acting as a broker or dealer in, securities,

     o merchant banking, and

     o insurance company portfolio investment

     o Support services:

          o Providing limited courier services; and

          o Printing and selling checks and related items requiring magnetic ink character recognition.

     o Insurance agency and underwriting:

          o Subject to certain limitations, acting as principal, agent, or broker for credit life, accident, health and unemployment insurance that is directly related to an extension of credit by the bank holding company or any of its subsidiaries.

          o Engaging in any insurance agency activity in a place where the bank holding company or a subsidiary of the bank holding company has a lending office and that has a population not exceeding 5,000 or has inadequate insurance agency facilities, as determined by the Federal Reserve Board.

          o Supervising, on behalf of insurance underwriters, the activities of retail insurance agents who sell fidelity insurance and property and casualty insurance on the real and personal property used in the bank holding company's operations or its subsidiaries and group insurance that protects the employees of the bank holding company or its subsidiaries.

          o Engaging in any insurance agency activities if the bank holding company has total consolidated assets of $50 million or less with the sale of life insurance and annuities being limited to sales in small towns or as credit insurance.

     o Making equity and debt investments in corporations or projects designed primarily to promote community welfare, and providing advisory services to these programs.

     o Subject to certain limitations, providing others financially oriented data processing or bookkeeping services.

     o Issuing and selling money orders, travelers' checks and United States savings bonds.

     o Providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments.

     o Providing tax planning and preparation advice.

     In addition to permitting financial services providers to enter into new lines of business, the new law allows firms the freedom to streamline existing operations and to potentially reduce costs. The impact that the Gramm-Leach-Bliley Financial Modernization Act is likely to have on Premier Bancorp, Inc. and Premier Bank is difficult to predict. While the Act facilitates the ability of financial institutions to offer a wide range of financial services, management does not believe that this Act will have an immediate positive or negative material effect on our operations. However, the Act may increase the amount of competition from larger financial services companies because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services including insurance and brokerage services.

     Further, the company's and bank's business is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management believes that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies, market share and economies of scale.

AVAILABLE INFORMATION

     Premier Bancorp Inc.'s common stock is registered under Section 12(b) of the Securities Exchange Act of 1934 and is traded on the American Stock Exchange. We are subject to the informational requirements of the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC's Public Reference Room at Judiciary Plaza, 450 Fifth Street, N.W, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Premier Bancorp Inc. is an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's Internet site address is: http://www.sec.gov. Our Internet site address is: http://www.premierbankonline.com.

     You may also inspect materials and other information concerning Premier Bancorp. Inc. at the offices of the American Stock Exchange, Inc. at 86 Trinity Place, New York, New York 10006 because our common stock is listed on the American Stock Exchange under the trading symbol PPA. The American Stock Exchange's Internet address is: http://www.amex.com.

ITEM 2 -- PROPERTIES

     Our main office is located at 379 North Main Street, Doylestown, Pennsylvania. The bank currently conducts business from the main office and four other retail offices located in Southampton and Lower Makefield Township, Bucks County and, Bethlehem and Easton, Northampton County, Pennsylvania. The Floral Vale Branch in Lower Makefield Township, Bucks County opened on February 19, 1999 and the Bethlehem branch opened on December 17, 1999. The bank plans to open a sixth branch in Montgomeryville, Montgomery County, Pennsylvania in the third quarter of 2000.

     Commercial lenders are located in or within close proximity to each of the bank's retail offices or in markets where the bank may expand later. In September 1999, the bank opened a commercial loan production office in Colmar, Montgomery County, Pennsylvania.

     The following table details ownership of the bank's properties at December 31, 1999.

1) Doylestown, Pa....................  Main office and branch -- owned

2) Easton, Pa........................  Branch -- owned

3) Southampton, Pa...................  Branch and operations center -- leased requiring rental payments of $59,670 per year

4) Southampton, Pa...................  Loan production office -- leased requiring rental payments of $16,775 in 2000

5) Lower Makefield Twp., Pa..........  Branch -- owned

6) Bethlehem, Pa.....................  Branch -- owned

7) Colmar, Pa........................  Loan production office -- leased requiring rental payments of $12,000 in 2000

8) Montgomeryville, Pa...............  Land leased for future branch site requiring rental payments of $85,000 per year to begin 150 days
                                         after the start of construction

     Prior to 1999, the Doylestown and Easton offices were leased. In January 1999, the bank exercised its option to purchase these buildings.

     The bank expects to open its sixth branch in Montgomeryville, Montgomery County, Pennsylvania during the third quarter of 2000.

ITEM 3 -- LEGAL PROCEEDINGS

     At December 31, 1999, there were no material legal proceedings pending against the company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS

     Our common stock was listed on the American Stock Exchange (AMEX) on December 30, 1999 under the trading symbol PPA. At December 31, 1999, 30,000,000 shares of common stock were authorized and 3,078,914 shares were outstanding. We had 721 shareholders of record as of March 17, 2000. No other class of common stock is authorized or outstanding.

     On February 17, 2000 we declared a 5% stock dividend which resulted in the issuance of 146,492 shares of common stock on March 10, 2000 to holders of record on February 29, 2000. All information has been retroactively restated to reflect this stock dividend.

     To the best of management's knowledge, shares of common stock traded in the range of $10.48 to $12.38 per share during 1999 and $5.71 to $10.48 per share during 1998, after giving retroactive effect to the common stock dividend declared on February 17, 2000. Our ability to pay dividends to shareholders is dependent upon our ability to obtain dividends from the bank. The bank's ability to pay dividends is subject to certain regulatory restrictions that are described in greater detail at Note 20 to the 1999 Consolidated Financial Statements. We have not declared nor paid any cash dividends.

     We issued 286,036 shares at $10.48 per share during a stock offering from December 22, 1998 to March 31, 1999 after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Net proceeds of this offering were $2,850,000. We used the net proceeds of this stock offering for general corporate purposes, including investments in or advances to the bank which increased the bank's capital position and loan to one borrower lending limits. In addition, we may use these proceeds to support the continuing development of the bank's franchise through possible expansion into related businesses.

                       SELECTED FINANCIAL AND OTHER DATA

AS OF OR FOR THE YEARS ENDED DECEMBER 31,                 1999             1998             1997
-----------------------------------------              ----------       ----------       ----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Income and Expense
Interest income......................................  $   21,929       $   16,516       $   13,448
Interest expense.....................................      11,420            8,922            7,532
                                                       ----------       ----------       ----------
Net interest income..................................      10,509            7,594            5,916
Provision for loan losses............................         719              505              400
Non-interest income..................................         124              357              150
Non-interest expense.................................       6,744            4,903            3,735
                                                       ----------       ----------       ----------
Income before income taxes...........................       3,170            2,543            1,931
Income tax expense...................................         765              788              590
                                                       ----------       ----------       ----------
Net income...........................................  $    2,405       $    1,755       $    1,341
                                                       ==========       ==========       ==========

Share Data
Basic earnings per share.............................  $     0.80       $     0.64       $     0.49
Diluted earnings per share...........................        0.72             0.57             0.47
Book value per share.................................        4.11             4.25             3.78
Average common shares outstanding....................   3,016,893        2,762,101        2,736,796
Average diluted shares outstanding...................   3,341,208        3,069,673        2,890,085

Balance Sheet
Loans, net of unearned income........................  $  198,632       $  139,905       $  108,532
Investment securities held to maturity...............       6,881            5,492           15,170
Investment securities available for sale.............      97,076           93,888           62,434
Other earning assets.................................       3,845            1,762              284
Total assets.........................................     318,660          249,193          193,523
Deposits.............................................     237,481          191,226          143,603
Borrowings...........................................      52,537           29,936           34,843
Subordinated debt....................................       1,500            1,500            1,500
Capital securities...................................      10,000           10,000               --
Shareholders' equity.................................      12,647           11,767           10,434

Selected Financial Ratios
Net interest margin..................................        3.94%            3.82%            3.56%
Return on average assets.............................        0.83%            0.82%            0.78%
Return on average shareholders' equity...............       17.59%           16.05%           14.28%
Average shareholders' equity to average assets.......        4.70%            5.11%            5.45%

Number of banking offices at year-end................           5                3                3

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Premier Bancorp, Inc. is a Pennsylvania business corporation and a registered bank holding company headquartered in Doylestown, Bucks County, Pennsylvania. We were incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. Our primary business is the operation of our wholly owned subsidiary, Premier Bank, which we manage as a single business segment.

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

     The bank's revenues are derived principally from interest on its loan and securities portfolios. The bank's primary sources of funds are deposits, repayments of loans and investment securities and, borrowed funds. Currently, the bank has five full-service Pennsylvania banking offices: Doylestown, Easton, Southampton, Bethlehem and Floral Vale. The bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the bank.

     Our consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowed money. We also generate non-interest income such as service charges and other fees. Our non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing, data processing costs and other operating expenses. The bank is subject to losses from its loan portfolio if borrowers fail to meet their obligations. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

     The following discussion focuses on the major components of our operations and presents an overview of the significant changes in the results of operations and financial condition for the past two years. This discussion section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes beginning on page 32. Current performance may not be indicative of future performance.

     The management of Premier Bancorp, Inc. has made forward-looking statements in this Annual Report on Form 10-KSB. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Premier Bancorp, Inc. and its subsidiaries, Premier Bank and PBI Capital Trust. When words such as "believes", "expects", "anticipates" or similar expressions occur in this Annual Report, management is making forward-looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this Annual Report, could affect the future financial results of Premier Bancorp, Inc. and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this Annual Report. These factors include the following:

     o operating, legal and regulatory risks;

     o economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and

     o the risk that our analyses of these risks and forces could be incorrect and or that the strategies developed to address them could be unsuccessful.

MANAGEMENT STRATEGY

     Our primary strategy is to increase loan and deposit market share in the communities we serve and to expand our branch network to new markets as deemed appropriate. We plan to accomplish this growth principally through aggressive pricing and marketing. The bank opened its fourth branch office in Lower Makefield Township, Bucks County on February 19, 1999 and its fifth branch in Bethlehem, Pennsylvania on December 17, 1999. The bank also has loan production offices in Southampton and Colmar, Pennsylvania. The bank plans to open its sixth branch in Montgomeryville, Pennsylvania in the third quarter of 2000.

     We also try to maximize earnings, given our current level of capital and interest rate sensitivity, by borrowing funds and purchasing investment securities. Management continually monitors the quality of its loan and investment portfolios. In addition, we use various asset/liability modeling techniques to measure and manage the impact of interest rate changes on our net interest income and capital.

     Management believes that a strong capital position is fundamental in order to support the continued growth of the institution. Accordingly, management continues to analyze capital raising alternatives. In March 1999 we completed a common stock offering which netted us $2,850,000. In 1998, we issued $10,000,000 in capital securities as discussed at Note 21 to the Consolidated Financial Statements.

     It is expected that the year 2000 performance will be challenged by the growth in overhead expenses related to our franchise expansion into new markets and by the increasing competition for deposits. Therefore, these items may impact our results of operations for 2000.

RESULTS OF OPERATIONS

     We reported net income of $2,405,000 or $.72 diluted earnings per share for the year ended December 31, 1999. This represents an increase of $650,000 or 37% from the net income of $1,755,000 or $.57 diluted earnings per share reported in 1998. Return on average assets and return on average shareholders' equity were
 .83% and 17.59%, respectively, in 1999 compared to .82% and 16.05% in 1998. Return on average equity, exclusive of the unrealized loss on investment securities available for sale, was 15.36% in 1999 compared to 15.91% in 1998.

     Following our two capital raising initiatives discussed above, we were able to significantly increase the level of our earning assets. In late 1998 we grew investment securities following the issuance of our $10,000,000 in capital securities. In 1999 we focused on growing our loan portfolio to obtain higher yields. As a result, our earnings for 1999 were higher than 1998 primarily due to this growth in interest-earning assets. The bank hired several new loan officers during 1999 to help grow the loan portfolio. Total gross loans grew $58,876,000 or 42% over the prior year while investments grew only $4,577,000 or 4.6% over the prior year. Average investment balances, however, grew $31,314,000 or 38.4% over the prior year.

     Interest rates rose throughout 1999. The 30-year Treasury bond increased from 5.09% at December 31, 1998 to 6.48% at December 31,1999. Similarly, the yield on 5 and 10-year Treasury bonds increased approximately 180 basis points during this same period. The 10-year bond increased from 4.65% at December 31, 1998 to 6.44% at December 31, 1999. During the second half of 1999, the Federal Reserve Bank increased the federal funds target rate by 75 basis points in an effort to slow the general economic expansion.

     The following tables and discussions related to net interest income, interest income and interest expense were prepared on a tax-equivalent basis.

NET INTEREST INCOME

     Net interest income is the most significant component of our operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment and by competition.

     Net interest income, on a tax equivalent basis, increased $3,125,000 or 39.4% in 1999 compared to an increase of $1,813,000 or 29.7% in 1998. The increase in net interest income over the past two years is primarily a function of asset growth rather than rate changes. Average earning assets grew $75,821,000 or 36.5% in 1999 and $41,273,000 or 24.8% in 1998. Average loans and average investments increased $45,624,000 and $31,314,000, respectively in 1999. On the liability side, average interest-bearing deposits and borrowings increased $40,332,000 and $21,693,000, respectively. As overall interest rates moved higher in 1999, our interest rate spread grew modestly by 4 basis points to 3.25%. Lower yields on loans were offset by lower deposit and borrowing costs. The yield on total investment securities was relatively unchanged. The net interest margin increased 9 basis points to 3.90%. The increase in net interest margin is primarily due to a higher ratio of interest-earning assets to interest-bearing liabilities and heavier weighting of earning assets towards loans. The ratio of interest-earning assets to interest-bearing liabilities was 116.09% in 1999 compared to 113.99% in 1998.

     The following table presents certain key average balance sheet amounts and the corresponding earnings/expenses and rates.

        AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                1999                            1998                            1997
                                    -----------------------------   -----------------------------   -----------------------------
                                    AVERAGE               AVERAGE   AVERAGE               AVERAGE   AVERAGE               AVERAGE
                                    BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE
                                    --------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                       (DOLLARS IN THOUSANDS)
Assets
  Interest-bearing deposits......   $    394   $    18     4.57%    $    273   $    11     4.03%    $    299   $    14     4.68%
  Federal funds sold.............      2,221       116     5.22%       3,459       189     5.46%       1,497        82     5.48%
  Investment securities available
    for sale (1)
    Taxable......................     86,917     5,902     6.79%      59,728     4,002     6.70%      50,624     3,385     6.69%
    Tax-exempt (2)...............     19,189     1,455     7.58%      10,590       830     7.84%       5,030       420     8.35%
  Investment securities held to
    maturity.....................      6,779       436     6.43%      11,253       764     6.79%      13,749       937     6.82%
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
    Total investment
      securities.................    112,885     7,793     6.90%      81,571     5,596     6.86%      69,403     4,742     6.83%
  Loans, net of unearned
    income (3)(4)................    168,076    14,542     8.65%     122,452    11,050     9.02%      95,283     8,805     9.24%
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
  Total earning assets...........    283,576    22,469     7.92%     207,755    16,846     8.11%     166,482    13,643     8.19%
  Cash and due from banks........      4,639                           3,477                           2,778
  Allowance for loan losses......     (2,143)                         (1,555)                         (1,143)
  Other assets (5)...............      6,953                           4,539                           4,115
                                    --------                        --------                        --------
Total assets.....................   $293,025                        $214,216                        $172,232
                                    ========                        ========                        ========
Liabilities, minority interest in
  subsidiaries and shareholders'
  equity
  Interest checking..............   $ 18,365   $   473     2.58%    $ 12,858       335     2.61%    $  8,829   $   224     2.54%
  Money market deposit
    accounts.....................      1,446        37     2.56%       1,720        44     2.56%       1,535        39     2.54%
  Savings accounts...............     55,138     1,888     3.42%      50,679     1,905     3.76%      42,108     1,649     3.92%
  Time deposits..................    120,783     6,424     5.32%      90,143     5,164     5.73%      69,725     3,984     5.71%
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
    Total interest-bearing
      deposits...................    195,732     8,822     4.51%     155,400     7,448     4.79%     122,197     5,896     4.82%
  Short-term borrowings..........     33,735     1,770     5.25%      10,357       543     5.24%      24,007     1,355     5.64%
  Long-term borrowings...........     13,315       722     5.42%      15,000       813     5.42%       2,973       162     5.45%
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
    Total borrowings.............     47,050     2,492     5.30%      25,357     1,356     5.35%      26,980     1,517     5.62%
  Subordinated debt..............      1,500       106     7.07%       1,500       118     7.87%       1,467       119     8.11%
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
    Total interest-bearing
      liabilities................    244,282    11,420     4.67%     182,257     8,922     4.90%     150,644     7,532     5.00%
  Non-interest bearing
    deposits.....................     18,747                          13,628                           9,576
  Other liabilities..............      4,340                           3,382                           2,586
  Capital securities.............     10,000                           3,918                              --
  Shareholders' equity (6).......     15,656                          11,031                           9,426
                                    --------                        --------                        --------
Total liabilities, minority
  interest in subsidiaries and
  shareholders' equity...........   $293,025                        $214,216                        $172,232
                                    ========                        ========                        ========
  Net interest income/rate
    spread.......................              $11,049     3.25%               $ 7,924     3.21%               $ 6,111     3.19%
                                               =======     ====                =======     ====                =======     ====
  Net interest margin (7)........                          3.90%                           3.81%                           3.67%
  Average interest-earning assets
    as a percentage of average
    interest-bearing
    liabilities..................     116.09%                         113.99%                         110.51%

------------------
(1) Excludes the SFAS 115 valuation allowance on investments available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax exempt yields were adjusted to a tax equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $585,000, $460,000 and $512,000 on average in 1999, 1998 and 1997, respectively. Also includes loans held for sale of $291,000, $347,000 and $137,000 on average in 1999, 1998 and 1997, respectively.

(4) Includes tax-exempt loans of $1,213,000, $1,339,000 and $1,457,000 on average in 1999, 1998 and 1997, respectively. Tax exempt yields were adjusted to a tax equivalent basis using a 34% rate.

(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investments available for sale.

(6) Excludes the SFAS 115 valuation allowance on investments available for sale, net of tax.

(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

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

     Interest income foregone on non-accrual loans is presented as a change in rate.

             RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31,              1999 VS. 1998                      1998 VS. 1997
--------------------------------        --------------------------         --------------------------
                                        VOLUME     RATE     TOTAL          VOLUME     RATE     TOTAL
                                        -------   -------   ------         -------   -------   ------
                                                               (IN THOUSANDS)
Interest income:
     Federal funds sold..............   $   (65)  $    (8)  $  (73)        $   107   $    --   $  107
     Interest-bearing deposits.......         6         1        7              (1)       (2)      (3)
     Investment securities available
       for sale......................     2,481        44    2,525           1,008        19    1,027
     Investment securities held to
       maturity......................      (290)      (38)    (328)           (169)       (4)    (173)
     Loans...........................     3,977      (485)   3,492           2,520      (275)   2,245
                                        -------   -------   ------         -------   -------   ------
Total interest income................     6,109      (486)   5,623           3,465      (262)   3,203
                                        -------   -------   ------         -------   -------   ------
Interest expense:
     Interest checking...............       142        (4)     138             105         6      111
     Money market accounts...........        (7)       --       (7)              5        --        5
     Savings.........................       160      (177)     (17)            324       (68)     256
     Time............................     1,651      (391)   1,260           1,170        10    1,180
     Short-term borrowings...........     1,227        --    1,227            (722)      (90)    (812)
     Long-term borrowings............       (91)       --      (91)            652        (1)     651
     Subordinated debt...............        --       (12)     (12)              3        (4)      (1)
                                        -------   -------   ------         -------   -------   ------
Total interest expense...............     3,082      (584)   2,498           1,537      (147)   1,390
                                        -------   -------   ------         -------   -------   ------
Net interest income..................   $ 3,027   $    98   $3,125         $ 1,928   $  (115)  $1,813
                                        =======   =======   ======         =======   =======   ======

INTEREST INCOME

     Total interest income, on a tax equivalent basis, increased $5,623,000 or 33.4% in 1999 to $22,469,000. Higher average investment and loan balances added $2,191,000 and $3,977,000, respectively, to interest income in 1999. Lower yields on loans reduced total interest income by $485,000. The yield on earning assets decreased 19 basis points to 7.92%. The yield on loans decreased 37 basis points to 8.65% in 1999 as the bank faced increased pressure from competitors to lower its rates.

INTEREST EXPENSE

     Total interest expense increased $2,498,000 or 28% in 1999 to $11,420,000. Higher deposit and borrowing balances added $1,946,000 and $1,136,000 to total interest expense, respectively. The average rate on interest-bearing deposits decreased 28 basis points to 4.51% lowering interest expense by $572,000. The deposit mix remained concentrated in higher yielding deposits. Rates on savings and time deposits were adjusted downward in 1999. The average rate on savings accounts decreased 34 basis points to 3.42% and lowered interest expense by $177,000. The average rate on time deposits decreased 41 basis points to 5.32% in 1999 lowering interest expense by $391,000.

     The average rates on short-term borrowings and long-term borrowings were relatively unchanged. The long-term borrowings were called by the FHLB during the fourth quarter of 1999 and repaid with short-term advances. Higher borrowings increased total interest expense by $1,136,000. Subordinated debt reprices annually each January and matures in 2012. The average rate on subordinated debt decreased 80 basis points and lowered interest expense by $12,000.

INTEREST RATE SENSITIVITY

     We are subject to the interest rate risk inherent in our lending, investing and financing activities. Fluctuations in interest rates will impact both the interest income/expense and market value of all interest-earning assets and interest-bearing liabilities, other than those with a short term to maturity. At December 31, 1999, we did not have any hedging transactions in place such as interest rate swaps, futures, caps or floors. We are not directly subject to foreign currency exchange or commodity price risk.

     Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income while creating an asset/liability structure that maximizes earnings. The Asset Liability Management Committee actively monitors and manages our interest rate exposure using gap analysis and simulation models.

     Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact assets and liabilities at the same speed, to the same extent, or on the same basis. Furthermore, gap analysis does not consider future growth.

     A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities and generally means that the institution will benefit during periods of rising interest rates. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets and generally means that the institution will benefit during periods of falling interest rates.

     Gap and interest rate simulation analyses require assumptions on certain categories of assets and deposits. For purposes of these analyses, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments. Loans held for sale are included in the earliest period because they are typically sold within thirty days of their settlement date. Savings accounts, including passbook, statement savings, money market, and interest checking accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact our margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. Customer repurchase agreements included in short-term borrowings were assigned repricing characteristics similar to non-maturing deposits.

     Our gap analysis at December 31, 1999 is as follows.

                           INTEREST RATE SENSITIVITY

                                 WITHIN     4 TO 6    7 MONTHS     1 TO 3      3 TO 5     AFTER
      DECEMBER 31, 1999         3 MONTHS    MONTHS    TO 1 YEAR     YEARS      YEARS     5 YEARS     TOTAL
      -----------------         --------   --------   ---------   ---------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Assets
  Federal funds sold..........  $  3,436   $     --   $     --    $      --   $     --   $     --   $  3,436
  Interest-bearing deposits...       409         --         --           --         --         --        409
  Investment securities.......    14,407      3,095      3,125        8,467      5,581     69,282    103,957
  Loans, net of deferred
    fees (1)..................    38,980      3,644     11,657       52,195     88,967      3,189    198,632
                                --------   --------   --------    ---------   --------   --------   --------
Total rate sensitive assets...    57,232      6,739     14,782       60,662     94,548     72,471    306,434
                                --------   --------   --------    ---------   --------   --------   --------
Total cumulative assets.......    57,232     63,971     78,753      139,415    233,963    306,434
                                --------   --------   --------    ---------   --------   --------
Liabilities
  Interest checking, money
    market and savings
    accounts..................  $  2,939   $  2,204   $  4,408    $  44,085   $ 14,695   $  5,142   $ 73,473
  Time deposits...............    32,900     21,225     57,796       31,131      1,480         --    144,532
  Short-term borrowings.......    46,339        105        210          840        840      4,203     52,537
  Subordinated debt...........     1,500         --         --           --         --         --      1,500
                                --------   --------   --------    ---------   --------   --------   --------
Total rate sensitive
  liabilities.................    83,678     23,534     62,414       76,056     17,015      9,345    272,042
                                --------   --------   --------    ---------   --------   --------   --------
Total cumulative
  liabilities.................    83,678    107,212    169,626      245,682    262,697    272,042
                                --------   --------   --------    ---------   --------   --------
Gap during period.............  $(26,446)  $(16,795)  $(47,632)   $ (15,394)  $ 77,533   $ 63,126   $ 34,392
                                ========   ========   ========    =========   ========   ========   ========
Cumulative gap................  $(26,446)  $(43,241)  $(90,873)   $(106,267)  $(28,734)  $ 34,392
                                ========   ========   ========    =========   ========   ========
Cumulative gap as a percentage
  of:
  Earning assets..............     (8.63%)   (14.11%)   (29.65)%     (34.68)%    (9.38)%    11.22%
  Total assets................     (8.30%)   (13.57%)   (28.52)%     (33.35)%    (9.02)%    10.79%

------------------
(1) Includes loans held for sale, if any.

     We use computer-based simulation models to assess the impact of changes in interest rates on our net interest income. The model incorporates management's business plan assumptions and related asset and liability yields, deposit sensitivity and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment.

     Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

NON-INTEREST INCOME COMPARISON

                                                                                        CHANGE
                                                                                  -------------------
                                                           1999        1998       AMOUNT         %
                                                          ------      ------      ------      -------
                                                                    (DOLLARS IN THOUSANDS)
Service charges and other fees..........................  $  194      $  169      $   25        14.79%
(Loss) gain, on sale of investment securities available
  for sale..............................................    (151)        133        (284)     (213.53%)
Gain on sale of loans held for sale.....................      81          55          26        47.27%
                                                          ------      ------      ------      -------
     Total non-interest income..........................  $  124      $  357      $ (233)      (65.27%)
                                                          ======      ======      ======      =======

     Non-interest income decreased $233,000 during 1999 to $124,000. This decrease was largely attributed to net losses of $151,000 on the sale of investment securities available for sale. In contrast, we realized net gains on the sales of investment securities available for sale of $133,000 in 1998. The level of gains or losses realized on investment sales is dependent upon the volume of transactions, the types of securities sold, timing and the interest rate environment. We also engaged in the sale of residential mortgage loans and realized gains of $81,000 in 1999 as compared to $55,000 in 1998. This activity, which is very susceptible to interest rate changes, slowed considerably throughout 1999 as interest rates rose. We use an outside company to originate and sell residential mortgages on our behalf. Service charges and other fees increased $25,000 and included monthly account maintenance and overdraft charges on deposit transaction accounts. This increase is attributed to the growth in deposit accounts during 1999.

                        NON-INTEREST EXPENSE COMPARISON

                                                                                        CHANGE
                                                                                  ------------------
                                                           1999        1998       AMOUNT        %
                                                          ------      ------      ------      ------
                                                                    (DOLLARS IN THOUSANDS)
Salaries and employee benefits..........................  $3,163      $2,245      $ 918        40.89%
Occupancy costs.........................................     433         419         14         3.34%
Data processing.........................................     667         484        183        37.81%
Professional services...................................     264         299        (35)      (11.71%)
Marketing...............................................     306         187        119        63.64%
Other real estate owned expense.........................       9         134       (125)      (93.28%)
Minority interest in expense of subsidiaries............     866         347        519       149.57%
Other...................................................   1,036         788        248        31.47%
                                                          ------      ------      ------      ------
  Total.................................................  $6,744      $4,903      $1,841       37.55%
                                                          ======      ======      ======      ======

     Non-interest expense increased $1,841,000 during 1999 to $6,744,000. The majority of this increase occurred in salaries and employee benefits, which grew $918,000. This increase was primarily due to the addition of new personnel in conjunction with the opening of two full-service branches and a loan production office in 1999. Accordingly, the number of full-time equivalent employees increased to 66 in 1999 from 50 in 1998. This, along with annual salary adjustments and bonus expense, accounted for the increase. Data processing costs increased $183,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes, and new services including internet banking. We also incurred higher network administration costs associated with software upgrades and additional expenses related to the Year 2000 project. Other real estate owned expense included write-downs and maintenance expenses on foreclosed properties. The bank recorded $127,000 in write-downs on three properties during 1998. The bank had no other real estate owned properties at December 31, 1999. Minority interest in expense of subsidiaries of $866,000 relates to the capital securities issued in August 1998. In 1999, we incurred a full year of this expense. Other expenses consist primarily of furniture and equipment expense, employee travel, meals and entertainment, stationery, supplies and postage. The $248,000 increase in other expenses is principally attributed to the growth of the institution. We expect overhead expenses to continue to trend higher in 2000 as we continue to grow and expand our branch network.

PROVISION FOR LOAN LOSSES

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that management deems adequate to provide for potential losses. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, and composition of loan types within the portfolio. Net charge-offs were $13,000 in 1999 and $60,000 in 1998. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, charge-off and non-performing trends may not be indicative of future performance.

     The provision for loan losses increased from $505,000 in 1998 to $719,000 in 1999. The increase is due to the overall increase in the size of the loan portfolio. The ratio of non-performing loans to total loans decreased from 1.20% in 1998 to .10% in 1999. This decrease is principally due to the transfer of one loan secured by an apartment building to other real estate owned. This property was sold in December 1999. In addition, $638,000 of loans classified as non-performing at December 31, 1998 were repaid in 1999. The allowance for loan losses was $2,511,000 at December 31, 1999, a 39.1% increase from the level reported at December 31, 1998. The loan loss allowance as a percentage of total loans was 1.26% in 1999 versus 1.29% in 1998.

INCOME TAXES

     We recorded a $765,000 tax provision representing an effective tax rate of 24.1% for the year ended December 31, 1999 compared to $788,000 and 31.0% for 1998, respectively. Our effective tax rate decreased in 1999 as a result of higher levels of tax-exempt securities.

FINANCIAL CONDITION

     Consolidated assets grew $69,467,000 or 27.9% during 1999. Total loans and investments grew $58,876,000 or 42% and $4,577,000 or 4.6%, respectively. A $46,255,000 or 24.2% increase in deposits and a $22,601,000 or 75.5% increase in borrowings, in addition to the $2,850,000 raised in our stock offering, funded asset growth. Shareholders' equity grew $880,000 or 7.5% to $12,647,000 at December 31, 1999. This increase was attributable to earnings and proceeds from our common stock offering which were offset in part by unrealized losses on investment securities available for sale.

INVESTMENT SECURITIES

     Our investment policies dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making the specific investment purchases within these standards. The carrying value of investment securities at December 31, 1999 totaled $103,957,000 or 32.6% of total assets. This was only $4,577,000 higher than the balance at December 31, 1998. Average investment balances, however, were $31,314,000 or 38.4% higher in 1999 compared to 1998.

     Historically, and in particular following the issuance of our $10,000,000 in fixed rate 30-year term capital securities in August 1998, we have sought to maximize earnings by purchasing investment securities. We have earned a positive interest spread by assuming interest rate risk in using short-term borrowings to purchase assets with a longer maturity. We then seek to reduce these borrowings as a percentage of assets by increasing deposits through our branch network.

     We classify investment securities at the time of purchase by one of three purposes: trading, available for sale (AFS) or, held to maturity (HTM). To date, we have not purchased any securities for trading purposes. We classify most of our securities as AFS even though we have no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. AFS securities are marked to market in the Consolidated Statements of Financial Condition with an adjustment to equity, net of tax, and presented in the caption "Accumulated other comprehensive income (loss)."

     We acquired approximately 85% of our investment portfolio, which is fixed rate, by the end of the first quarter of 1999. Throughout 1999 interest rates rose and depressed the market values of investment securities. At December 31, 1999 the AFS portfolio had an estimated market depreciation of $7,410,000 before tax and an equity adjustment of $4,891,000, net of tax. At this time we plan to hold these investment positions realizing that it may be some time before market conditions improve. Approximately 15% of our investment portfolio is variable rate and will reset to higher interest rates given current market conditions. Approximately 46% of our portfolio consists of mortgage-backed securities, which amortize and provide us with monthly cash flow to reinvest.

     At December 31, 1999 approximately 56.4% of the investment portfolio was comprised of U.S. government sponsored enterprises ("GSE") or government agency debt or mortgage-backed securities compared to 40.7% at December 31, 1998.

     At December 31, 1999 corporate bonds comprised $27,028,000 or 26% of the total investment portfolio. Approximately 60% of our corporate bonds are fixed rate and 40% are variable rate. Following the issuance of our $10,000,000 of capital securities in August 1998, we began investing in similar type securities issued by other banking companies. We classified these investments as corporate bonds. In the third quarter of 1998 there was a "flight to quality" into U.S. treasury bonds and a deep discounting of corporate bond issues. Our corporate bond portfolio experienced an unrealized loss in value beyond that caused by rising interest rates alone. We believe that the market valuations of our corporate bonds were discounted further because $11,586,000 of these bonds were issued by non-rated or below investment grade rated companies. We believe that the credit quality of our corporate bond portfolio is sound and therefore, the unrealized loss is temporary. We evaluate the credit quality of corporate bond issues prior to their purchase. We monitor market conditions and adjust our portfolio, as we consider necessary. Although we have no immediate plans to sell these securities, we have classified them as "available for sale" allowing management the flexibility to sell the securities and adjust its portfolio as future conditions change.

     The following corporate bonds available for sale represent those issuers with an aggregate book value exceeding 10% of shareholders' equity at December 31, 1999.

                                                            DECEMBER 31, 1999
                                                          ----------------------
                                                          AMORTIZED   ESTIMATED
                                                            COST      FAIR VALUE
                                                          ---------   ----------
                                                              (IN THOUSANDS)
Chase Capital Trust II..................................   $1,963       $1,900
FCB/SC Capital Trust I..................................    2,026        1,800
First Keystone Capital Trust I..........................    1,657        1,455
MBNA Capital Trust Series B.............................    1,425        1,268
North Fork Capital Trust II.............................    2,094        1,800
Patriot Capital Trust I.................................    2,278        2,020
Sovereign Capital Trust I...............................    1,710        1,536

     The composition and maturity of our investment portfolio is as follows.

                                                                     DECEMBER 31, 1999
                                                      -----------------------------------------------
                                                         HELD TO MATURITY        AVAILABLE FOR SALE
                                                      AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                        COST      FAIR VALUE     COST      FAIR VALUE
                                                      ---------   ----------   ---------   ----------
                                                                      (IN THOUSANDS)
U.S. government agency obligations..................   $ 4,997     $ 4,976     $  5,000     $ 4,998
Mortgage-backed securities..........................     1,384       1,366       50,010      47,250
State and municipal securities......................        --          --       17,860      15,802
Equity securities...................................        --          --        1,883       1,883
Corporate bonds.....................................        --          --       29,618      27,028
Other debt securities...............................       500         500          115         115
                                                       -------     -------     --------     -------
  Total.............................................   $ 6,881     $ 6,842     $104,486     $97,076
                                                       =======     =======     ========     =======

                                                                     DECEMBER 31, 1998
                                                      -----------------------------------------------
                                                         HELD TO MATURITY        AVAILABLE FOR SALE
                                                      AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                        COST      FAIR VALUE     COST      FAIR VALUE
                                                      ---------   ----------   ---------   ----------
                                                                      (IN THOUSANDS)
U.S. government agency obligations..................   $ 2,998     $ 2,993     $     --     $    --
Mortgage-backed securities..........................     1,994       1,986       35,411      35,476
State and municipal securities......................        --          --       18,533      18,702
Equity securities...................................        --          --        3,745       3,745
Corporate bonds.....................................        --          --       36,689      35,850
Other debt securities...............................       500         500          115         115
                                                       -------     -------     --------     -------
  Total.............................................   $ 5,492     $ 5,479     $ 94,493     $93,888
                                                       =======     =======     ========     =======

                                                                     DECEMBER 31, 1997
                                                      -----------------------------------------------
                                                         HELD TO MATURITY        AVAILABLE FOR SALE
                                                      AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                        COST      FAIR VALUE     COST      FAIR VALUE
                                                      ---------   ----------   ---------   ----------
                                                                      (IN THOUSANDS)
U.S. government agency obligations..................   $11,986     $11,956     $     --     $    --
Mortgage-backed securities..........................     3,184       3,144       50,132      50,134
State and municipal securities......................        --          --       10,326      10,403
Equity securities...................................        --          --        1,780       1,780
Other debt securities...............................        --          --          117         117
                                                       -------     -------     --------     -------
  Total.............................................   $15,170     $15,100     $ 62,355     $62,434
                                                       =======     =======     ========     =======

          INVESTMENT SECURITIES MATURITIES AND WEIGHTED AVERAGE YIELDS

                                            UNDER         1-5         5-10        OVER 10
DECEMBER 31, 1999                           1 YEAR       YEARS        YEARS        YEARS        TOTAL
-----------------                           ------      -------      -------      -------      --------
                                                              (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES AVAILABLE FOR SALE
U.S. government agency obligations:
  Amortized cost..........................  $1,000      $ 2,000      $ 2,000      $    --      $  5,000
  Weighted average yield..................    5.75%        6.00%        7.42%          --          6.52%
Mortgage-backed securities:
  Amortized cost..........................   4,133       13,050       11,428       21,399        50,010
  Weighted average yield..................    6.60%        6.58%        6.56%        6.50%         6.54%
State and municipal securities:
  Amortized cost..........................      --           --           --       17,860        17,860
  Weighted average yield (1)..............      --           --           --         7.50%         7.50%
Equity securities:
  Amortized cost..........................      --           --           --        1,883         1,883
  Weighted average yield..................      --           --           --         6.22%         6.22%
Corporate bonds:
  Amortized cost..........................      --           --           --       29,618        29,618
  Weighted average yield..................      --           --           --         7.29%         7.29%
Other debt securities:
  Amortized cost..........................      15           --          100           --           115
  Weighted average yield..................    3.00%          --         7.50%          --          6.91%
                                            ------      -------      -------      -------      --------
TOTAL AMORTIZED COST......................  $5,148      $15,050      $13,528      $70,760      $104,486
                                            ======      =======      =======      =======      ========
TOTAL FAIR VALUE..........................  $4,926      $14,329      $12,896      $64,925      $ 97,076
                                            ======      =======      =======      =======      ========
WEIGHTED AVERAGE YIELD....................    6.42%        6.50%        6.69%        7.08%         6.91%

INVESTMENT SECURITIES HELD TO MATURITY
U.S. government agency obligations:
  Amortized cost..........................  $   --      $    --      $ 2,999      $ 1,998      $  4,997
  Weighted average yield..................      --           --         6.74%        6.53%         6.66%
Mortgage-backed securities:
  Amortized cost..........................     723          644           17           --         1,384
  Weighted average yield..................    5.84%        5.76%        6.44%          --          5.81%
Other debt securities:
  Amortized cost..........................      --           --           --          500           500
  Weighted average yield..................      --           --           --         6.75%         6.75%
                                            ------      -------      -------      -------      --------
TOTAL AMORTIZED COST......................  $  723      $   644      $ 3,016      $ 2,498      $  6,881
                                            ======      =======      =======      =======      ========
WEIGHTED AVERAGE YIELD....................    5.84%        5.76%        6.74%        6.57%         6.50%

------------------
(1) Presented on a tax equivalent basis using a 34% rate.

LOANS HELD FOR SALE

     We use an outside company to originate and sell residential mortgages on our behalf. We had no loans held for sale at December 31, 1999 compared to $1,627,000 at December 31, 1998. The decrease is attributed to the timing of loan originations versus their sale. These loans are typically sold within thirty days of their settlement.

     Total loans sold were $11,048,000 in 1999 compared to $7,059,000 in 1998. Approximately 68.1% of our total loan sales occurred during the first half of the year. This business activity slowed considerably in the second half of 1999 as interest rates rose.

LOANS

     Gross loans increased $58,876,000 to $199,224,000 at December 31, 1999. The majority of the loan portfolio is collateralized, at least in part, by real estate in the greater Lehigh and Delaware Valleys. Real estate values are subject to risks associated with the general economy. Loans secured by residential and commercial properties increased $5,852,000 and $41,877,000, respectively, during 1999.

     Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. We manage credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. We manage interest rate risk within our asset/liability framework using various modeling techniques and analyses. Most of our loans are either fixed rate for a period of five years or less or variable rate.

     Our commercial lending activity is focused on small businesses and professionals within the local community.

                                 LOAN PORTFOLIO

                              1999                 1998                 1997                1996                1995
                       ------------------   ------------------   ------------------   -----------------   -----------------
DECEMBER 31,            AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
------------           --------   -------   --------   -------   --------   -------   -------   -------   -------   -------
                                                              (DOLLARS IN THOUSANDS)
Real estate-           $     --       --    $     --       --    $    500     0.46%   $    --       --    $    --       --
   farmland..........
Real estate-
   construction......     3,850     1.93%      2,161     1.54%      1,188     1.09%     1,953     2.35%     3,056     5.07%
Real estate-
   residential.......    30,330    15.22%     30,770    21.92%     22,966    21.10%    19,666    23.67%    13,631    22.63%
Real estate-
   multi-family......     9,738     4.89%      5,135     3.66%      1,949     1.79%     1,138     1.37%     1,423     2.36%
Real estate-
   commercial........   127,885    64.19%     86,008    61.28%     72,372    66.48%    52,731    63.47%    37,415    62.10%
Commercial...........    25,260    12.69%     14,434    10.29%      9,084     8.35%     6,862     8.26%     3,572     5.93%
Consumer.............     2,161     1.08%      1,840     1.31%        798     0.73%       735     0.88%     1,153     1.91%
                       --------   ------    --------   ------    --------   ------    -------   ------    -------   ------
Total................  $199,224   100.00%   $140,348   100.00%   $108,857   100.00%   $83,085   100.00%   $60,250   100.00%
                       ========   ======    ========   ======    ========   ======    =======   ======    =======   ======

                    LOAN MATURITIES AND INTEREST SENSITIVITY

                                                          UNDER      1-5       OVER
DECEMBER 31, 1999                                        1 YEAR     YEARS     5 YEARS    TOTAL
-----------------                                        -------   --------   -------   --------
                                                                     (IN THOUSANDS)
Real estate-construction...............................  $   865   $  2,985   $   --    $  3,850
Real estate-residential................................   11,507     18,098      725      30,330
Real estate-multi-family...............................    2,419      7,319       --       9,738
Real estate-commercial.................................   32,432     93,008    2,445     127,885
Commercial.............................................   13,180      9,895    2,185      25,260
Consumer...............................................    1,509        636       16       2,161
                                                         -------   --------   ------    --------
Total..................................................  $61,912   $131,941   $5,371    $199,224
                                                         =======   ========   ======    ========

     The following shows the amount of loans due after one year that have fixed or variable interest rates at December 31, 1999:

Loans with fixed interest rates.............................  $128,724,000
Loans with variable interest rates..........................     8,588,000

ALLOWANCE FOR LOAN LOSSES

     We maintain an allowance for loan losses and charge losses to this allowance when losses are considered probable. The allowance for loan losses is maintained at a level which management considers adequate to provide for known and inherent losses in the loan portfolio. Management's evaluation includes such factors as current economic conditions, actual loss experience and the current risk profile of the loan portfolio. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating and other factors previously described. Borrower risk ratings are determined by loan officers at the inception of each loan and are subject to on-going analysis and update by an independent loan reviewer. Homogeneous loans comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Since the bank is less than eight years old with a limited history for loan losses, management also uses peer group analysis to gauge the overall reasonableness of its loan loss reserves. While the allowance is determined and calculated based on specific loans or loan categories, the total allowance is considered available for losses in the entire loan portfolio. Changes in economic conditions and the financial condition of borrowers can occur quickly, and as a result, impact the estimates made by management.

     Regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment and information available to them at the time of examination.

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

                       ALLOWANCE FOR LOAN LOSS ALLOCATION

                                 1999               1998               1997               1996               1995
                           ----------------   ----------------   ----------------   ----------------   ----------------
                           AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                           ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                              (DOLLARS IN THOUSANDS)
Balance at end of period
  applicable to:
  Real estate-farmland...   $  --       --%    $  --       --%   $    5     0.46%    $ --        --%    $ --        --%
  Real estate-
     construction........      37     1.47%       20     1.54%       37     1.09%      95      2.35%      37      5.07%
  Real estate-
     residential.........     428    17.04%      403    21.92%      272    21.10%     201     23.67%     168     22.63%
  Real estate-
     multi-family........     110     4.38%      125     3.66%       19     1.79%      13      1.37%      17      2.36%
  Real estate-
     commercial..........   1,436    57.19%      999    61.28%      875    66.48%     559     63.47%     458     62.10%
  Commercial.............     481    19.16%      239    10.29%      142     8.35%      76      8.26%      44      5.93%
  Consumer...............      19     0.76%       19     1.31%       10     0.73%      17      0.88%      14      1.91%
                           ------   ------    ------   ------    ------   ------     ----    ------     ----    ------
  Total..................  $2,511   100.00%   $1,805   100.00%   $1,360   100.00%    $961    100.00%    $738    100.00%
                           ======   ======    ======   ======    ======   ======     ====    ======     ====    ======

Changes in the allowance for loan losses during the last five fiscal years are as follows.

                           ALLOWANCE FOR LOAN LOSSES

YEAR ENDED DECEMBER 31,                       1999       1998       1997       1996       1995
-----------------------                     --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Balance, January 1........................  $  1,805   $  1,360   $    961   $    738   $    602
Charge-offs:
  Real estate-residential.................        --         60         --         --         --
  Real estate-commercial..................        --         --         --        125         --
  Commercial..............................         2         --         --         --         14
  Consumer................................        11          8          1          2         --
                                            --------   --------   --------   --------   --------
Total charge-offs.........................        13         68          1        127         14

Recoveries:
  Consumer................................        --          8         --         --         --
                                            --------   --------   --------   --------   --------
Total recoveries..........................        --          8         --         --         --
                                            --------   --------   --------   --------   --------
Net charge-offs...........................        13         60          1        127         14
Provision for loan losses.................       719        505        400        350        150
                                            --------   --------   --------   --------   --------
Balance, December 31......................  $  2,511   $  1,805   $  1,360   $    961   $    738
                                            ========   ========   ========   ========   ========

Total gross loans:
  Average.................................  $168,363   $122,526   $ 95,404   $ 68,771   $ 50,359
  Year-end................................  $199,224    140,348    108,857     83,085     60,250

Ratios:
Net charge-offs to:
  Average loans...........................      0.01%      0.05%        --       0.19%      0.03%
  Loans at year-end.......................      0.01%      0.04%        --       0.15%      0.02%
  Allowance for loan losses...............      0.52%      3.32%      0.04%     13.22%      1.90%
  Provision for loan losses...............      1.81%     11.88%      0.13%     36.29%      9.33%

Allowance for loan losses to:
  Total gross loans at year-end...........      1.26%      1.29%      1.25%      1.16%      1.22%
  Non-performing loans....................   1307.81%    106.74%    209.64%     88.75%    113.71%

                             NON-PERFORMING ASSETS

DECEMBER 31,                                             1999    1998     1997     1996    1995
------------                                             ----   ------   ------   ------   ----
                                                                 (DOLLARS IN THOUSANDS)
Loans past due 90 days or more and accruing
  Real estate-construction.............................  $ --   $   --   $   --   $  211   $ --
  Real estate-residential..............................    55      605      146       --    124
  Commercial...........................................     1        6       --       --     --
  Consumer.............................................    --       --        5        1      6
                                                         ----   ------   ------   ------   ----
     Total loans past due 90 days or more and
       accruing........................................    56      611      151      212    130
Loans accounted for on a non-accrual basis
  Real estate-construction.............................    --       --       --      299    519
  Real estate-residential..............................   136       25      299       --     --
  Real estate-multi-family.............................    --      890       --       --     --
  Real estate-commercial...............................    --      165      192      572     --
  Consumer.............................................    --       --        7       --     --
                                                         ----   ------   ------   ------   ----
     Total non-accrual loans...........................   136    1,080      498      871    519
  Other real estate owned..............................    --      200      638      389     --
                                                         ----   ------   ------   ------   ----
     Total non-performing assets.......................  $192   $1,891   $1,287   $1,472   $649
                                                         ====   ======   ======   ======   ====

Ratio of non-performing loans to total loans...........  0.10%    1.20%    0.60%    1.30%  1.08%
Ratio of non-performing assets to total assets.........  0.06%    0.76%    0.67%    0.96%  0.57%

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. Non-performing assets represented 0.06% of total assets at December 31, 1999 compared to 0.76% at December 31, 1998. The decrease in non-performing assets is mostly due to the foreclosure and subsequent sale of an apartment building, which was previously classified as a non-accruing multi-family loan at December 31, 1998. In 1999 borrowers repaid the non-accruing commercial loan of $165,000 and $473,000 of the $605,000 in loans past due 90 days and accruing at December 31, 1998. In addition, in April 1999 we sold the residential property that was in the other real estate owned category at December 31, 1998. No gain or loss was recorded on this sale.

     Non-accrual loans are those where the accrual of interest has ceased. Non-consumer loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful or when principal or interest is past due 90 days or more. Consumer loans are not automatically placed on non-accrual status when principal or interest payments are 90 days past due, but in most instances, are charged-off when deemed uncollectible or after reaching 120 days past due. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of ultimate collectibility of principal and interest. Non-accruing loans decreased $944,000 during 1999. This decrease was due to the foreclosure and subsequent sale of an apartment building and the full repayment of one loan secured by a commercial property as previously discussed. This decrease was offset by the placement of one loan secured by a residential property on non-accrual in July 1999. This loan was repaid in February 2000 with a resultant $6,000 charge-off against the allowance for loan losses. No interest income was recognized on non-accrual loans in 1999 or 1998. Interest foregone on non-accrual loans totaled $14,000 in 1999 and $69,000 in 1998.

     The bank had $4,635,000 in loans, which, although performing at December 31, 1999, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. Most of these loans are secured by real estate.

OTHER REAL ESTATE OWNED

     We had no other real estate owned at December 31, 1999.

     Other real estate owned totaled $200,000 at December 31, 1998. This property was sold in April 1999 with no gain or loss recognized.

PREMISES AND EQUIPMENT

     Premises and equipment increased $2,169,000 during 1999 to $3,807,000. This increase is primarily due to the purchase of the Doylestown and Easton offices in January 1999 for $1,252,000 in the aggregate. These offices were leased previously. The remaining increase relates primarily to the Floral Vale branch which opened in February 1999 and the purchase and renovation of the Bethlehem branch which opened in December 1999.

DEFERRED TAXES

     Deferred taxes increased $2,516,000 during 1999 to $3,342,000. The tax effect of unrealized losses on investment securities available for sale accounted for $2,314,000 of this increase. The remainder of the increase relates primarily to the provision for loan losses.

DEPOSITS

     Premier Bank, a traditional community-based bank, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and a stable and experienced staff. Core deposits, which exclude time deposits greater than $100,000, grew $25,349,000 or 14.4% during 1999 to $201,237,000. Most of this growth occurred in time deposits. Total time deposits at December 31, 1999 were $144,532,000 or 60.9% of total deposits, of which $32,611,000 mature after one year. Depending on market conditions, management generally prices its time deposits to extend maturities beyond a year. In 1999 the bank aggressively promoted its 11-month and 30-month certificates of deposits. Together, these promotions accounted for $26,054,000 of our total time deposits at year-end. The bank continues to experience a strong retention rate on maturing time deposits.

     Total deposits increased $46,255,000 or 24.2% during 1999 to $237,481,000.
Total average deposits increased $45,451,000 or 26.9% in 1999 and $37,255,000 or 28.3% in 1998. Non-interest-bearing deposits are an important source of funds for a bank because they lower overall deposit costs. These accounts increased $5,119,000 or 37.6% on average during 1999 to $18,747,000. However, the majority of our deposit mix remains concentrated in savings and time deposits. At December 31, 1999, average savings accounts and average time deposits were 25.7% and 56.3% of total average deposits, respectively. At December 31, 1998, average savings accounts and average time deposits were 30% and 53.3% of total average deposits, respectively.

     We will continue to grow deposits through promotions, business development programs, maturation of existing branches and branch expansion. The bank opened its fourth branch in Lower Makefield Township, Pennsylvania in February 1999 and its fifth branch in Bethlehem, Pennsylvania in December 1999. The bank plans to open its sixth branch in Montgomeryville, Pennsylvania in the third quarter of 2000.

     The growth of mutual funds over the past decade have made it increasingly difficult for community based financial institutions like Premier Bank to attract deposits. The continued flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans and a strong economy, have fueled high returns for these investments, in particular, certain equity funds. These returns, which have been higher than what commercial banks earn on their assets, have perpetuated the flow of additional investment dollars into the stock market and away from traditional bank deposit products.

                    AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

YEAR ENDED DECEMBER 31,                           1999                    1998                    1997
-----------------------                    ------------------      ------------------      ------------------
                                           BALANCE       RATE      BALANCE       RATE      BALANCE       RATE
                                           --------      ----      --------      ----      --------      ----
                                                                 (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits........      $ 18,747        --      $ 13,628        --      $  9,576        --
Interest checking....................        18,365      2.58%       12,858      2.61%        8,829      2.54%
Money market deposit accounts........         1,446      2.56%        1,720      2.56%        1,535      2.54%
Savings accounts.....................        55,138      3.42%       50,679      3.76%       42,108      3.92%
Time deposits........................       120,783      5.32%       90,143      5.73%       69,725      5.71%
                                           --------      ----      --------      ----      --------      ----
  Total..............................      $214,479      4.11%     $169,028      4.41%     $131,773      4.47%
                                           ========      ====      ========      ====      ========      ====

                 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

YEAR ENDED DECEMBER 31,                                       1999
-----------------------                                  --------------
                                                         (IN THOUSANDS)
Three months or less...................................     $17,690
Over three through six months..........................       4,703
Over six through twelve months.........................       8,809
Over twelve months.....................................       5,042
                                                            -------
  Total................................................     $36,244
                                                            =======

OTHER LIABILITIES

     Other liabilities decreased $1,102,000 during 1999 to $2,131,000. The majority of this decrease relates to an $866,000 decrease in our official checking accounts and a $247,000 decrease in accrued expenses. Official checking accounts are primarily used for disbursements to customers and vendors. Official checking account balances fluctuate daily due to the timing of payments.

CAPITAL

Capital Requirements

     A strong capital position is fundamental to support the continued growth and profitability of our institution. In addition, we are subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders' equity plus the allowable portion of the minority interest in equity of subsidiaries, less unrealized gains or losses on available for sale securities and certain intangible assets), Tier II capital (which includes a portion of the allowance for loan losses, minority interest and subordinated debt), and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet financial instruments, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

     During the past 18 months we completed two capital raising initiatives which are discussed in the "Capital Resources" section that follows.

     At December 31, 1999, management believes that the company and bank are "well capitalized" and in compliance with regulatory capital requirements.

     The company's capital components are depicted in the following table.

                               CAPITAL COMPONENTS

DECEMBER 31,                                                    1999           1998
------------                                                  --------       --------
                                                                  (IN THOUSANDS)
Tier I
Shareholders' equity........................................  $ 12,647       $ 11,767
Allowable portion of minority interest in equity of
  subsidiaries..............................................     5,846          4,000
Net unrealized security losses..............................     4,891            399
                                                              --------       --------
Total Tier I capital........................................  $ 23,384       $ 16,166
                                                              ========       ========
Tier II
Allowable portion of minority interest in equity of
  subsidiaries..............................................  $  4,154       $  6,000
Allowable portion of the allowance for loan losses..........     2,511          1,805
Allowable portion of subordinated debt......................     1,500          1,500
                                                              --------       --------
Total Tier II capital.......................................  $  8,165       $  9,305
                                                              ========       ========
Total capital...............................................  $ 31,549       $ 25,471
Risk-weighted assets........................................  $241,357       $185,263

     The following table compares the company's capital ratios to the "adequately capitalized" and "well capitalized" regulatory requirements.

                                 CAPITAL RATIOS

                                                                                "ADEQUATELY        "WELL
                                                                               CAPITALIZED"    CAPITALIZED"
DECEMBER 31,                                                1999       1998       RATIOS          RATIOS
------------                                                -----      -----   -------------   -------------
Total risk-based capital/risk-weighted assets............   13.07%     13.75%      8.00%           10.00%
Tier I capital/risk-weighted assets......................    9.69%      8.73%      4.00%            6.00%
Tier I capital/average assets (leverage ratio)...........    7.33%      6.75%      4.00%            5.00%

Capital Resources

     Our future dividend policy is subject to the discretion of the Board of Directors and depends upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Board of Directors out of funds legally available for that purpose. Our ability to pay dividends depends on our ability to obtain dividends from the bank.

     The bank's ability to pay dividends is subject to the regulatory restrictions set forth in the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the Federal Deposit Insurance Corporation Act. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings, which were $7,684,000 at December 31, 1999. Cash dividends must be approved by the Federal Reserve Board if the total of all cash dividends declared by the bank in any calendar year, including the proposed cash dividend, exceeds the total of the bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. The Federal Deposit Insurance Corporation Act generally prohibits all payments of dividends by any bank that is in default of any assessment of the FDIC. As of December 31, 1999 and 1998, the bank was not in default of any FDIC assessments.

     As a practical matter, we have not nor plan to pay cash dividends in the foreseeable future. All earnings are being retained to help finance the continued growth of the institution. The growth rate of the institution continues to exceed returns on equity. If this trend continues, we will need additional capital. The formation of the holding company in November 1997 was largely for the purpose of providing additional capital raising alternatives. On August 11, 1998, our wholly-owned subsidiary, PBI Capital Trust, issued $10,000,000 in capital securities. Proceeds from the capital securities provided us with additional Tier I and Tier II capital. The capital securities, which represent the minority interest in equity accounts of subsidiaries, are limited to 25% of Tier I capital. As our equity grows, a greater portion of the capital securities will count towards Tier I capital.

     We issued 286,036 shares at $10.48 per share during a stock offering from December 22, 1998 to March 31, 1999 after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Net proceeds of this offering were $2,850,000. We used the net proceeds of this stock offering for general corporate purposes, including investments in or advances to the bank which increased the bank's capital position and loan to one borrower lending limits. In addition, we may use these proceeds to support the continuing development of the bank's franchise through possible expansion into related businesses.

CAPITAL LEVERAGE STRATEGY

     We plan to remain "well capitalized" and manage our organization accordingly. Current capital levels exceed the regulatory requirement for "well capitalized" classification. A portion of the "excess" capital has been temporarily deployed through the use of a capital leverage strategy whereby the bank invests in mortgage-backed securities, municipal and corporate bonds and U.S. government agency securities, together, called leverage assets, funded by short and intermediate term borrowings principally from the Federal Home Loan Bank of Pittsburgh. This capital leverage strategy generates additional earnings for us by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. This positive spread is created because the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase. The net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. The capital leverage strategy has been undertaken in accordance with the limits established by the Board of Directors for enhancing profitability under moderate levels of interest rate risk.

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

     During 1999, operating and financing activities provided cash and cash equivalents of $4,745,000 and $71,735,000, respectively, while investing activities used $72,889,000. The cash provided by financing activities resulted primarily from an increase in deposits and borrowings and the proceeds from our common stock offering. Other significant sources of cash included principal repayments on loans and mortgage-backed securities and sales and calls of investment securities. Together, this cash was primarily used for loan originations, and the purchase of mortgage-backed and other securities. During 1999, loans and investments grew $59,754,000 and $11,679,000, respectively. Deposits and borrowings grew $46,255,000 and $22,601,000, respectively, in 1999.

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

     If the bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of one of the following: $4,000,000 unsecured federal funds line of credit with its correspondent bank, the bank's $43,399,000 borrowing limit at the Federal Home Loan Bank or the bank's $28,242,000 secured line of credit with the Federal Reserve Bank of Philadelphia. The bank could also sell or reverse repurchase investment securities. At December 31, 1999, the bank had $27,500,000 in borrowings outstanding at the Federal Home Loan Bank and $18,734,000 in reverse repurchase agreements with investment banks.

     The bank is required to maintain a minimum average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Federal Reserve Board. The required reserve balance was $1,222,000 as of December 31, 1999.

     At December 31, 1999, certain investment securities were pledged as collateral for Federal Home Loan Bank borrowings, customer repurchase agreements, public funds on deposit and reverse repurchase agreements with investment banks. In addition, investment securities were pledged to satisfy a reserve requirement of our capital securities issue. At December 31, 1999, an estimated $65,210,000 in investment securities were pledged for these purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities

     In June 1998 the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133 is required for all fiscal quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted. We have not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

YEAR 2000 ISSUES

     The Year 2000 Problem resulted because many computer programs were written using two digits rather than four to define the applicable year. As disclosed in other filings, in 1999 we developed a company-wide program to ensure that our date-sensitive information, telephone and business systems, and other equipment would properly recognize the Year 2000 as a result of the century date change on January 1, 2000. Our program focused on hardware, software, third party data processing providers, vendors and suppliers. We substantially completed this program by the third quarter of 1999. We also took actions we believed would mitigate our Year 2000 risks related to our critical business partners including customers, suppliers, vendors and data processing providers. We have not experienced any significant disruptions of our operating or financial activities caused by a failure of our information technology systems or embedded technology applications or unexpected business problems resulting from Year 2000 issues. Given the absence of any significant problems to date, we do not expect Year 2000 issues to have a material adverse effect on our operations or financial results in 2000.

     In total, we spent approximately $72,000 in external costs on this program through December 31, 1999 and do not expect to incur any significant additional costs related to Year 2000 compliance. While there can be no assurance that no legal claims will arise due to perceived or real Year 2000 issues, the company does not expect a material impact on its liquidity, financial position or results of operations caused by internal Year 2000 issues or by possible claims asserted by third parties.

     We funded the costs related to our Year 2000 plan through cash flows from operations.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and accompanying notes presented in this Form 10-KSB have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the bank are monetary in nature. As a result, interest rates have a greater impact on the bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

ITEM 7 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-KSB on the following pages:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   31
Consolidated Statements of Financial Condition..............   32
Consolidated Statements of Operations.......................   33
Consolidated Statements of Shareholders' Equity and
  Comprehensive Income (Loss)...............................   34
Consolidated Statements of Cash Flows.......................   35
Notes to Consolidated Financial Statements..................   36

   (b) A summary of quarterly results for the years 1999 and 1998 is as follows.

                      SUMMARY OF QUARTERLY FINANCIAL DATA

                                                                    QUARTERS ENDED 1999
                                                      -----------------------------------------------
                                                      DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                      -----------   ------------   -------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income....................................     $6,099         $5,742      $5,260     $4,828
Interest expense...................................      3,266          2,984       2,721      2,449
                                                        ------         ------      ------     ------
Net interest income................................      2,833          2,758       2,539      2,379
Provision for loan losses..........................        168            199         185        167
Non-interest income................................          8             18          55         43
Non-interest expense...............................      1,976          1,721       1,551      1,496
                                                        ------         ------      ------     ------
Income before income tax...........................        697            856         858        759
Income tax expense.................................        168            211         198        188
                                                        ------         ------      ------     ------
Net income.........................................     $  529         $  645      $  660     $  571
                                                        ======         ======      ======     ======
Basic earnings per share...........................     $ 0.17         $ 0.21      $ 0.22     $ 0.20
Diluted earnings per share.........................     $ 0.16         $ 0.19      $ 0.20     $ 0.18

                                                                    QUARTERS ENDED 1998
                                                      -----------------------------------------------
                                                      DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                      -----------   ------------   -------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income....................................     $4,596         $4,281      $3,907     $3,732
Interest expense...................................      2,354          2,302       2,177      2,089
                                                        ------         ------      ------     ------
Net interest income................................      2,242          1,979       1,730      1,643
Provision for loan losses..........................        150            120         121        114
Non-interest income................................        125            126          30         76
Non-interest expense...............................      1,429          1,366       1,059      1,049
                                                        ------         ------      ------     ------
Income before income tax...........................        788            619         580        556
Income tax expense.................................        213            200         194        181
                                                        ------         ------      ------     ------
Net income.........................................     $  575         $  419      $  386     $  375
                                                        ======         ======      ======     ======
Basic earnings per share...........................     $ 0.21         $ 0.15      $ 0.14     $ 0.14
Diluted earnings per share.........................     $ 0.19         $ 0.14      $ 0.13     $ 0.12

[LOGO]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Premier Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Premier Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG LLP

February 17, 2000
Philadelphia, Pennsylvania

                             PREMIER BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31,                                                     1999        1998
------------                                                   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Assets
Cash and due from banks.....................................   $  4,646    $  4,765
Federal funds sold..........................................      3,436           1
Interest-bearing deposits...................................        409         134
                                                               --------    --------
Cash and cash equivalents...................................      8,491       4,900
Investment securities:
  Held to maturity (fair value $6,842 in 1999 and $5,479 in
     1998)..................................................      6,881       5,492
  Available for sale (amortized cost $104,486 in 1999 and
     $94,493 in 1998).......................................     97,076      93,888
Loans held for sale.........................................         --       1,627
Loans receivable (net of allowance for loan losses of $2,511
  in 1999 and $1,805 in 1998)...............................    196,121     138,100
Other real estate owned.....................................         --         200
Premises and equipment......................................      3,807       1,638
Accrued interest receivable.................................      2,174       1,785
Deferred taxes..............................................      3,342         826
Other assets................................................        768         737
                                                               --------    --------
Total assets................................................   $318,660    $249,193
                                                               ========    ========

Liabilities, minority interest in subsidiaries and
  shareholders' equity
Deposits....................................................   $237,481    $191,226
Borrowings..................................................     52,537      29,936
Accrued interest payable....................................      2,364       1,531
Other liabilities...........................................      2,131       3,233
Subordinated debt...........................................      1,500       1,500
                                                               --------    --------

Total liabilities...........................................    296,013     227,426

Corporation-obligated mandatorily redeemable capital
  securities of subsidiary trust holding solely junior
  subordinated debentures of the Corporation................     10,000      10,000

Commitments and contingencies

Shareholders' equity
Common stock - $0.33 par value; 30,000,000 shares
  authorized; issued and outstanding 3,078,914 at December
  31, 1999 and 2,767,107 at December 31, 1998...............      1,016         913
Additional paid-in capital..................................     11,662       8,798
Retained earnings...........................................      4,860       2,455
Accumulated other comprehensive loss........................     (4,891)       (399)
                                                               --------    --------

Total shareholders' equity..................................     12,647      11,767
                                                               --------    --------

Total liabilities, minority interest in subsidiaries and
  shareholders' equity......................................   $318,660    $249,193
                                                               ========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             PREMIER BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,                                   1999            1998
--------------------------------                               -------------   -------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
Interest income:
  Loans.....................................................    $   14,497      $   11,002
  Federal funds sold and interest-bearing deposits..........           134             200
Investments:
  Taxable...................................................         6,338           4,766
  Tax-exempt................................................           960             548
                                                                ----------      ----------
Total interest income.......................................        21,929          16,516

Interest expense:
  Deposits..................................................         8,822           7,448
  Borrowings................................................         2,598           1,474
                                                                ----------      ----------
Total interest expense......................................        11,420           8,922
                                                                ----------      ----------
Net interest income.........................................        10,509           7,594
Provision for loan losses...................................           719             505
                                                                ----------      ----------
Net interest income after loan loss provision...............         9,790           7,089

Non-interest income:
  Service charges and other fees............................           194             169
  (Loss) gain, net, on sale of investment securities
     available for sale.....................................          (151)            133
  Gain on sale of loans held for sale.......................            81              55
                                                                ----------      ----------
Total non-interest income...................................           124             357

Non-interest expense:
  Salaries and employee benefits............................         3,163           2,245
  Occupancy.................................................           433             419
  Data processing...........................................           667             484
  Professional services.....................................           264             299
  Marketing.................................................           306             187
  Other real estate owned expense...........................             9             134
  Minority interest in expense of subsidiaries..............           866             347
  Other.....................................................         1,036             788
                                                                ----------      ----------
Total non-interest expense..................................         6,744           4,903
                                                                ----------      ----------

Income before income tax....................................         3,170           2,543
Income tax expense..........................................           765             788
                                                                ----------      ----------
Net income..................................................    $    2,405      $    1,755
                                                                ==========      ==========
Earnings per share:
  Basic.....................................................    $     0.80      $     0.64
  Diluted...................................................    $     0.72      $     0.57
Weighted average number of shares outstanding:
  Basic.....................................................     3,016,893       2,762,101
  Diluted...................................................     3,341,208       3,069,673

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             PREMIER BANCORP, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)

                                                     FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                     ------------------------------------------------------------------------------
                                                                                       ACCUMULATED
                                                              ADDITIONAL                  OTHER           TOTAL
                                     COMPREHENSIVE   COMMON    PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                     INCOME (LOSS)   STOCK     CAPITAL     EARNINGS   INCOME (LOSS)      EQUITY
                                     -------------   ------   ----------   --------   -------------   -------------
                                                                     (IN THOUSANDS)
Balance, December 31, 1997........                   $ 911     $ 8,771      $  700       $    52         $10,434
Comprehensive income (loss)
  Net income......................      $ 1,755         --          --       1,755            --           1,755
  Other comprehensive income
     (loss), net of tax
     Unrealized losses on
       securities available for
       sale.......................         (423)        --          --          --            --              --
     Less: reclassification
       adjustment for gains
       included in net income.....          (28)        --          --          --            --              --
                                        -------
  Other comprehensive income
     (loss).......................         (451)        --          --          --          (451)           (451)
                                        -------
Comprehensive income (loss).......      $ 1,304         --          --          --            --              --
                                        =======
Stock issued for options
  exercised.......................                       2          27          --            --              29
                                                     ------    -------      ------       -------         -------
Balance, December 31, 1998........                   $ 913     $ 8,798      $2,455       $  (399)        $11,767
                                                     ======    =======      ======       =======         =======
Comprehensive income (loss)
  Net income......................      $ 2,405         --          --      $2,405            --         $ 2,405
  Other comprehensive income
     (loss), net of tax
     Unrealized losses on
       securities available for
       sale.......................       (4,567)        --          --          --            --              --
     Less: reclassification
       adjustment for losses
       included in net income.....           75         --          --          --            --              --
                                        -------
     Other comprehensive income
       (loss).....................       (4,492)        --          --          --        (4,492)         (4,492)
                                        -------
Comprehensive income (loss).......      $(2,087)        --          --          --            --              --
                                        =======
Stock issued from stock
  offering........................                      96       2,754          --            --           2,850

Stock issued for options
  exercised.......................                       7         110          --            --             117
                                                     ------    -------      ------       -------         -------
Balance, December 31, 1999........                   $1,016    $11,662      $4,860       $(4,891)        $12,647
                                                     ======    =======      ======       =======         =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             PREMIER BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                1999       1998
--------------------------------                              --------   --------
                                                                (IN THOUSANDS)
Operating activities:
  Net income................................................  $  2,405   $  1,755
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation expense....................................       351        219
    Provision for loan losses...............................       719        505
    Writedowns and losses on sale of other real estate
     owned..................................................        --        127
    Amortization of premiums and discounts on investment
     securities held to maturity............................        11         18
    Amortization of premiums and discounts on investment
     securities available for sale..........................       135        165
    Loss (gain) on sale of investment securities available
     for sale...............................................       151       (133)
    Gain on sale of loans held for sale.....................       (81)       (55)
    Originations of loans held for sale.....................    (9,421)    (8,488)
    Proceeds from sale of loans held for sale...............    11,129      7,114
    Increase in accrued interest receivable.................      (389)      (333)
    Increase in deferred tax asset..........................      (203)      (188)
    Increase in other assets................................       (31)      (251)
    Increase in deferred loan fees..........................       149        118
    Increase in accrued interest payable....................       833        185
    (Decrease) increase in other liabilities................    (1,013)     1,450
                                                              --------   --------
Net cash provided by operating activities...................     4,745      2,208
                                                              --------   --------
Investing activities:
  Proceeds from sale of investment securities available for
    sale....................................................    19,716     89,564
  Repayment on investment securities available for sale.....     4,517      8,818
  Purchase of investment securities available for sale......   (34,512)  (130,552)
  Repayment on investment securities held to maturity.......       599     13,157
  Purchase of investment securities held to maturity........    (1,999)    (3,497)
  Net increase in loans receivable..........................   (59,754)   (31,801)
  Proceeds from sale of other real estate owned.............     1,064        561
  Purchases of premises and equipment.......................    (2,520)      (682)
                                                              --------   --------
Net cash used in investing activities.......................   (72,889)   (54,432)
                                                              --------   --------
Financing activities:
  Net increase in deposits..................................    46,255     47,623
  Net increase (decrease) in borrowings less than 90 days...    27,601     (4,907)
  Increase in borrowings greater than 90 days...............    10,000      5,000
  Repayment of borrowings greater than 90 days..............   (15,000)    (5,000)
  Proceeds from common stock offering.......................     2,850         --
  Proceeds from exercised stock options.....................        29         15
  Proceeds from capital securities..........................        --     10,000
                                                              --------   --------
Net cash provided by financing activities...................    71,735     52,731
                                                              --------   --------
Increase in cash and cash equivalents.......................     3,591        507

Cash and cash equivalents:
  Beginning of year.........................................     4,900      4,393
                                                              --------   --------
  End of year...............................................  $  8,491   $  4,900
                                                              ========   ========
Supplemental disclosures:
  Cash payments for:
    Interest expense........................................  $ 10,587   $  8,737
    Taxes...................................................     1,075        950

Supplemental disclosure of noncash activities:
  Change in the estimated fair value of investment
    securities available for sale...........................  $ (6,805)  $   (684)
  Change in deferred tax asset related to investment
    securities available for sale...........................     2,313        233
  Tax effect of exercised stock options.....................        89         14
  Transfer of loans to other real estate owned..............       864        297

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

     Premier Bancorp, Inc. (the "company") was incorporated under the laws of the Commonwealth of Pennsylvania on July 15, 1997. It was reorganized as the one-bank holding company of Premier Bank (the "bank") on November 17, 1997. Premier Bancorp, Inc., through its subsidiary bank, Premier Bank, provides a full range of banking services to individual and corporate customers through its branch banking system located in Bucks and Northampton Counties in Pennsylvania, all of which is managed as one operating segment. Premier Bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia and the Federal Deposit Insurance Corporation. The bank is subject to competition from other financial institutions and other financial services companies with respect to these services and customers. The company is also subject to the regulations of certain federal agencies and undergoes periodic examinations by such regulatory authorities.

  Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of Premier Bancorp, Inc. and its wholly-owned subsidiaries, Premier Bank and PBI Capital Trust. Such statements have been prepared in accordance with generally accepted accounting principles as it applies to the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income.

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

     Equity securities are limited to stocks owned in the FRB, the Federal Home Loan Bank of Pittsburgh and the Atlantic Central Bankers Bank. These non-readily marketable equity securities are carried at cost, which approximates liquidation value.

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

     Management uses estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment and information available to them at the time of examination.

  Premises and Equipment

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows: buildings-15 to 40 years; leasehold improvements-lesser of the useful life or lease term; equipment-5 to 10 years; and software-3 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses upon disposition are reflected in earnings as realized. Land is carried at cost.

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

  Earnings Per Share

     Basic earnings per common share is calculated on the basis of the weighted average number of shares outstanding, after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000 and paid on March 10, 2000. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices.

  Stock Options

     The company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as permitted by Statement No. 123, "Accounting for Stock-Based Compensation". As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement No. 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma net income and pro-forma earnings per share disclosures for stock option grants made in 1995 and subsequent years as if the fair value based method defined in Statement No. 123 had been applied. The company elected to continue to apply the provisions of APB Opinion No. 25 and provides the pro-forma disclosure provisions of Statement No. 123.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

  Derivative Instruments and Hedging Activities

     In June 1998 the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133 is required for all fiscal quarters of fiscal years beginning after June 15, 2000 with earlier adoption permitted. The company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

NOTE 2 -- STOCK DIVIDEND

     On February 17, 2000, the company declared a 5% common stock dividend to shareholders of record as of February 29, 2000 and payable March 10, 2000. The number of shares and per share amounts have been restated to reflect this event as of the earliest date presented herein.

NOTE 3 -- CASH AND DUE FROM BANKS

     The bank is required to maintain certain daily average reserve balances in accordance with Federal Reserve Board requirements. At December 31, 1999 and 1998 the reserve requirement was $1,222,000 and $862,000, respectively.

NOTE 4 -- INVESTMENT SECURITIES

     The amortized cost and estimated fair values of investment securities at December 31, 1999 and 1998 are as follows.

                                                                      GROSS        GROSS      ESTIMATED
                                                        AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                          COST        GAINS        LOSSES       VALUE
                                                        ---------   ----------   ----------   ---------
                                                                        (IN THOUSANDS)
DECEMBER 31, 1999
-----------------
Held to Maturity:
Mortgage-backed securities...........................   $  1,384       $ --       $   (18)     $ 1,366
U.S. government agency obligations...................      4,997         --           (21)       4,976
Other debt securities................................        500         --            --          500
                                                        --------       ----       -------      -------
Total investment securities held to maturity.........   $  6,881       $ --       $   (39)     $ 6,842
                                                        ========       ====       =======      =======
Available for Sale:
Mortgage-backed securities...........................   $ 50,010       $  2       $(2,762)     $47,250
U.S. government agency obligations...................      5,000          3            (5)       4,998
State and municipal securities.......................     17,860         --        (2,058)      15,802
Equity securities....................................      1,883         --            --        1,883
Corporate bonds......................................     29,618         --        (2,590)      27,028
Other debt securities................................        115         --            --          115
                                                        --------       ----       -------      -------
Total investment securities available for sale.......   $104,486       $  5       $(7,415)     $97,076
                                                        ========       ====       =======      =======

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- INVESTMENT SECURITIES -- (CONTINUED)

                                                                                    GROSS         GROSS       ESTIMATED
                                                                     AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                                       COST         GAINS         LOSSES        VALUE
                                                                     ---------    ----------    ----------    ---------
                                                                                       (IN THOUSANDS)
DECEMBER 31, 1998
-----------------
Held to Maturity:
Mortgage-backed securities........................................   $   1,994       $ --        $     (8)     $ 1,986
U.S. government agency obligations................................       2,998         15             (20)       2,993
Other debt securities.............................................         500         --              --          500
                                                                     ---------       ----        --------      -------
Total investment securities held to maturity......................   $   5,492       $ 15        $    (28)     $ 5,479
                                                                     =========       ====        ========      =======
Available for Sale:
Mortgage-backed securities........................................   $  35,411       $134        $    (69)     $35,476
State and municipal securities....................................      18,533        188             (19)      18,702
Corporate bonds...................................................      36,689         40            (879)      35,850
Equity securities.................................................       3,745         --              --        3,745
Other debt securities.............................................         115         --              --          115
                                                                     ---------       ----        --------      -------
Total investment securities available for sale....................   $  94,493       $362        $   (967)     $93,888
                                                                     =========       ====        ========      =======

     At December 31, 1999, certain investment securities were pledged as collateral for borrowings, customer repurchase agreements, reverse repurchase agreements with investment banks, and public funds on deposit. In addition, investment securities were pledged to satisfy a reserve requirement of our capital securities issue. At December 31, 1999, an estimated $65,210,000 in investment securities were pledged for these purposes.

     The amortized cost and estimated fair value of investment securities AFS and HTM by contractual maturity at December 31, 1999 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                      INVESTMENT SECURITIES     INVESTMENT SECURITIES
                                                                         HELD TO MATURITY         AVAILABLE FOR SALE
                                                                      ----------------------    ----------------------
                                                                                   ESTIMATED                 ESTIMATED
                                                                      AMORTIZED      FAIR       AMORTIZED      FAIR
                                                                        COST         VALUE        COST         VALUE
                                                                      ---------    ---------    ---------    ---------
                                                                                       (IN THOUSANDS)
Due in one year or less............................................    $   723      $   714     $   5,148     $ 4,926
Due after one year through five years..............................        644          636        15,050      14,329
Due after five years through ten years.............................      3,016        2,997        13,528      12,896
Due after 10 years.................................................      2,498        2,495        70,760      64,925
                                                                       -------      -------     ---------     -------
Total..............................................................    $ 6,881      $ 6,842     $ 104,486     $97,076
                                                                       =======      =======     =========     =======

     Proceeds from sales of investment securities AFS are as follows:

                                                                                1999        1998
                                                                              --------    --------
                                                                                 (IN THOUSANDS)
Proceeds...................................................................   $ 19,716    $ 89,564
Gross gains................................................................         71         402
Gross losses...............................................................        222         269

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- LOANS

                                                                                1999        1998
                                                                              --------    --------
                                                                                 (IN THOUSANDS)
Real estate--construction..................................................   $  3,850    $  2,161
Real estate--residential...................................................     30,330      30,770
Real estate--multifamily...................................................      9,738       5,135
Real estate--commercial....................................................    127,885      86,008
Commercial.................................................................     25,260      14,434
Consumer...................................................................      2,161       1,840
                                                                              --------    --------
Total loans................................................................    199,224     140,348
Unearned income............................................................        592         443
Allowance for loan losses..................................................      2,511       1,805
                                                                              --------    --------
Total loans, net...........................................................   $196,121    $138,100
                                                                              ========    ========

     The company generally lends in the Greater Delaware and Lehigh Valleys in Pennsylvania and New Jersey with a majority of its borrowers living in communities surrounding its branches. Most loans are collateralized in part by real estate. Accordingly, lending activities could be affected by changes in the general economy, the regional economy or real estate values.

     The company had impaired loans totaling $136,000 and $1,080,000 at December 31, 1999 and 1998, respectively. The average recorded investment in these loans was $148,000 and $460,000 for 1999 and 1998, respectively. Each of the impaired loans at December 31, 1999 and 1998 had a corresponding allowance for losses. The allowance for losses on impaired loans totaled $31,000 at December 31, 1999 compared to $93,000 at December 31, 1998. Most of the loans identified as impaired are collateral-dependent. No interest income was recognized on these loans in 1999 or 1998.

     Non-accrual loans totaled $136,000 and $1,080,000 at December 31, 1999 and December 31, 1998, respectively. If interest on these loans had been recorded, interest income would have increased by $14,000 in 1999 and $69,000 in 1998. The bank had $4,635,000 in loans which, although performing at December 31, 1999, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. Most of these loans are secured by real estate.

NOTE 6 -- ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is shown below.

DECEMBER 31,                                                                   1999      1998
------------                                                                  ------    ------
                                                                               (IN THOUSANDS)
Balance at beginning of year...............................................   $1,805    $1,360
Charge-offs................................................................      (13)      (68)
Recoveries.................................................................       --         8
Provision for loan losses..................................................      719       505
                                                                              ------    ------
Balance at end of year.....................................................   $2,511    $1,805
                                                                              ======    ======

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- PREMISES AND EQUIPMENT

     Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

DECEMBER 31,                                                  1999      1998
------------                                                 ------    ------
                                                              (IN THOUSANDS)
Building..................................................   $1,804    $  406
Land......................................................      794       255
Leasehold improvements....................................      321       400
Furniture, fixtures and equipment.........................    1,869     1,229
                                                             ------    ------
Cost......................................................    4,788     2,290
Accumulated depreciation and amortization.................     (981)     (652)
                                                             ------    ------
Carrying value............................................   $3,807    $1,638
                                                             ======    ======

     Depreciation and amortization expense on premises and equipment amounted to $351,000 and $219,000 for the years ended December 31, 1999, and 1998, respectively.

     Throughout 1998 all premises were leased. The leases on the Doylestown and Easton offices expired on December 31, 1998. The bank exercised its option to purchase these facilities in January 1999 for $1,252,000 in the aggregate. Properties under lease as of December 31, 1999 include the Southampton branch and operations center, two loan production offices and land for the future site of the Montgomeryville, Pennsylvania branch. The Southampton and Colmar loan centers were opened in September 1998 and November 1999, respectively. The Montgomeryville branch is expected to open in the third quarter of 2000. These leases include options for renewal.

     Required minimum annual rentals due on non-cancelable leases expiring after one year approximate $1,888,000 in the aggregate at December 31, 1999. Future minimum payments under these leases are as follows.

                                                                      FUTURE
                                                                   MINIMUM LEASE
FOR THE YEARS ENDING DECEMBER 31,                                    PAYMENTS
---------------------------------                                  -------------
                                                                        (IN
                                                                     THOUSANDS)
2000............................................................     $   102
2001............................................................         145
2002............................................................         145
2003............................................................          93
2004............................................................          85
2005 and thereafter.............................................       1,318
                                                                     -------
                                                                     $ 1,888
                                                                     =======

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- DEPOSITS

DECEMBER 31,                                              1999                                1998
------------                                 ------------------------------      -------------------------------
                                             WEIGHTED                            WEIGHTED
                                             AVERAGE                             AVERAGE
                                             INTEREST                 % OF       INTEREST                 % OF
                                               RATE       AMOUNT     TOTAL         RATE       AMOUNT      TOTAL
                                             --------    --------    ------      --------    --------    -------
                                                                   (DOLLARS IN THOUSANDS)
Interest checking.........................     2.56%     $ 21,249      8.95%       2.62%     $ 16,432       8.59%
Money market..............................     2.55%        1,000      0.42%       2.57%        1,580       0.83%
Savings...................................     3.41%       51,224     21.57%       3.44%       54,082      28.28%
Time......................................     5.46%      144,532     60.86%       5.46%      100,107      52.35%
                                               ----      --------    ------        ----      --------    -------
Total interest-bearing deposits...........     4.68%      218,005     91.80%       4.53%      172,201      90.05%
                                               ====                                ====
Non-interest-bearing deposits.............                 19,476      8.20%                   19,025       9.95%
                                                         --------    ------                  --------    -------
Total deposits............................               $237,481    100.00%                 $191,226     100.00%
                                                         ========    ======                  ========    =======

     Time deposits by date of maturity are as follows:

                                                                           AMOUNTS
                                                              AMOUNTS        LESS
                                                              $100,000       THAN
FOR THE YEARS ENDING DECEMBER 31,                            OR GREATER    $100,000     TOTAL
---------------------------------                            ----------    --------    --------
                                                                       (IN THOUSANDS)
2000......................................................    $ 31,201     $ 80,720    $111,921
2001......................................................       2,473       19,456      21,929
2002......................................................       2,270        6,932       9,202
2003......................................................         300          934       1,234
2004......................................................          --          246         246
2005 and thereafter.......................................          --           --          --
                                                              --------     --------    --------
                                                              $ 36,244     $108,288    $144,532
                                                              ========     ========    ========

     Interest expense on deposits is as follows:

DECEMBER 31,                                                                 1999       1998
------------                                                                -------    -------
                                                                              (IN THOUSANDS)
Interest checking........................................................   $   473    $   335
Money market.............................................................        37         44
Savings..................................................................     1,888      1,905
Time.....................................................................     6,424      5,164
                                                                            -------    -------
Total interest expense on deposits.......................................   $ 8,822    $ 7,448
                                                                            =======    =======

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- BORROWINGS

                                                                               MAXIMUM                       WEIGHTED
                                                                                AMOUNT         AVERAGE       AVERAGE
                                                       TOTAL                 OUTSTANDING       AMOUNT        INTEREST
                                                      BALANCE    WEIGHTED    AT MONTH END    OUTSTANDING       RATE
                                                      END OF     AVERAGE      DURING THE     DURING THE     DURING THE
                                                      PERIOD       RATE         PERIOD         PERIOD         PERIOD
                                                      -------    --------    ------------    -----------    ----------
1999                                                                     (DOLLARS IN THOUSANDS)
----
Federal funds purchased and securities sold under
  agreement to repurchase..........................   $52,537      5.80%       $ 52,537        $33,735         5.25%
Long-term FHLB advances............................        --        --          15,000         13,315         5.42%
                                                      -------                                  -------         ----
Total borrowings...................................   $52,537                                  $47,050         5.30%
                                                      =======                                  =======         ====
1998
----
Federal funds purchased and securities sold under
  agreement to repurchase..........................   $14,936      4.74%       $ 16,093        $10,357         5.24%
Long-term FHLB advances............................    15,000      5.42%         15,000         15,000         5.42%
                                                      -------                                  -------         ----
Total borrowings...................................   $29,936                                  $25,357         5.35%
                                                      =======                                  =======         ====

     At December 31, 1999 short-term borrowings included $27,500,000 in borrowings from the FHLB which mature within 90 days, $18,734,000 in reverse repurchase agreements with investment banks which mature within 60 days and $6,303,000 in overnight borrowings from customers. At December 31, 1998 short-term borrowings included $11,000,000 in borrowings from FHLB which mature within 7 days and $3,936,000 in overnight borrowings from customers.

     All borrowings from the FHLB are secured by a blanket lien against all of the bank's assets. In addition, the FHLB amended its policies in 1998 to require its borrowers who exceed 50% of their maximum borrowing capacity to deliver certain securities to them as collateral. The bank delivered $33,024,000 and $21,714,000 in investments as collateral to the FHLB under this new policy at December 31, 1999 and 1998, respectively. Repurchase agreements with investment banks were secured by $21,320,000 in investment securities at December 31, 1999. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. The company controls securities pledged as collateral for customer repurchase agreements.

     The company prepaid all long-term FHLB borrowings in 1999 after the issuer called them.

     At December 31, 1999, the bank had a $4,000,000 unsecured federal funds line of credit from its correspondent bank and a $43,399,000 borrowing limit at the FHLB. At December 31, 1999, the bank had unused borrowing capacity of $4,000,000 and $15,899,000 from the correspondent bank and the FHLB, respectively. Reverse repurchase agreements generally can be transacted with investment banks on a deal by deal basis provided the company has adequate collateral.

     Additional borrowing capacity of $28,242,000 is also available through a line of credit with the Federal Reserve Bank of Philadelphia. Borrowings against this line would be collateralized by loans. At December 31, 1999, no funds were drawn against this credit facility.

NOTE 10 -- SUBORDINATED DEBT

     On January 9, 1997, the bank borrowed $1,500,000 from another financial institution for the purpose of funding its continued growth and to assist in the maintenance of certain regulatory capital ratios. The loan is unsecured and matures on January 12, 2012. The term note carries an annually adjustable rate based upon the one-year Treasury index plus 240 basis points. The note requires monthly interest payments for the first ten years with principal payments beginning in the eleventh year with full amortization by the maturity date. The bank can prepay the notes with regulatory approval.

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                                    ----------------------------------------
                                                                                   PER SHARE
                                                    NET INCOME       SHARES         AMOUNT
                                                    ----------      ---------      ---------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                     DATA)
Basic earnings per share..........................    $2,405        3,016,893       $  0.80
Effect of dilutive stock options..................        --          324,315         (0.08)
                                                      ------        ---------       -------
Diluted earnings per share........................    $2,405        3,341,208       $  0.72
                                                      ======        =========       =======

                                                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                                    ----------------------------------------
                                                                                   PER SHARE
                                                    NET INCOME       SHARES         AMOUNT
                                                    ----------      ---------      ---------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                     DATA)
Basic earnings per share..........................    $1,755        2,762,101       $  0.64
Effect of dilutive stock options..................        --          307,572         (0.07)
                                                      ------        ---------       -------
Diluted earnings per share........................    $1,755        3,069,673       $  0.57
                                                      ======        =========       =======

     Earnings per share was calculated on the basis of weighted average number of shares after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Options to purchase 688,326 and 705,936 shares of common stock were outstanding at December 31, 1999 and 1998, respectively, and to the extent dilutive, were included in the computation of diluted earnings per share.

NOTE 12 -- INCOME TAXES

     The components of the provision for income taxes are as follows.

YEAR ENDED DECEMBER 31,                                     1999        1998
-----------------------                                    ------      ------
                                                             (IN THOUSANDS)
Current tax expense.....................................   $  968      $  976
Deferred income tax benefit.............................     (203)       (188)
                                                           ------      ------
Income tax expense......................................   $  765      $  788
                                                           ======      ======

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -- INCOME TAXES -- (CONTINUED)

     At December 31, 1999 and 1998, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows.

YEAR ENDED DECEMBER 31,                                      1999        1998
----------------------------------------------------------  ------      ------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Unrealized net loss on securities available for sale....  $2,519      $  206
  Allowance for loan losses...............................     831         593
  Other...................................................      13          51
                                                            ------      ------
Total deferred tax assets.................................   3,363         850
                                                            ------      ------

Deferred tax liabilities:
  Depreciation............................................     (21)        (24)
                                                            ------      ------
Total deferred tax liabilities............................     (21)        (24)
                                                            ------      ------
Net deferred tax asset....................................  $3,342      $  826
                                                            ======      ======

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

     A reconciliation of income tax expense in the accompanying statements of operations with the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows.

YEAR ENDED DECEMBER 31,                                    1999         1998
-----------------------                                   -------      -------
                                                             (IN THOUSANDS)
Tax expense at 34% rate................................   $ 1,078      $   865
Interest from tax exempt loans and investments.........      (300)        (185)
Other, net.............................................       (13)         108
                                                          -------      -------
Income tax expense.....................................   $   765      $   788
                                                          =======      =======

NOTE 13 -- EMPLOYEE BENEFIT PLANS

     The company maintains a defined contribution savings plan covering substantially all employees. The plan allows eligible employees to make contributions by salary reduction pursuant to the provisions of 401(k) of the Internal Revenue Code. Discretionary matching contributions by the bank expensed in the financial statements for 1999 and 1998 were $54,000 and $49,000, respectively.

NOTE 14 -- STOCK OPTION PLAN

     The number of options and strike prices in the following discussion were provided after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000 and paid on March 10, 2000. In connection with its initial stock offering, the company issued options to purchase common stock to certain incorporators, directors, officers, and institutional investors. The options are exercisable at a price of $2.89 per share and expire April 23, 2002. The options are transferable and contain certain customary anti-dilution clauses in the case of certain events. At December 31, 1999 and 1998, there were 423,780 and 453,906 of such options issued and outstanding, respectively.

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- STOCK OPTION PLAN -- (CONTINUED)

     In addition, the company adopted a stock option program in 1995 whereby up to 315,000 options may be granted to employees or directors based on a discretionary incentive program. The exercise price of options granted under this program will be at the fair value of common stock as of the grant date. Options expire ten years from the date of grant. In January 1998, 15,933 options were granted at an exercise price of $5.71 per share and were immediately vested. In January 1999, 13,665 options were granted at an exercise price of
10.48 per share and were immediately vested. In January 2000, 38,333 options were granted at an exercise price of $12.26 per share and were immediately vested.

     A summary of the company's stock option plan as of December 31, 1999 and 1998 is as follows.

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                              1999                    1998
                                                                      --------------------    --------------------
                                                                                  WEIGHTED                WEIGHTED
                                                                                  AVERAGE                 AVERAGE
                                                                                  EXERCISE                EXERCISE
                                                                       SHARES      PRICE       SHARES      PRICE
                                                                      --------    --------    --------    --------
Outstanding at beginning of year...................................    705,936     $ 3.55      695,253     $ 3.50
Granted............................................................     13,665      10.48       15,933       5.71
Exercised..........................................................    (31,275)      2.91       (5,250)      2.89
                                                                      --------     ------     --------     ------
Outstanding at end of of year......................................    688,326     $ 3.72      705,936     $ 3.55
                                                                      ========     ======     ========     ======
Options exercisable at end of year.................................    628,791                 629,391
                                                                      ========                ========
Weighted-average fair value of options granted and vested during
  the year.........................................................   $156,000                $107,000
                                                                      ========                ========

     The following summarizes information about stock options outstanding and exercisable at December 31, 1999 and 1998.

                                      DECEMBER 31, 1999
----------------------------------------------------------------------------------------------
                                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                     --------------------------------------------     ------------------------
                                        WEIGHTED
                                         AVERAGE         WEIGHTED                     WEIGHTED
    RANGE OF                            REMAINING        AVERAGE                      AVERAGE
    EXERCISE           NUMBER          CONTRACTUAL       EXERCISE       NUMBER        EXERCISE
     PRICES          OUTSTANDING     LIFE (IN YEARS)      PRICE       EXERCISABLE      PRICE
-----------------    -----------     ---------------     --------     -----------     --------
$            2.89      423,780             2.33           $ 2.89        423,780        $ 2.89
             3.50       12,911             6.00             3.50         12,911          3.50
             4.76      222,037             7.00             4.76        162,502          4.76
             5.71       15,933             8.00             5.71         15,933          5.71
            10.48       13,665             9.00            10.48         13,665         10.48
-----------------      -------            -----           ------        -------        ------
$  2.89 to $10.48      688,326             4.17           $ 3.72        628,791        $ 3.62
=================      =======            =====           ======        =======        ======

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- STOCK OPTION PLAN -- (CONTINUED)

                                     DECEMBER 31, 1998
--------------------------------------------------------------------------------------------
                               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                   --------------------------------------------     ------------------------
                                      WEIGHTED
                                       AVERAGE         WEIGHTED                     WEIGHTED
   RANGE OF                           REMAINING        AVERAGE                      AVERAGE
   EXERCISE          NUMBER          CONTRACTUAL       EXERCISE       NUMBER        EXERCISE
    PRICES         OUTSTANDING     LIFE (IN YEARS)      PRICE       EXERCISABLE      PRICE
---------------    -----------     ---------------     --------     -----------     --------
$          2.89      453,906             3.33           $ 2.89        453,906        $ 2.89
           3.50       14,060             7.00             3.50         14,060          3.50
           4.76      222,037             8.00             4.76        145,492          4.76
           5.71       15,933             9.00             5.71         15,933          5.71
---------------      -------            -----           ------        -------        ------
$ 2.89 to $5.71      705,936             5.00           $ 3.55        629,391        $ 3.41
===============      =======            =====           ======        =======        ======

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, the adoption of fair value accounting for stock-based compensation to employees. The company, as permitted, has elected not to adopt the fair value accounting provisions of Statement No. 123, and has instead continued to apply APB Opinion 25 and related interpretation in accounting for the plan and has provided the required pro-forma disclosures of Statement No. 123.

     The fair value of each option using the Black Scholes options pricing model was $7.32 in 1999 and $4.99 in 1998. Significant assumptions used in the model for 1999 and 1998 grants included a weighted average risk-free rate of return of 4.61% in 1999 and 5.46% in 1998; expected option life of ten years for both 1999 and 1998; and no dividends for either 1999 or 1998. Had the grant-date fair-value provisions of Statement No. 123 been adopted, the company would have recognized additional compensation expense of $156,000 in 1999 and $107,000 in 1998.

     As a result, the company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below.

DECEMBER 31,                                     1999          1998
------------                                   -------       -------
                                                  (IN THOUSANDS,
                                              EXCEPT PER SHARE DATA)
Net income
  As reported.............................     $ 2,405       $ 1,755
  Pro forma...............................       2,249         1,648
Basic earnings per share
  As reported.............................     $  0.80       $  0.64
  Pro forma...............................        0.75          0.60
Diluted earnings per share
  As reported.............................     $  0.72       $  0.57
  Pro forma...............................        0.67          0.54


NOTE 15 -- COMMITMENTS AND CONTINGENCIES

     Financial Instruments with Off-balance Sheet Risk

     The bank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and stand-by letters of credit to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the bank has in particular classes of financial instruments.

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

     Financial instruments whose contract amounts represent credit risk at December 31, 1999 and 1998 are as follows.

                                                    CONTRACT OR NOTIONAL AMOUNT
                                                    ---------------------------
                                                      1999                1998
                                                    --------            -------
                                                           (IN THOUSANDS)
Commitments to extend credit......................   $22,018            $15,627
Stand-by letters of credit........................     1,509              1,588

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. The bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include inventory, property, plant and equipment, and income producing commercial properties. The commitments at December 31, 1999 were principally to originate commercial loans and other loans secured by real estate. At December 31, 1999, fixed and variable rate commitments totalled $2,184,000 and $19,834,000, respectively.

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

     Concentrations of Credit Risk

     The company generally lends in the Greater Delaware and Lehigh Valleys in Pennsylvania and New Jersey with a majority of its borrowers living in communities surrounding its branches. The majority of the bank's loan portfolio is secured by residential and commercial real estate. Accordingly, the bank's primary concentration of credit risk is related to the real estate market in these areas. The ultimate collectibility of this portion of the bank's portfolio is susceptible to changes in local market conditions, and therefore, dependent upon the local economic environment. In addition, loan concentrations are also considered to exist when there are amounts loaned or committed to be loaned to a multiple number of borrowers engaged in similar activities which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The bank's loan portfolio contains many borrowers who are employed in various professions such as the medical, dental, legal, restaurant, hotel, and real estate professions.

     Legal Proceedings

     As of December 31, 1999, there were no material legal proceedings pending against the company.

NOTE 16 -- RELATED PARTY TRANSACTIONS

     As a matter of policy, the bank does not extend credit to employees, officers or directors.

     The bank's offices in Doylestown and Easton were owned by Norbuck Associates, a Pennsylvania limited partnership consisting of several directors of the bank. The leases with Norbuck expired December 31, 1998. In January 1999, the bank exercised its option to purchase these buildings (See also Note 7). Rent paid to Norbuck in 1999 and 1998 was $10,000 and $120,000, respectively.

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 -- RELATED PARTY TRANSACTIONS -- (CONTINUED)

     The company incurred $107,000 and $84,000 in expenses for consulting services rendered by its Chairman of the Board of Directors in 1999 and 1998, respectively.

     At December 31, 1999 the bank had approximately $9,076,000 on deposit from companies related to one of the members of our Board of Directors. Management believes that these deposits were made on substantially the same terms, including interest rate, as those prevailing at the time for comparable transactions with other non-related parties. Approximantely $8,692,000 of these deposits matured in January 2000.

NOTE 17 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The company is required to disclose estimated fair values for its financial instruments, whether or not recognized in the balance sheet. For Premier Bancorp, Inc., as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments.

     Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the company's entire holdings of a particular financial instrument. For a substantial portion of the company's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions regarding the amount and timing of estimated future cash flows, which are discounted to reflect varying degrees of risk. Given the uncertainties surrounding these assumptions, the reported fair values may not represent actual values of financial instruments that could have been realized as of year end or that will be realized in the future. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

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

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

     The estimated fair values and carrying amounts of financial assets and liabilities are summarized as follows:

                                                  DECEMBER 31, 1999         DECEMBER 31, 1998
                                                ----------------------    ----------------------
                                                ESTIMATED     CARRYING    ESTIMATED     CARRYING
                                                FAIR VALUE     AMOUNT     FAIR VALUE     AMOUNT
                                                ----------    --------    ----------    --------
                                                                 (IN THOUSANDS)
Financial assets:
Cash and due from banks.......................   $  4,646     $  4,646     $  4,765     $  4,765
Federal funds sold............................      3,436        3,436            1            1
Interest-bearing deposits.....................        409          409          134          134
Investment securities:
  Available for sale..........................     97,076       97,076       93,888       93,888
  Held to maturity............................      6,842        6,881        5,479        5,492
Loans held for sale...........................         --           --        1,634        1,627
Net loans.....................................    194,716      196,121      141,445      138,100
Accrued interest receivable...................      2,174        2,174        1,785        1,785
                                                 --------     --------     --------     --------
Total financial assets........................   $309,299     $310,743     $249,131     $245,792
                                                 ========     ========     ========     ========
Financial liabilities:
Deposits with no stated maturities............   $ 92,949     $ 92,949     $ 91,119     $ 91,119
Deposits with stated maturities...............    145,065      144,532      100,815      100,107
Borrowings....................................     52,532       52,537       30,553       29,936
Subordinated debt.............................      1,500        1,500        1,500        1,500
Accrued interest payable......................      2,364        2,364        1,531        1,531
                                                 --------     --------     --------     --------
Total financial liabilities...................   $294,410     $293,882     $225,518     $224,193
                                                 ========     ========     ========     ========

     The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 1999 and 1998.

     Cash and due from banks, Federal funds sold and Interest-bearing deposits: Current carrying amounts approximate estimated fair values.

     Investment securities: Current quoted market prices were used to estimate fair value.

     Net loans and Loans held for sale: Fair values were estimated using the present value of the estimated cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Accrued interest receivable and Accrued interest payable: Current carrying amounts approximate estimated fair values.

     Deposit liabilities: The fair value of deposits with no stated maturity (i.e., demand deposits, interest checking accounts, money market accounts and savings accounts) are by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Deposits with a stated maturity (time deposits) have been valued using the present value of cash flows discounted at rates approximating the current market for similar deposits.

     Borrowings: Borrowings have been valued using the present value of cash flows discounted at rates approximating the current market for similar liabilities.

     Subordinated debt: The interest rate on subordinated debt adjusts annually each January. Therefore, current carrying amount approximates estimated fair value.

     Off-balance-sheet instruments: Off-balance-sheet instruments are primarily comprised of loan commitments that are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 1999 and 1998 loan commitments were $22,018,000 and $15,627,000, respectively. Stand-by letters of credit were $1,509,000 and $1,588,000 at December 31, 1999 and 1998, respectively.

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 -- PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31,                                                          1999        1998
------------                                                         -------     -------
                                                                       (IN THOUSANDS)
Assets
Cash on deposit with subsidiary bank..............................   $ 2,241     $   553
Investment securities available for sale..........................     1,918       4,980
Investment in subsidiaries........................................    18,541      16,290
Deferred issuance costs on capital securities.....................       456         425
Accrued interest receivable.......................................        30          67
Other.............................................................       173         152
                                                                     -------     -------
  Total assets....................................................   $23,359     $22,467
                                                                     =======     =======
Liabilities and shareholders' equity
Borrowings from subsidiary trust..................................   $10,310     $10,310
Accrued interest payable..........................................       334         349
Other.............................................................        68          41
                                                                     -------     -------
  Total liabilities...............................................    10,712      10,700

Shareholders' equity
Common stock......................................................     1,016         913
Additional paid-in capital........................................    11,662       8,798
Retained earnings.................................................     4,860       2,455
Accumulated other comprehensive loss..............................    (4,891)       (399)
                                                                     -------     -------
  Total shareholders' equity......................................    12,647      11,767
                                                                     -------     -------
Total liabilities and shareholders' equity........................   $23,359     $22,467
                                                                     =======     =======

CONDENSED STATEMENTS OF OPERATIONS


FOR THE YEARS ENDED DECEMBER 31,                                      1999        1998
--------------------------------                                     -------     -------
                                                                       (IN THOUSANDS)
Interest income on securities available for sale..................   $   268     $   123
Interest income on capital securities of subsidiary trust.........        28           9
Equity in undistributed income of subsidiaries....................     3,260       2,039
Loss on sale of investment securities available for sale..........       (69)         --
                                                                     -------     -------
Total income......................................................     3,487       2,171
                                                                     -------     -------
Interest expense..................................................       878         350
Other expense.....................................................       204          66
                                                                     -------     -------
Total expense.....................................................     1,082         416
                                                                     -------     -------
Income before taxes...............................................     2,405       1,755
Income tax expense................................................        --          --
                                                                     -------     -------
Net income........................................................   $ 2,405     $ 1,755
                                                                     =======     =======

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 -- PARENT COMPANY FINANCIAL INFORMATION -- (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                                              1999        1998
-----------------------------------------------------------------------------------------    -------     -------
                                                                                               (IN THOUSANDS)
Cash flows from operating activities:
Net income...............................................................................    $ 2,405     $ 1,755

Deduct items not affecting cash flows:
  Equity in undistributed income of subsidiary...........................................     (3,260)     (2,039)
  Amortization of deferred issuance costs on capital securities..........................         16          13
  Amortization of premiums and discounts on investment securities available for sale.....          4          --
  Loss on sale of investment securities available for sale...............................         69          --
  Decrease (increase) in accrued interest receivable.....................................         37         (67)
  Decrease (increase) in other assets....................................................         57         (81)
  (Decrease) increase in accrued interest payable........................................        (15)        349
  Increase in other liabilities..........................................................         27          41
                                                                                             -------     -------
Net cash used in operating activities....................................................       (660)        (29)

Cash flows from investing activities:
Purchase of investment securities available for sale.....................................     (1,024)     (7,164)
Proceeds from sale of investment securities available for sale...........................      2,959       2,090
Capital investment in subsidiary bank....................................................     (2,419)     (4,000)
Purchase of capital securities of subsidiary trust.......................................         --        (310)
                                                                                             -------     -------
Net cash used in investing activities....................................................       (484)     (9,384)

Cash flows from financing activities:
Proceeds from junior subordinated debt...................................................         --      10,310
Proceeds from common stock offering......................................................      2,850          --
Proceeds from exercised stock options....................................................         29          15
Issuance costs related to capital securities.............................................        (47)       (438)
                                                                                             -------     -------
Net cash provided by financing activities................................................      2,832       9,887
                                                                                             -------     -------

Net increase in cash and cash equivalents................................................      1,688         474
Cash and cash equivalents at beginning of year...........................................        553          79
                                                                                             -------     -------
Cash and cash equivalents at end of year.................................................    $ 2,241     $   553
                                                                                             =======     =======

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 -- REGULATORY RESTRICTIONS

     The company and bank are subject to various regulatory capital requirements of federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the company's and bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the company and bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     The company and bank must maintain certain minimum capital amounts and ratios to be considered adequately capitalized as set forth in the table below. Management believes that the company and bank met, as of December 31, 1999 and 1998, all capital adequacy requirements to which they are subject. Management believes that the company and bank were well capitalized at December 31, 1999 and 1998 under the regulatory framework for prompt corrective action provisions of Section 38 of the Federal Deposit Insurance Act.

     To be categorized as well capitalized, the company and bank must maintain the minimum ratios listed in the table below. The company's and bank's capital amounts and ratios are presented in the following table.

                                                                             REQUIRED TO BE          REQUIRED TO BE
                                                                               ADEQUATELY                 WELL
                                                           ACTUAL             CAPITALIZED             CAPITALIZED
                                                      ----------------     ------------------     --------------------
                                                      AMOUNT     RATIO     AMOUNT       RATIO     AMOUNT         RATIO
                                                      -------    -----     -------      -----     -------        -----
                                                                           (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1999:
------------------------
Total capital to risk-weighted assets
  Premier Bancorp, Inc.............................   $31,549    13.07%    $19,309      8.00%     $24,136        10.00%
  Premier Bank.....................................    27,086    11.34%     19,113      8.00%      23,891        10.00%
Tier I capital to risk-weighted assets
  Premier Bancorp, Inc.............................    23,384     9.69%      9,654      4.00%      14,481         6.00%
  Premier Bank.....................................    23,075     9.66%      9,556      4.00%      14,335         6.00%
Tier I capital to average assets
  Premier Bancorp, Inc.............................    23,384     7.33%     12,757      4.00%      15,947         5.00%
  Premier Bank.....................................    23,075     7.29%     12,656      4.00%      15,819         5.00%

AS OF DECEMBER 31, 1998:
------------------------
Total capital to risk-weighted assets
  Premier Bancorp, Inc.............................   $25,471    13.75%    $14,821      8.00%     $18,526        10.00%
  Premier Bank.....................................    19,620    10.92%     14,371      8.00%      17,964        10.00%
Tier I capital to risk-weighted assets
  Premier Bancorp, Inc.............................    16,166     8.73%      7,411      4.00%      11,116         6.00%
  Premier Bank.....................................    16,315     9.08%      7,186      4.00%      10,779         6.00%
Tier I capital to average assets
  Premier Bancorp, Inc.............................    16,166     6.75%      9,580      4.00%      11,975         5.00%
  Premier Bank.....................................    16,315     6.97%      9,358      4.00%      11,698         5.00%

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of the accumulated net earnings of the bank, which were $7,684,000 at December 31, 1999. Cash dividends must be approved by the Federal Reserve Board if the total of all cash dividends declared by the bank in any calendar year, including the proposed cash dividend, exceeds the total of the bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. The Federal Deposit Insurance Corporation Act generally prohibits all payments of dividends by any bank which is in default of any assessment of the FDIC. As of December 31, 1999 and 1998, the bank was not in default of any FDIC assessments.

NOTE 21 -- CAPITAL SECURITIES

     On August 11, 1998, the company's subsidiary, PBI Capital Trust, issued $10,000,000 of 8.57% capital securities due August 15, 2028. The trust is a statutory business trust created under the laws of Delaware. The company is the sole owner of the trust. The trust used the proceeds from the capital securities to acquire $10,000,000 in 8.57% junior subordinated deferrable interest debentures issued by the company. The junior subordinated debentures are the sole assets of the trust, and payments under the junior subordinated debentures are the sole revenue of the trust. The company is using the proceeds from the sale of the junior subordinated debentures for general corporate purposes, including, but not limited to, investments in and advances to its subsidiary, Premier Bank, repurchases of common stock of the company, branch expansion, and funding loans. The precise amount and timing of the application of the net proceeds used for such corporate purposes depends on the funding requirements and the availability of other funds to the company and the bank. Proceeds from the capital securities provide the company with additional Tier I and Tier II capital.

     At December 31, 1999 and 1998, the company was required to maintain a reserve account equal to one year's expense on its capital securities. This reserve is required at all times except when the ratio of the company's total unsecured debt to shareholders' equity is equal to or less than 70% and the bank has the capacity to pay dividends in an amount equal to or greater than two times the amount of interest payable on the junior subordinated debentures for a one-year period. At December 31, 1999 and 1998, the company was required to maintain a reserve account since its unsecured debt to equity ratio exceeded 70%. This reserve account was invested in available for sale investment securities with an estimated fair market value of $950,000 and $940,000 at December 31, 1999 and 1998, respectively.

     The capital securities are reported in the Consolidated Statements of Financial Condition under the caption "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Corporation."

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 -- COMMON STOCK OFFERING

     The company issued 286,036 shares at $10.48 per share during a stock offering from December 22, 1998 to March 31, 1999 after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Net proceeds of this offering were $2,850,000. The company used the net proceeds of this stock offering for general corporate purposes, including investment in or advances to the bank that increased the bank's capital position and loan to one borrower lending limits. In addition, these proceeds may be used to support the continuing development of the bank's franchise through possible expansion into related businesses.

NOTE 23 -- OTHER COMPREHENSIVE INCOME (LOSS)

     The tax effects allocated to each component of "Other comprehensive income
(loss)" are as follows:

                                                                                                  TAX
                                                                                 BEFORE-TAX    (EXPENSE)    NET-OF-TAX
FOR THE YEAR ENDED DECEMBER 31, 1999                                               AMOUNT       BENEFIT       AMOUNT
------------------------------------                                             ----------    ---------    ----------
                                                                                            (IN THOUSANDS)
Unrealized losses on securities available for sale
  Unrealized holding losses arising during the period.........................    $ (6,919)     $ 2,352      $ (4,567)
  Less: reclassification adjustment for losses included in net income.........         114          (39)           75
                                                                                  --------      -------      --------
Other comprehensive income (loss).............................................    $ (6,805)     $ 2,313      $ (4,492)
                                                                                  ========      =======      ========


                                                                                                  TAX
                                                                                 BEFORE-TAX    (EXPENSE)    NET-OF-TAX
FOR THE YEAR ENDED DECEMBER 31, 1998                                               AMOUNT       BENEFIT       AMOUNT
------------------------------------                                             ----------    ---------    ----------
                                                                                            (IN THOUSANDS)
Unrealized losses on securities available for sale
  Unrealized holding losses arising during the period.........................    $   (642)     $   219      $   (423)
  Less: reclassification adjustment for gains included in net income..........         (42)          14           (28)
                                                                                  --------      -------      --------
Other comprehensive income (loss).............................................    $   (684)     $   233      $   (451)
                                                                                  ========      =======      ========

ITEM 8 -- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item, relating to directors, executive officers and control persons is set forth under the sections captioned "Directors and Executive Officers", "Information as to Nominees and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Registrant's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 10 -- EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Registrant's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders.

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is incorporated by reference to the information appearing under the caption "Beneficial Ownership by Directors, Nominees and Officers" in the Registrant's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders.

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders.

ITEM 13 --EXHIBITS LIST AND REPORTS ON FORM 8-K

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

   3. Exhibits

      The following exhibits are incorporated by reference herein or annexed to this 10-KSB:

           3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3i to the company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997 and amended on September 9, 1997).

           3.2 By-Laws (Incorporated by reference to Exhibit 3ii to the company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997 and amended on September 9, 1997).

          10.1 Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997 and amended on September 9, 1997).

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

          11.1 Statement re: Computation of Earnings per share (Included at Note 11 to the 1999 Consolidated Financial Statements).

          21.1 Subsidiaries of the Registrant

          23.1 Consent of Auditors

          27.1 Financial Data Schedule

(b) Reports on Form 8-K

   None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PREMIER BANCORP, INC.

           SIGNATURE                                   TITLE                              DATE
           ---------                                   -----                              ----
                                         C>
By: /s/ JOHN C. SOFFRONOFF               President, Chief Executive Officer,              March 27, 2000
----------------------------------       (Principal Executive Officer), Director
        John C. Soffronoff


By: /s/ BRUCE E. SICKEL                  Chief Financial Officer, (Principal Financial    March 27, 2000
----------------------------------       Officer), Director
        Bruce E. Sickel


By: /s/ JOANNE M. CALIBEO                Controller (Principal Accounting Officer)        March 27, 2000
----------------------------------
        Joanne M. Calibeo

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                   TITLE                              DATE
           ---------                                   -----                              ----
By: /s/ JOHN C. SOFFRONOFF               President, Chief Executive Officer,              March 27, 2000
----------------------------------       (Principal Executive Officer), Director
        John C. Soffronoff

By: /s/ CLARK S. FRAME                   Chairman of the Board, Director                  March 27, 2000
----------------------------------
        Clark S. Frame

By: /s/ BRUCE E. SICKEL                  Chief Financial Officer, (Principal Financial    March 27, 2000
----------------------------------       Officer), Director
        Bruce E. Sickel

By: /s/ BARRY J. MILES                   Director                                         March 27, 2000
----------------------------------
        Barry J. Miles

By: /s/ DANIEL E. COHEN                  Director                                         March 27, 2000
----------------------------------
        Daniel E. Cohen

By: /s/ PETER A. COOPER                  Director                                         March 27, 2000
----------------------------------
        Peter A. Cooper

By: /s/ JOHN J. GINLEY                   Senior Lending Officer, Director                 March 27, 2000
----------------------------------
        John J. Ginley

By: /s/ DR. THOMAS E. MACKELL            Director                                         March 27, 2000
----------------------------------
        Dr. Thomas E. Mackell

           SIGNATURE                                   TITLE                              DATE
           ---------                                   -----                              ----
By: /s/ DR. DANIEL A. NESI               Director                                         March 27, 2000
----------------------------------
        Dr. Daniel A. Nesi


By: /s/ NEIL W. NORTON                   Director                                         March 27, 2000
----------------------------------
        Neil W. Norton


By: /s/ THOMAS M. O'MARA                 Director                                         March 27, 2000
----------------------------------
        Thomas M. O'Mara


By: /s/ MICHAEL J. PERRUCCI              Director                                         March 27, 2000
----------------------------------
        Michael J. Perrucci


By: /s/ BRIAN R. RICH                    Director                                         March 27, 2000
----------------------------------
        Brian R. Rich


By: /s/ EZIO U. ROSSI                    Director                                         March 27, 2000
----------------------------------
        Ezio U. Rossi


By: /s/ RICHARD F. RYON                  Director                                         March 27, 2000
----------------------------------
        Richard F. Ryon


By: /s/ GERALD SCHATZ                    Director                                         March 27, 2000
----------------------------------
        Gerald Schatz


By: /s/ IRVING N. STEIN                  Director                                         March 27, 2000
----------------------------------
        Irving N. Stein


By: /s/ THOMAS P. STITT                  Director                                         March 27, 2000
----------------------------------
        Thomas P. Stitt


By: /s/ HELENBETH GAROFALO VILCEK        Director                                         March 27, 2000
----------------------------------
        HelenBeth Garofalo Vilcek

By: /s/ JOHN A. ZEBROWSKI                Director                                         March 27, 2000
----------------------------------
         John A. Zebrowski

                             CORPORATE INFORMATION

     Annual Meeting

     The Annual Meeting of Shareholders of Premier Bancorp, Inc. will be held at The Doylestown Country Club, Green Street, Doylestown, PA on May 11, 2000, at 9:00 a.m.

     Transfer Agent

     Registrar and Transfer Company
     311 Cox Street
     Roselle, NJ 07203
     (908) 241-9880

     Form 10-KSB

     A copy of Premier Bancorp Inc.'s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, is available, without charge to shareholders, by writing John C. Soffronoff, President and Chief Executive Officer, Premier Bancorp, Inc., 379 North Main Street, Doylestown, Pennsylvania, 18901-0818. The Annual Report and other Company reports are filed electronically through the SEC's Electronic Data Gathering, Analysis, and Retrieval System ("EDGAR") which performs automated collection, validation, indexing, acceptance, and forwarding of submissions to the Securities and Exchange Commission and is accessible by the public using the Internet at http://www.sec.gov./edgarhp.htm.

     Directors of Premier Bancorp, Inc. and Premier Bank

     Mario Andretti*                                 Brian R. Rich
     Daniel E. Cohen                                 Ezio U. Rossi
     Peter A. Cooper                                 Richard F. Ryon
     Clark S. Frame, Chairman                        Gerald Schatz
     David C. Frame*                                 Bruce E. Sickel
     John J. Ginley                                  John C. Soffronoff
     Thomas E. Mackell                               Irving N. Stein
     Barry J. Miles, Sr., Vice Chairman              Thomas P. Stitt
     Daniel A. Nesi                                  HelenBeth Garofalo Vilcek
     Neil W. Norton                                  John A. Zebrowski
     Thomas M. O'Mara
     Michael J. Perrucci

------------------
*Director Emeritus

     Officers of Premier Bancorp, Inc.

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

     Officers of Premier Bank
     Brenda M. Amey, Branch Manager -- Bethlehem
     John W. Barrett, Vice President and Loan Officer -- Colmar
     Warren Beideman, Vice President and Loan Officer -- Southampton Anthony J. Betz, Vice President and Loan Officer -- Easton
     Joanne M. Calibeo, Controller
     Nancy L. Crisafulli, Branch Manager -- Easton
     Frances D'Andrea, Internet Banking Manager
     James P. DeBow, Vice President and Loan Officer -- Southampton
     Rose M. DeLaurentis, Vice President and Loan Officer -- Southampton Stephen D. Gilligan, Vice President and Financial Services Manager Edward A. Grosik, Vice President and Loan Officer -- Floral Vale Suzanne Hartshorne, Vice President and Loan Officer -- Doylestown Cheryol S. Hoser, Vice President and Loan Officer -- Colmar
     Dolores J. Kleppinger, Operations Controller
     Mark A. Mann, Vice President and Loan Officer -- Floral Vale
     James A. Miller, Vice President and Loan Officer -- Floral Vale Karen D. Moffat, Vice President and Branch Manager -- Doylestown Christopher A. Nardo, Branch Manager -- Floral Vale
     Stephen A. Patterson, Vice President and Loan Officer -- Easton Michele A. Pedersen, Vice President and Loan Officer -- Doylestown Timothy J. Shanahan, Branch Manager -- Montgomeryville
     Lawrence P. Small, Network Manager
     Dale O. Smith, Vice President and Branch Manager -- Southampton William M. Wells, Vice President and Loan Officer -- Southampton

     Office Locations

     Main Office                                     Floral Vale Office
     379 North Main Street                           101 Floral Vale Boulevard
     Doylestown, PA 18901                            Yardley, PA 19067
     (215) 345-5100                                  (215) 579-6100
     Karen D. Moffat, Branch Manager                 Christopher A. Nardo, Branch Manager
     David Beamer, Assistant Branch Manager          Michele A. Thompson, Assistant Branch Manager

     Bethlehem Office                                Colmar Loan Office
     1401 Easton Avenue                              2303 North Broad Street, Unit 3
     Bethlehem, PA 18018                             Colmar, PA 18915
     (610) 814-0919                                  (215) 822-4055
     Brenda M. Amey, Branch Manager

     Easton Office                                   Southampton Loan Office
     2201 Northampton Street                         283 Second Street Pike
     Easton, PA 18042                                Suite 130
     (610) 258-5100                                  Southampton, PA 18966
     Nancy L. Crisafulli, Branch Manager             (215) 953-2822
     Deborah A. Thom, Assistant Branch Manager

     Southampton Office
     Southampton Shopping Center
     516 Second Street Pike
     Southampton, PA 18966
     (215) 322-5400
     Dale O. Smith, Branch Manager
     Elaine A. Lydon, Assistant Branch Manager