Form 10QSB
period 2000-03-31
PREMIER BANCORP INC /PA/
filed 2000-05-11
CIK 1044651

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                         Commission file number: 1-15513

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,105,248 shares of $0.33 par value common stock issued and outstanding as of April 30, 2000.

           Transitional Small Business Disclosure format (check one):
Yes __   No   X
             ---

                         PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements

                              PREMIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                    March 31, 2000          December 31, 1999
                                                    --------------          -----------------
                                                    (Dollars in thousands, except share data)
Assets
Cash and due from banks                                $  5,906                 $  4,646
Federal funds sold                                       12,244                    3,436
Interest-bearing deposits                                   216                      409
                                                       --------                 --------
Cash and cash equivalents                                18,366                    8,491
Investment securities:
     Held to maturity (fair value $6,644
       in 2000 and $6,842 in 1999)                        6,799                    6,881
     Available for sale (amortized cost
       $103,636 in 2000 and $104,486 in 1999)            95,810                   97,076
Loans receivable (net of allowance for loan
  losses of $2,655 in 2000 and $2,511 in 1999)          204,567                  196,121
Accrued interest receivable                               2,664                    2,174
Premises and equipment                                    4,119                    3,807
Deferred taxes                                            3,484                    3,342
Other assets                                                800                      768
                                                       --------                 --------
Total assets                                           $336,609                 $318,660
                                                       ========                 ========

Liabilities, minority interest in
  subsidiaries and shareholders' equity
Deposits                                               $262,901                 $237,481
Borrowings                                               44,855                   52,537
Accrued interest payable                                  2,834                    2,364
Other liabilities                                         1,743                    2,131
Subordinated debt                                         1,500                    1,500
                                                       --------                 --------
Total liabilities                                       313,833                  296,013

Corporation-obligated mandatorily redeemable
     capital securities of subsidiary trust
     holding solely junior subordinated
     debentures of the Corporation                       10,000                   10,000

Shareholders' equity
Common stock- $0.33 par value; 30,000,000
     shares authorized; 3,078,914 shares
     issued and outstanding at March 31, 2000
     and December 31, 1999                                1,016                    1,016
Additional paid-in capital                               11,662                   11,662
Retained earnings                                         5,263                    4,860
Accumulated other comprehensive loss                     (5,165)                  (4,891)
                                                       --------                 --------
Total shareholders' equity                               12,776                   12,647
                                                       --------                 --------
Total liabilities minority interest in
  subsidiaries and shareholders' equity                $336,609                 $318,660
                                                       ========                 ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

For the three months ended March 31,                                   2000         1999
------------------------------------                                ----------   ----------
                                                                     (Dollars in thousands,
                                                                     except per share data)
Interest income:
   Loans                                                            $    4,343   $    3,185
   Federal funds sold and interest-bearing deposits                        127            7
   Investments:
      Taxable                                                            1,606        1,387
      Tax-exempt                                                           221          249
                                                                    ----------   ----------
Total interest income                                                    6,297        4,828

Interest expense:
   Deposits                                                              2,647        1,991
   Borrowings                                                              833          458
                                                                    ----------   ----------
Total interest expense                                                   3,480        2,449
                                                                    ----------   ----------
Net interest income                                                      2,817        2,379

Provision for loan losses                                                  150          167
                                                                    ----------   ----------
Net interest income after loan loss provision                            2,667        2,212

Non-interest income:
   Service charges and other fees                                           51           50
   Loss, net, on sale of investment securities available for sale         --            (47)
   Gain on sale of loans held for sale                                       7           40
                                                                    ----------   ----------
Total non-interest income                                                   58           43

Non-interest expense:
   Salaries and employee benefits                                        1,045          683
   Occupancy                                                               148          107
   Data processing                                                         231          161
   Professional services                                                   106           46
   Marketing                                                               161           66
   Minority interest in expense of subsidiaries                            218          212
   Other                                                                   305          221
                                                                    ----------   ----------
Total non-interest expense                                               2,214        1,496
                                                                    ----------   ----------
Income before income tax expense                                           511          759
Income tax expense                                                         108          188
                                                                    ----------   ----------
Net income                                                          $      403   $      571
                                                                    ==========   ==========
Earnings per share:
   Basic                                                            $     0.13   $     0.20
   Diluted                                                          $     0.12   $     0.18

Weighted average number of shares outstanding:
   Basic                                                             3,078,914    2,874,749
   Diluted                                                           3,447,761    3,200,144

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the three months ended March 31,                                         2000           1999
------------------------------------                                      --------       ---------
                                                                               (In thousands)
Operating activities:
      Net income                                                          $    403       $    571
      Adjustments to reconcile net income to cash provided
        by operating activities:
           Depreciation expense                                                108             79
           Provision for loan losses                                           150            167
           Amortization of premiums and discounts on
              investment securities held to maturity                             2              3
           Amortization of premiums and discounts on
              investment securities available for sale                          28             36
           Loss on sale of investment securities available for sale           --               47
           Gain on sale of loans held for sale                                  (7)           (40)
           Originations of loans held for sale                              (1,188)        (2,928)
           Proceeds from sale of loans held for sale                         1,195          4,466
           Increase in accrued interest receivable                            (490)          (299)
           Increase in other assets                                            (33)           (15)
           Increase in deferred loan fees                                       37             44
           Increase in accrued interest payable                                470            383
           Decrease in other liabilities                                      (388)          (375)
                                                                          --------       --------
Net cash provided by operating activities                                      287          2,139
                                                                          --------       --------

Investing activities:
      Proceeds from sale of investment securities available for sale          --            5,003
      Repayment of investment securities available for sale                    872          1,166
      Purchase of investment securities available for sale                     (50)       (16,506)
      Repayment of investment securities held to maturity                       80            152
      Net increase in loans receivable                                      (8,632)       (13,734)
      Purchases of premises and equipment                                     (420)        (1,707)
                                                                          --------       --------
Net cash used in investing activities                                       (8,150)       (25,626)
                                                                          --------       --------

Financing activities:
      Net increase in deposits                                              25,420         11,422
      Net increase in borrowings less than 90 days                           2,318         14,988
      Repayment of borrowings greater than 90 days                         (10,000)          --
      Proceeds from common stock offering                                     --            2,839
                                                                          --------       --------
Net cash provided by financing activities                                   17,738         29,249
                                                                          --------       --------

Increase in cash and cash equivalents                                        9,875          5,762

Cash and cash equivalents:
      Beginning of period                                                    8,491          4,900
                                                                          --------       --------
      End of period                                                       $ 18,366       $ 10,662
                                                                          ========       ========

Supplemental disclosures:
      Cash payments for:
           Interest expense                                               $  3,010       $  2,057
           Taxes                                                              --              250

Supplemental disclosure of noncash activities:
      Change in the estimated fair value of investment securities
        available for sale                                                    (416)          (487)
      Change in deferred tax asset related to investment securities
        available for sale                                                     142            166

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization

     Premier Bancorp, Inc. was incorporated under the laws of the Commonwealth of Pennsylvania on July 15, 1997. We reorganized as the one-bank holding company of Premier Bank on November 17, 1997. Premier Bancorp, Inc., through our subsidiary bank, Premier Bank, provides a full range of banking services to individual and corporate customers through our branch banking system located in Bucks and Northampton Counties in Pennsylvania, all of which we manage as one operating segment. Premier Bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia and the Federal Deposit Insurance Corporation. The bank competes with other financial institutions and other financial services companies with respect to services offered and customers. We are regulated by certain federal and state agencies and are periodically examined by them.

2.   Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements include the accounts of Premier Bancorp, Inc. and our wholly owned subsidiaries, Premier Bank and PBI Capital Trust. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year. These quarterly financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999.

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

4.   Stock Dividend

     On February 17, 2000, the company declared a 5% common stock dividend to shareholders of record as of February 29, 2000 that was paid on March 10, 2000. The number of shares and per share amounts have been restated to reflect this event as of the earliest date presented in this Form 10-QSB.

5.   Earnings Per Share

     Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Options to purchase 726,659 and 719,427 shares of common stock were outstanding at March 31, 2000 and 1999, respectively. Earnings per diluted common share include dilutive common stock equivalents as computed under the treasury stock method using average common stock prices. Options to purchase 38,333 shares of common stock were anti-dilutive and excluded from the calculation of earnings per diluted common share for the three months ended March 31, 2000.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Earnings Per Share (continued)

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.


                                                      For the three months ended March 31, 2000
                                                ------------------------------------------------------
                                                    (Dollars in thousands, except per share data)
                                                                                             Per share
                                                Net income             Shares                 Amount
                                                ----------           ---------               ---------
Basic earnings per share                          $ 403              3,078,914                 $ 0.13
Effect of dilutive stock options                     --                368,847                  (0.01)
                                                  -----              ---------                 ------
Earnings per diluted share                        $ 403              3,447,761                 $ 0.12
                                                  =====              =========                 ======


                                                      For the three months ended March 31, 1999
                                                ------------------------------------------------------
                                                    (Dollars in thousands, except per share data)
                                                                                             Per share
                                                Net income             Shares                 Amount
                                                ----------           ---------               ---------
Basic earnings per share                          $ 571              2,874,749                 $ 0.20
Effect of dilutive stock options                     --                325,395                  (0.02)
                                                  -----              ---------                 ------
Earnings per diluted share                        $ 571              3,200,144                 $ 0.18
                                                  =====              =========                 ======



6.   Comprehensive Income

     The following table displays net income and the components of other comprehensive income (loss) to arrive at total comprehensive income. For us, the only component of other comprehensive income (loss) is the change in the estimated fair value of investment securities available for sale.


For the three months ended March 31,                                                           2000               1999
------------------------------------                                                          -----              -----
                                                                                               (Dollars in thousands)
Net income                                                                                    $ 403              $ 571
Other comprehensive loss, net of tax:
  Unrealized losses on investment securities available for sale:
     Unrealized holding losses during the period                                               (274)              (353)
     Less:  Reclassification adjustment for losses included in net income                        --                 31
                                                                                              -----              -----
Other comprehensive loss, net of tax:                                                          (274)              (322)
                                                                                              -----              -----
Comprehensive income                                                                          $ 129              $ 249
                                                                                              =====              =====

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

     The bank's revenues are derived principally from interest on its loan and securities portfolios. The bank's primary sources of funds are deposits, repayments, prepayments and maturities of loans, repayments, prepayments and maturities of mortgage-backed and investment securities and borrowed funds. Currently, the bank has five full-service Pennsylvania banking offices:
Doylestown, Easton, Southampton, Floral Vale and Bethlehem. The Bethlehem branch opened on December 17, 1999. The bank plans to open its sixth branch in Montgomeryville, Pennsylvania in the third quarter of 2000. The bank also has two Pennsylvania loan production offices: Southampton and Colmar. The bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the bank.

     Our consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowed money. We also generate non-interest income such as service charges and other fees. Our non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing, data processing costs and other operating expenses. We are subject to losses from our loan portfolio if borrowers fail to meet their obligations. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

     Our year 2000 performance will be challenged by the growth in overhead expenses related to our franchise expansion into new markets and the increasing competition for deposits and loans in our current interest rate environment. Therefore, these items may impact our results of operations for 2000.

     The following is management's discussion and analysis of the significant changes in the results of operations for the three months ended March 31, 2000 as compared to the same period in 1999 and changes in financial condition from December 31, 1999 to March 31, 2000. Current performance may not be indicative of future performance. This discussion should be read in conjunction with the 1999 Annual Report on Form 10-KSB.

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

Management Strategy

     Our primary strategy is to increase loan and deposit market share in the communities we serve and to expand our branch network to new markets as deemed appropriate. We plan to accomplish this growth principally through pricing and marketing. The bank opened its fourth branch office in Lower Makefield Township, Bucks County, Pennsylvania (the Floral Vale branch) in February 1999 and its fifth branch in Bethlehem, Northampton County, Pennsylvania on December 17, 1999. The Bank plans to open its sixth branch in Montgomeryville, Pennsylvania in the third quarter of 2000.

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

     We believe that a strong capital position is fundamental in order to support the continued growth of the institution. Accordingly, management continues to analyze capital raising alternatives.

     The following table sets forth, for the periods indicated, certain average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).

         Average Balances, Rates and Interest Income and Expense Summary


For the three months ended March 31,                                2000                                  1999
------------------------------------                 ------------------------------------  ------------------------------------
                                                       Average                  Average      Average                  Average
                                                       Balance      Interest     Rate        Balance      Interest     Rate
                                                     ------------  ----------- ----------  -------------  ---------- ----------
Assets                                                                           (Dollars in thousands)
    Interest-bearing deposits                               $ 507         $ 7      5.55%          $ 285         $ 2      2.85%
    Federal funds sold                                      8,485         120      5.69%            430           5      4.72%
    Investment securities available for sale
       Taxable (1)                                         86,034       1,493      6.98%         76,997       1,298      6.84%
       Tax-exempt (1) (2)                                  17,860         335      7.54%         19,743         377      7.74%
    Investment securities held to maturity                  6,999         113      6.49%          5,661          89      6.38%
                                                     ------------- ----------- ----------  -------------  ---------- ----------
       Total investment securities                        110,893       1,941      7.04%        102,401       1,764      6.99%
    Loans, net of unearned income (3) (4)                 202,518       4,353      8.64%        146,535       3,196      8.85%
                                                     ------------- ----------- ----------  -------------  ---------- ----------
    Total earning assets                                  322,403       6,421      8.01%        249,651       4,967      8.07%
    Cash and due from banks                                 5,411                                 4,042
    Allowance for loan losses                              (2,577)                               (1,875)
    Other assets (5)                                        7,702                                 6,537
                                                     -------------                         -------------
Total assets                                             $332,939                              $258,355
                                                     =============                         =============
Liabilities, minority interest in subsidiaries
     and shareholders' equity
    Interest checking                                    $ 21,063         134      2.56%       $ 15,907         103      2.63%
    Money market deposit accounts                           1,030           6      2.34%          1,882          12      2.59%
    Savings accounts                                       52,303         453      3.48%         54,991         466      3.44%
    Time deposits                                         148,261       2,054      5.57%        106,251       1,410      5.38%
                                                     ------------- ----------- ----------  -------------  ---------- ----------
       Total interest-bearing deposits                    222,657       2,647      4.78%        179,031       1,991      4.51%
    Short-term borrowings                                  55,309         801      5.82%         19,513         231      4.80%
    Long-term borrowings                                       --          --         --         15,000         201      5.43%
                                                     ------------- ----------- ----------  -------------  ---------- ----------
      Total borrowings                                     55,309         801      5.82%         34,513         432      5.08%
    Subordinated debt                                       1,500          32      8.58%          1,500          26      7.03%
                                                     ------------- ----------- ----------  -------------  ---------- ----------
      Total interest-bearing liabilities                  279,466       3,480      5.01%        215,044       2,449      4.62%
    Non interest-bearing deposits                          21,205                                16,720
    Other liabilities                                       4,512                                 3,266
    Capital securities                                     10,000                                10,000
    Shareholders' equity (6)                               17,756                                13,325
                                                     -------------                         -------------
 Total liabilities, minority interest in
     subsidiaries and shareholders' equity               $332,939                              $258,355
                                                     =============                         =============

    Net interest income/rate spread                                    $2,941      3.00%                     $2,518      3.45%
                                                                   =========== ==========                 ========== ==========

    Net interest margin (7)                                                        3.67%                                 4.09%

     Average interest-earning assets as a percentage
     of average interest-bearing liabilities              115.36%                               116.09%



-------------

(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $79,000 and $1,059,000 on average for the three months ended March 31, 2000 and 1999, respectively.

(4) Includes tax-exempt loans of $1,128,000 and $1,258,000 on average for the three months ended March 31, 2000 and 1999, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investment securities available for sale.

(6) Excludes the SFAS 115 valuation allowance on investment securities available for sale, net of tax.

(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

Results of  Operations

     We reported net income of $403,000 or $.12 per diluted share for the three months ended March 31, 2000. This represents a decrease of $168,000 or 29% from the net income of $571,000 or $.18 per diluted share reported for the same period in 1999. Net income for the first quarter of 2000 was lower than the first quarter of 1999 primarily due to an increase in overhead expenses despite higher net interest income. Our overhead expenses increased $718,000 or 48% during the first quarter of 2000 compared to the first quarter of 1999. In connection with expanding our franchise we incurred expenses associated with a new branch office in Bethlehem and a new loan production office in Colmar. Both of these offices were opened during the fourth quarter of 1999. In addition, we began to record costs related to our sixth branch that is expected to open in Montgomeryville in the third quarter of 2000. The first quarter of 2000 also included one-time charges of $115,000, before tax, related to two separate discontinued internet banking initiatives, namely the elimination of a project to develop a stand alone internet bank and the discontinuance of a marketing program designed to generate deposits from communities outside our market area.

     Return on average assets and return on average shareholders' equity were .50% and 13.04%, respectively, for the three months ended March 31, 2000 compared to .90% and 18.06% for the same period in 1999. Return on average shareholders' equity, exclusive of the unrealized loss on investment securities available for sale was 9.13% for the three months ended March 31, 2000 compared to 17.38% for the same period in 1999.

Net interest income

     Net interest income is the most significant component of our operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment and by competition. During the past year, the bank has aggressively grown its loan portfolio. Much of this growth was funded by deposit generation. The bank continues to face strong competition for both loans and deposits. This competition has and continues to put pressure on our net interest margin.

     For the three months ended March 31, 2000, net interest income, on a tax-equivalent basis, was $423,000 higher than the same period in 1999. This increase was primarily a function of asset growth which was offset in part by a lower yield on average interest-earning assets, a higher rate on interest-bearing liabilities and a lower ratio of average interest-earning assets to average interest-bearing liabilities. Average interest-earning assets grew $72,752,000 or 29% from $249,651,000 at March 31, 1999 to $322,403,000 at
March 31, 2000. Average investment and average loan balances increased $8,492,000 and $55,983,000, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 116.09% at March 31, 1999 to 115.36% at March 31, 2000. During 1999 and continuing through the first quarter of 2000, overall interest rates moved higher. The average rate on interest-bearing liabilities increased 39 basis points from 4.62% at March 31, 1999 to 5.01% at March 31, 2000. During the first quarter of 2000 the bank raised $21,507,000 during a 23-month certificate of deposit promotion at 7%. The increase in the average rate on interest-bearing liabilities is mostly related to the aforementioned certificate of deposit promotion and the repricing of short-term borrowings and variable rate subordinated debt. The net interest margin decreased 42 basis points from 4.09% at March 31, 1999 to 3.67% at March 31, 2000. The net interest rate spread decreased 45 basis points from 3.45% at March 31, 1999 to 3.00% at March 31, 2000.

     During the first quarter of 1999, we used proceeds from our capital securities issued in August 1998 to fund part of our asset growth. This had a positive impact on the ratio of average interest-earning assets to average interest-bearing liabilities ratio and net interest margin for the quarter ended March 31, 1999. During the first quarter of 2000, most of our asset growth was dependent on the growth in interest-bearing deposits.

Non-interest income

     Non-interest income consists primarily of service charges on deposits and gains (losses) on the sale of investment securities available for sale and loans held for sale. We continue to use an outside company to originate and sell residential mortgages on our behalf.

     Total non-interest income was $58,000 for the three months ended March 31, 2000 as compared to $43,000 for the same period in 1999. During the first quarter of 1999 we recorded $47,000 in net losses on the sale of investment securities available for sale while there were no security sales during the first quarter of 2000. Gains on the sale of loans held for sale were $33,000 higher for the first quarter of 1999 compared to the first quarter of 2000. The level of gains or losses on investment sales is primarily dependent upon the volume of transactions, the types of securities sold, timing and the interest rate environment among other factors.

Non-interest expense

     For the three months ended March 31, 2000, non-interest expenses were $2,214,000 or $718,000 higher than the $1,496,000 recorded during the same period in 1999. Overhead expenses increased due to the continued growth of our franchise, namely the opening of our Bethlehem branch and Colmar loan production office in the fourth quarter of 1999. In addition we also began to incur expenses related to our sixth branch which is expected to open in Montgomeryville in the third quarter of 2000. The first quarter of 2000 also included one-time charges of $115,000 before tax, related to two separate discontinued internet banking initiatives.

     Salaries and benefits were $362,000 higher in 2000, an increase of 53%, as compared to 1999. This increase is principally due to an increase in the number of employees and salary adjustments. The number of full-time equivalent employees grew from 54 at March 31, 1999 to 69 at March 31, 2000. Data processing costs increased $70,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes and new services. Professional services were $60,000 higher due to the outsourcing of our internal audit and loan review functions as well as approximately $20,000 in expenses related to a discontinued internet project to develop a stand alone internet bank apart from Premier Bank. Marketing expenses were $95,000 higher in 2000 and included approximately $22,000 in expenses related to a discontinued internet advertising program designed to generate deposits from communities outside of our market area. Other expenses consist primarily of furniture and equipment expense, employee travel, meals and entertainment, stationery, supplies, postage and Board of Director fees. The $84,000 increase in other expenses is principally attributed to the growth of the institution and the accrual of cash compensation for members of the Board of Directors. In prior years, Board members did not receive cash as compensation for services. We expect overhead expenses to continue to trend higher in 2000 as we continue to grow and expand our branch network.


Provision for loan losses

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that management deems adequate to provide for known and inherent losses. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, and the composition of loan types within the portfolio. Net charge-offs were $6,000 and $13,000 for the three months ended March 31, 2000 and March 31, 1999, respectively. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, charge-off and non-performing trends may not be indicative of future performance.

     The provision for loan losses was $150,000 and $167,000 for the three months ended March 31, 2000 and March 31, 1999, respectively. The provision for loan losses was lower during the first quarter of 2000 due to a smaller amount of loan growth in 2000 as compared to the first quarter of 1999. The loan loss allowance as a percentage of total loans was 1.28% at March 31, 2000 and 1.27% at March 31, 1999.

Income tax expense

     We recorded a $108,000 or 21.1% tax provision for the three months ended March 31, 2000 compared to $188,000 or 24.8% for the same period in 1999. The effective tax rate for the three months ended March 31, 2000 was lower than the comparable period in 1999 due principally to a higher ratio of tax-exempt interest relative to total taxable income.

Financial Condition

     Consolidated assets grew $17,949,000 or 5.6% during the three months ended March 31, 2000. Federal funds sold and total loans grew $8,808,000 and $8,627,000, respectively. Asset growth was primarily funded by a $25,420,000 increase in deposits. Most of this deposit growth was due to the promotion of a 23-month certificate of deposit product that totaled $21,507,000 at March 31, 2000. Borrowings decreased by $7,682,000 from $52,537,000 at December 31, 1999 to $44,855,000 at March 31, 2000. Shareholders' equity increased by $129,000 from $12,647,000 at December 31, 1999 to $12,776,000 at March 31, 2000. This
increase was attributable to $403,000 in earnings that were offset in part by $274,000 in unrealized losses, net of tax, on investment securities available for sale.

Investment securities

     Investment securities are classified at the time of purchase by one of three purposes: trading, available for sale (AFS) or held to maturity (HTM). To date, we have not purchased any securities for trading purposes. We usually classify securities, in particular mortgage-backed securities and corporate bonds, as AFS to provide us the flexibility to sell certain securities and adjust our balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. The carrying values for AFS and HTM securities were $95,810,000 and $6,799,000, respectively, as of March 31, 2000. Total investments decreased by $1,348,000 from $103,957,000 at December 31, 1999 to $102,609,000 at March 31, 2000.

     The estimated fair value of our investment securities available for sale declined $416,000 from an unrealized loss of $7,410,000 at December 31, 1999 to an unrealized loss of $7,826,000 at March 31, 2000. The estimated fair value of fixed rate securities moved lower during the first quarter of 2000 principally due to higher interest rates. At March 31, 2000, the majority of the unrealized loss on investment securities available for sale related to our municipal and corporate bond portfolios. At this time we plan to hold these investment positions realizing it may be some time before market conditions improve. Available for sale securities are recorded at fair value on the balance sheet with an adjustment to equity, net of tax, and presented in the caption "Accumulated other comprehensive income (loss)".

                              Investment Portfolio

                                                                      March 31, 2000
                                           -------------------------------------------------------------
                                                  Held to Maturity                Available for Sale
                                           ---------------------------       ---------------------------
                                             Amortized       Estimated       Amortized        Estimated
                                               Cost         Fair Value          Cost          Fair Value
                                           -----------      ----------       ---------        ----------
                                                             (Dollars in thousands)
U.S. government agency obligations         $  4,998         $  4,861         $  5,000         $  4,987
Mortgage-backed securities                    1,301            1,283           49,131           46,465
State and municipal securities                 --               --             17,859           15,554
Equity securities                              --               --              1,933            1,933
Corporate bonds                                --               --             29,598           26,756
Other debt securities                           500              500              115              115
                                           --------         --------         --------         --------
Total                                      $  6,799         $  6,644         $103,636         $ 95,810
                                           ========         ========         ========         ========


                                                                    December 31, 1999
                                           -------------------------------------------------------------
                                                  Held to Maturity                Available for Sale
                                           ---------------------------       ---------------------------
                                             Amortized       Estimated       Amortized        Estimated
                                               Cost         Fair Value          Cost          Fair Value
                                           -----------      ----------       ---------        ----------
                                                             (Dollars in thousands)
U.S. government agency obligations         $  4,997         $  4,976         $  5,000         $  4,998
Mortgage-backed securities                    1,384            1,366           50,010           47,250
State and municipal securities                 --               --             17,860           15,802
Equity securities                              --               --              1,883            1,883
Corporate bonds                                --               --             29,618           27,028
Other debt securities                           500              500              115              115
                                           --------         --------         --------         --------
Total                                      $  6,881         $  6,842         $104,486         $ 97,076
                                           ========         ========         ========         ========




Loans

     Gross loans increased $8,627,000 from $199,224,000 at December 31, 1999 to $207,851,000 at March 31, 2000. The majority of the loan portfolio is collateralized, at least in part, by real estate in the greater Lehigh and Delaware Valleys of Pennsylvania. Real estate values are typically subject to risks associated with the general economy.

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

     Our commercial lending activity is focused on small businesses and professionals within the local community.

                                 Loan Portfolio

                                         March 31, 2000    % of Total       December 31, 1999   % of Total
                                         --------------    ----------       -----------------   ----------
                                                                (Dollars in thousands)
Real estate-farmland                       $     240           0.11%            $      --             --
Real estate-construction                       4,253           2.05%                3,850           1.93%
Real estate-residential                       23,077          11.10%               30,330          15.22%
Real estate-multifamily                       12,628           6.07%                9,738           4.89%
Real estate-commercial                       138,819          66.79%              127,885          64.19%
Commercial                                    26,929          12.96%               25,260          12.69%
Consumer                                       1,905           0.92%                2,161           1.08%
                                           ---------         -------            ---------         -------
Total loans                                  207,851         100.00%              199,224         100.00%
                                                             =======                              =======
Less:
    Unearned income                              629                                  592
    Allowance for loan losses                  2,655                                2,511
                                           ---------                            ---------
Total loans, net                           $ 204,567                            $ 196,121
                                           =========                            =========



Allowance for loan losses

     We maintain an allowance for loan losses and charge losses to this allowance when such losses are considered probable. The allowance for loan losses is maintained at a level that management considers adequate to provide for known and inherent losses in the loan portfolio. Management's evaluation includes such factors as current economic conditions, actual loss experience and the current risk profile of the loan portfolio. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, delinquency and other factors previously described. Borrowers' risk ratings are determined by loan officers at the inception of each loan and are subject to ongoing analysis and update by an independent loan reviewer. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Since the bank is less than nine years old with a limited history for loan losses, management also uses peer group analysis to gauge the overall reasonableness of its loan loss allowance. While the allowance is determined and calculated based on specific loans or loan categories, the total allowance is considered available for losses in the entire loan portfolio. Changes in economic conditions and the financial condition of borrowers can occur quickly and, as a result, impact our estimates.

     Regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment and information available to them at the time of examination.

     At March 31, 2000, the allowance for loan losses totaled $2,655,000, representing 1.28% of outstanding loans receivable as compared to 1.26% and 1.27% at December 31, 1999 and March 31, 1999, respectively.

     The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, current charge-off and non-performing asset trends may not be indicative of future performance.

                            Allowance for Loan Losses

                                           For the three            For the          For the three
                                            months ended          year ended         months ended
                                           March 31, 2000      December 31, 1999    March 31, 1999
                                           --------------      -----------------    --------------
                                                           (Dollars in thousands)
Balance at beginning of period                $   2,511           $   1,805           $   1,805

Charge-offs
   Real estate-residential                            6                --                  --
   Commercial                                      --                     2                   2
   Consumer                                        --                    11                  11
                                              ---------           ---------           ---------
Total charge-offs                                     6                  13                  13
Recoveries                                         --                  --                  --
                                              ---------           ---------           ---------
Net charge-offs                                       6                  13                  13
Provision for loan losses                           150                 719                 167
                                              ---------           ---------           ---------
Balance at end of period                      $   2,655           $   2,511           $   1,959
                                              =========           =========           =========
Total gross loans:
Average                                       $ 203,166           $ 168,363           $ 147,083
End of period                                 $ 207,851           $ 199,224           $ 154,068

Ratios:
Net charge-offs to:
   Average loans                                   --                  0.01%               0.01%
   Loans at end of period                          --                  0.01%               0.01%
   Allowance for loan losses                       0.23%               0.52%               0.66%
   Provision for loan losses                       4.00%               1.81%               7.78%

Allowance for loan losses to:
   Total gross loans at end of period              1.28%               1.26%               1.27%
   Non-performing loans                              (1)                 (1)             130.95%


----------------

(1) Ratio is not meaningful since the allowance for loan losses exceeds 2,600X and 10X the amount of non-performing loans at March 31, 2000 and December 31, 1999, respectively.

Non-performing assets

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned.

                              Non-Performing Assets

                                                                March 31, 2000  December 31, 1999
                                                                --------------  -----------------
                                                                     (Dollars in thousands)
Loans past due 90 days or more and accruing
   Real estate-residential                                           $ --               $ 55
   Commercial                                                           1                  1
                                                                     ----               ----
     Total loans past due 90 days or more and accruing                  1                 56

Loans accounted for on a non-accrual basis
   Real estate-residential                                            --                 136
                                                                     ----               ----
     Total non-accrual loans                                          --                 136
                                                                     ----               ----
       Total non-performing assets                                   $  1               $192
                                                                     ====               ====

Ratio of non-performing loans to total loans                          --                0.10%

Ratio of non-performing assets to total assets                        --                0.06%


     Total loans past due 90 days and accruing decreased $55,000 from $56,000 at December 31, 1999 to $1,000 at March 31, 2000 due to the repayment of one loan secured by residential property.

     We had no non-accrual loans at March 31, 2000 compared to $136,000 at December 31, 1999. The decrease relates to the repayment of one loan secured by residential property in February 2000.

Premises and equipment

     Premises and equipment increased $312,000 from $3,807,000 at December 31, 1999 to $4,119,000 at March 31, 2000. The increase relates primarily to the purchase of property adjacent to our Bethlehem branch for a parking lot and the purchase of additional furniture and equipment to support our growth.

Deferred taxes

     The $142,000 increase in deferred taxes from $3,342,000 at December 31, 1999 to $3,484,000 at March 31, 2000 relates to the change in the estimated fair value of investment securities available for sale.

Deposits

     Premier Bank, a traditional community-based bank, is largely dependent upon its base of competitively priced core deposits to provide a stable funding source. The bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and a stable and experienced staff. During the three months ended March 31, 2000 total deposits grew $25,420,000 or 10.7% to $262,901,000. Core deposits, which exclude time deposits greater than $100,000 grew $28,433,000 or 14.1% during the three months ended March 31, 2000 to $229,670,000. Most of our deposit growth occurred in time deposits. During the first quarter of 2000 the bank aggressively promoted its 23-month certificate of deposit. This product accounted for $21,507,000 of our total time deposits at March 31, 2000. Total time deposits at March 31, 2000 were $163,654,000 or 62.3% of total deposits, of which $51,368,000 mature after one year. Depending on market conditions, management generally prices its time deposits to extend maturities beyond one year.

     The growth of mutual funds over the past decade have made it increasingly difficult for community-based financial institutions like Premier Bank to attract deposits as many consumers in search of higher returns have shifted their investment dollars into the stock market and away from traditional bank deposit products.

     We expect to continue to grow our deposits through promotions, business development programs, maturation of existing branches and branch expansion. We opened our fifth branch in Bethlehem, Pennsylvania in December 1999. We expect to open our sixth branch in Montgomeryville, Pennsylvania in the third quarter of 2000.

                        Deposits by Major Classification

                                               March 31, 2000                        December 31, 1999
                                     ---------------------------------        -------------------------------
                                     Weighted                                 Weighted
                                     Average                                  Average
                                     Interest                   % of          Interest              % of
                                       Rate        Amount       Total           Rate     Amount     Total
                                     --------     --------     -------        ---------  -------   -------
                                                              (Dollars in thousands)
Interest checking                      2.57%      $ 21,969       8.37%          2.56%   $ 21,249     8.95%
Money market                           2.57%         1,149       0.43%          2.55%      1,000     0.42%
Savings                                3.51%        53,669      20.41%          3.41%     51,224    21.57%
Time                                   5.76%       163,654      62.25%          5.46%    144,532    60.86%
                                       -----      --------     -------          -----   --------   -------
Total interest bearing deposits        4.95%       240,441      91.46%          4.68%    218,005    91.80%
Non-interest bearing deposits            --         22,460       8.54%            --      19,476     8.20%
                                       -----      --------     -------          -----   --------   -------
Total deposits                         4.53%      $262,901     100.00%          4.30%   $237,481   100.00%
                                       =====      ========     =======          =====   ========   =======

Borrowings

Borrowings decreased $7,682,000 from $52,537,000 at December 31, 1999 to $44,855,000 at March 31, 2000.

At March 31, 2000 borrowings consisted of securities sold under agreement to repurchase as follows:

o $18,000,000 from the Federal Home Loan Bank maturing within 30 days;

o $14,493,000 from an investment bank maturing within 60 days;

o $12,362,000 from customers maturing overnight.

At December 31, 1999 borrowings consisted of securities sold under agreement to repurchase as follows:

o $27,500,000 from the Federal Home Loan Bank maturing within 90 days;

o $18,734,000 from investment banks maturing within 60 days;

o $6,303,000 from customers maturing overnight.

     The weighted average interest rate on borrowings was 5.76% and 5.80% at March 31, 2000 and December 31, 1999, respectively.

     All borrowings from the FHLB are secured by a blanket lien against all of the bank's assets. In addition, the FHLB requires that borrowers who exceed 50% of their maximum borrowing capacity deliver certain securities to them as collateral. As of March 31, 2000 the bank delivered $32,367,000 in investments as collateral to the FHLB under this policy. Repurchase agreements with investment banks were secured by $15,387,000 in investment securities at March 31, 2000. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. The company controls the securities pledged as collateral for customer repurchase agreements.


Other liabilities

     Other liabilities decreased $388,000 from $2,131,000 at December 31, 1999 to $1,743,000 at March 31, 2000. This decrease relates principally to the timing difference between the accrual and payment of normal recurring operating expense and the expense associated with our capital securities.

Capital Adequacy

     At March 31, 2000, we believe that the company is in compliance with all applicable regulatory requirements to be classified as "well capitalized" pursuant to FDIC regulations. We plan to remain well capitalized and manage the bank accordingly.

     The tables below depict our capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by FDIC regulations. At March 31, 2000, we exceeded all regulatory requirements and are classified as "well capitalized".

                               Capital Components

                                                     March 31, 2000    December 31, 1999
                                                     --------------    -----------------
                                                           (Dollars in thousands)
Tier I
Shareholders' equity                                    $ 12,776           $ 12,647
Allowable portion of minority interest in equity
   of subsidiaries                                         5,981              5,846
Net unrealized security losses                             5,165              4,891
                                                        --------           --------
Total Tier I Capital                                    $ 23,922           $ 23,384
                                                        ========           ========

Tier II
Allowable portion of minority interest in equity
   of subsidiaries                                      $  4,019           $  4,154
Allowable portion of the allowance for loan losses         2,655              2,511
Allowable portion of subordinated debt                     1,500              1,500
                                                        --------           --------
Total Tier II Capital                                   $  8,174           $  8,165
                                                        ========           ========

Total Capital                                           $ 32,096           $ 31,549

Risk-weighted assets                                     252,547            241,357


                                 Capital Ratios


                                                                                                  "Adequately"         "Well"
                                                                                                  Capitalized       Capitalized
                                                       March 31, 2000      December 31, 1999         Ratios            Ratios
                                                       --------------      -----------------      ------------      -----------
Total risk-based capital/risk-weighted assets               12.71%               13.07%              8.00%            10.00%
Tier I capital/risk-weighted assets                          9.47%                9.69%              4.00%             6.00%
Tier I capital/average assets (leverage ratio)               7.30%                7.33%              4.00%             5.00%



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

     For the three months ended March 31, 2000, operating and financing activities provided cash and cash equivalents of $287,000 and $17,738,000, respectively, while investing activities used $8,150,000. The cash provided by financing activities resulted primarily from an increase in deposits. The $25,420,000 increase in deposits was mostly due to the promotion of 23-month certificates of deposit. This cash was primarily used for loan originations and the repayment of borrowings. For the three months ended March 31, 2000 loans grew $8,632,000 while investments decreased $902,000, exclusive of the change in unrealized losses on securities available for sale.

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

     The bank monitors it liquidity position on a daily basis. The bank uses overnight federal funds and interest-bearing deposits in other banks to absorb daily excess liquidity. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Federal funds are sold or purchased through a correspondent bank, which diversifies the holdings to an approved group of commercial banks throughout the country. If the bank requires funds beyond its ability to generate them internally, additional sources of funds are available through use of one of the following: $4,000,000 unsecured federal funds line of credit with its correspondent bank, the bank's $35,474,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh or the bank's $28,344,000 secured line of credit with the Federal Reserve Bank of Philadelphia. The bank could also sell or borrow against certain investment securities. At March 31, 2000, the bank had $18,000,000 in borrowings outstanding at the Federal Home Loan Bank and $14,493,000 in reverse repurchase agreements with investment banks.

Recent Accounting Pronouncements

Derivative instruments and hedging activities

     In June 1998 the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133 is required for all fiscal quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted. We have not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity. However, we currently have no derivatives covered by the Statement and conduct no hedging activities.

Year 2000 Issues

   We have experienced no material disruption in the operation of our business as a result of the transition from 1999 to 2000. No future costs are anticipated with respect to Year 2000 compliance. The bank continues to monitor its information technology and non-information technology systems, as well as its vendors, and suppliers to ensure continued Year 2000 compliance. Although we will take all practical measures to prevent future problems related with the Year 2000 issue, such problems and failures may occur which could seriously affect the bank's operation. Because of the unprecedented nature of such problems, the extent of the effect on the bank's operations, if any, cannot be determined.

   In total, we spent approximately $72,000 in external costs on this program through March 31, 2000 and do not expect to incur any significant additional costs related to Year 2000 compliance. While there can be no assurance that no legal claims will arise due to perceived or real Year 2000 issues, the company does not expect a material impact on its liquidity, financial position or results of operations caused by internal Year 2000 issues or by possible claims asserted by third parties.

    We funded the costs related to our Year 2000 plan through cash flows from operations.

                          PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

     At March 31, 2000, there were no material legal proceedings pending against the company.

Item 2 -- Changes in Securities and Use of Proceeds

     None.

Item 3 -- Defaults Upon Senior Securities

     None.

Item 4 -- Submission of Matters to a Vote of Security Holders

     None.

Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

(a) The following exhibits are incorporated by reference herein or attached to this Form 10-QSB:

      3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3i to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22,1997 and as amended on September 9, 1997).

      3.2 By-Laws (Incorporated by reference to Exhibit 3ii to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22,1997 and as amended on September 9, 1997).

     10.1 Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22,1997 and as amended on September 9, 1997).

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

     11.1 Statement re: Computation of per share earnings (Included at Note 5 of this Form 10-QSB).

     27.1     Financial Data Schedule (Exhibit 27.1).

     27.2     Restated Financial Data Schedule (Exhibit 27.2).

(b) Form 8-K filed with the SEC on January 10, 2000 reported that, effective December 30, 1999, Premier Bancorp, Inc.'s common stock began trading on the American Stock Exchange under the trading symbol "PPA." A press release and letter to shareholders concerning the same were filed as exhibits to this current report.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Premier Bancorp, Inc.



Date                               Signature
----                               ---------

May 10, 2000                       /s/ John C. Soffronoff
                                   ----------------------
                                   John C. Soffronoff
                                   President, Chief Executive Officer, Director
                                   (Principal Executive Officer)

May 10, 2000                       /s/ Bruce E. Sickel
                                   -------------------
                                   Bruce E. Sickel
                                   Chief Financial Officer, Director
                                   (Principal Financial Officer)


                                Index of Exhibits

                                                                                                         Page
                                                                                                         ----
3.1      Articles of Incorporation (Incorporated by reference to Exhibit 3i to the                         *
         Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22,1997 and as amended on September 9, 1997).

3.2      By-Laws (Incorporated by reference to Exhibit 3ii to the Company's Registration                   *
          Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange
         Commission on August 22,1997 and as amended on September 9, 1997).

10.1     Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to                     *
         Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4
         filed with the Securities and Exchange Commission on August 22,1997 and as
         amended on September 9, 1997).

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

11.1     Statement re: Computation of per share earnings (Included at Note 5  of this Form 10-QSB).        5

27.1     Financial Data Schedule (Exhibit 27.1).                                                          32

27.2     Restated Financial Data Schedule (Exhibit 27.2)                                                  33



*   Incorporated by reference.

                                   Exhibit 3.1

Articles of Incorporation (Incorporated by reference to Exhibit 3i to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22, 1997 and as amended on September 9, 1997).

                                   Exhibit 3.2

By-Laws (Incorporated by reference to Exhibit 3ii to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22,1997 and as amended on September 9, 1997).

                                  Exhibit 10.1

Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to
Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22,1997 and as amended on September 9, 1997).

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

                                  Exhibit 11.1


       Statement re: Computation of per share earnings (Included at Note 5 of this Form 10-QSB).