Form 10QSB
period 2000-06-30
PREMIER BANCORP INC /PA/
filed 2000-08-14
CIK 1044651

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from .............. to ..............

                         Commission file number: 1-15513

                              PREMIER BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Pennsylvania                                   23-2921058
 ------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                  379 North Main Street, Doylestown, PA 18901
                  -------------------------------------------
                    (Address of principal executive offices)

                                 (215) 345-5100
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                                       N/A
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                                       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,105,248 shares of $0.33 par value common stock issued and outstanding as of July 31, 2000.

         Transitional Small Business Disclosure format (check one):
Yes     No   X
   ---      ---

                         PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements


                              PREMIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                       June 30, 2000   December 31, 1999
                                                       -------------   -----------------
                                                 (Dollars in thousands, except share data)
Assets
Cash and due from banks                                  $   9,415       $   4,646
Federal funds sold                                           7,166           3,436
Interest-bearing deposits                                      703             409
                                                         ---------       ---------
     Cash and cash equivalents                              17,284           8,491
Investment securities:
     Held to maturity (fair value $6,306
         in 2000 and $6,842 in 1999)                         6,675           6,881
     Available for sale (amortized cost
         $102,375 in 2000 and $104,486 in 1999)             94,648          97,076
Loans receivable (net of allowance for loan losses
     of $2,780 in 2000 and $2,511 in 1999)                 211,453         196,121
Accrued interest receivable                                  2,279           2,174
Premises and equipment                                       4,134           3,807
Deferred taxes                                               3,450           3,342
Other assets                                                   705             768
                                                         ---------       ---------
Total assets                                             $ 340,628       $ 318,660
                                                         =========       =========

Liabilities, minority interest in subsidiary and
     shareholders' equity
Deposits                                                 $ 269,645       $ 237,481
Borrowings                                                  40,301          52,537
Accrued interest payable                                     3,564           2,364
Other liabilities                                            2,034           2,131
Subordinated debt                                            1,500           1,500
                                                         ---------       ---------
Total liabilities                                          317,044         296,013

Corporation-obligated mandatorily redeemable
     capital securities of subsidiary trust holding
     solely junior subordinated debentures of the
     Corporation                                            10,000          10,000

Shareholders' equity
Common stock- $0.33 par value; 30,000,000 shares
     authorized; issued and outstanding 3,105,248
     at June 30, 2000 and 3,078,914 at
     December 31, 1999                                       1,025           1,016
Additional paid-in capital                                  11,792          11,662
Retained earnings                                            5,867           4,860
Accumulated other comprehensive loss                        (5,100)         (4,891)
                                                         ---------       ---------
Total shareholders' equity                                  13,584          12,647
                                                         ---------       ---------
Total liabilities minority interest in subsidiary
     and shareholders' equity                            $ 340,628       $ 318,660
                                                         ---------       ---------

The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             For the three months ended                For the six months ended
                                                          ---------------------------------        ---------------------------------
                                                          June 30, 2000       June 30, 1999        June 30, 2000       June 30, 1999
                                                          -------------       -------------        -------------       -------------
                                                                         (Dollars in thousands, except per share data)
Interest income:
   Loans                                                   $     4,623         $     3,416          $     8,966         $     6,610
   Federal funds sold and interest-bearing deposits                 89                  31                  216                  38
   Investments:
      Taxable                                                    1,592               1,562                3,198               2,940
      Tax-exempt                                                   221                 251                  442                 500
                                                           -----------         -----------          -----------         -----------
Total interest income                                            6,525               5,260               12,822              10,088

Interest expense:
   Deposits                                                      3,055               2,139                5,702               4,130
   Borrowings                                                      599                 582                1,432               1,040
                                                           -----------         -----------          -----------         -----------
Total interest expense                                           3,654               2,721                7,134               5,170
                                                           -----------         -----------          -----------         -----------

Net interest income                                              2,871               2,539                5,688               4,918
Provision for loan losses                                          125                 185                  275                 352
                                                           -----------         -----------          -----------         -----------
Net interest income after loan loss provision                    2,746               2,354                5,413               4,566

Non-interest income:
   Service charges and other fees                                   66                  46                  117                  96
   Loss, net, on sale of investment
     securities available for sale                                  --                 (11)                  --                 (58)
   Gain on sale of loans held for sale                              10                  20                   17                  60
                                                           -----------         -----------          -----------         -----------
Total non-interest income                                           76                  55                  134                  98

Non-interest expense:
   Salaries and employee benefits                                  879                 691                1,924               1,374
   Occupancy                                                       143                 101                  291                 208
   Data processing                                                 187                 158                  418                 319
   Professional services                                            98                  53                  204                  99
   Marketing                                                        89                  68                  250                 134
   Minority interest in expense of subsidiary                      218                 218                  436                 430
   Other                                                           392                 262                  697                 483
                                                           -----------         -----------          -----------         -----------
Total non-interest expense                                       2,006               1,551                4,220               3,047
                                                           -----------         -----------          -----------         -----------

Income before income tax                                           816                 858                1,327               1,617
Income tax expense                                                 212                 198                  320                 386
                                                           -----------         -----------          -----------         -----------
Net income                                                 $       604         $       660          $     1,007         $     1,231
                                                           ===========         ===========          ===========         ===========

Earnings per share:
   Basic                                                   $      0.19         $      0.22          $      0.33         $      0.42
   Diluted                                                 $      0.18         $      0.20          $      0.29         $      0.37

Weighted average number of shares outstanding:
   Basic                                                     3,100,328           3,059,298            3,089,621           2,967,533
   Diluted                                                   3,424,441           3,379,923            3,435,729           3,290,543

The accompanying notes are an integral part of the consolidated financial statements.

                             PREMIER BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


For the six months ended June 30,                                              2000           1999
---------------------------------                                            --------       --------
                                                                                  (In thousands)
Operating activities:
      Net income                                                             $  1,007       $  1,231
      Adjustments to reconcile net income to cash provided
        by operating activities:
           Depreciation expense                                                   213            168
           Provision for loan losses                                              275            352
           Write-off of capitalized costs related to branch expansion              68             --
           Amortization of premiums and discounts on
              investment securities held to maturity                                4              6
           Amortization of premiums and discounts on
              investment securities available for sale                             58             71
           Loss on sale of investment securities available for sale                --             58
           Gain on sale of loans held for sale                                    (17)           (60)
           Originations of loans held for sale                                 (2,469)        (5,881)
           Proceeds from sale of loans held for sale                            2,486          7,568
           Increase in accrued interest receivable                               (105)          (189)
           Decrease in other assets                                                62             44
           Increase in deferred loan fees                                          55             44
           Increase in accrued interest payable                                 1,200            985
           (Decrease) increase in other liabilities                               (34)         1,894
                                                                             --------       --------
Net cash provided by operating activities                                       2,803          6,291
                                                                             --------       --------

Investing activities:
      Proceeds from sale of investment securities available for sale               --         10,043
      Repayment of investment securities available for sale                     2,103          2,285
      Purchase of investment securities available for sale                        (50)       (30,524)
      Repayment of investment securities held to maturity                         202            355
      Purchase of investment securities held to maturity                           --         (1,999)
      Net increase in loans receivable                                        (15,661)       (26,831)
      Proceeds from the sale of other real estate owned                            --            200
      Purchases of premises and equipment                                        (608)        (1,869)
                                                                             --------       --------
Net cash used in investing activities                                         (14,014)       (48,340)
                                                                             --------       --------

Financing activities:
      Net increase in deposits                                                 32,164         25,722
      Net (decrease) increase in borrowings less than 90 days                  (2,236)        18,725
      Repayment of borrowings greater than 90 days                            (10,000)            --
      Proceeds from common stock offering                                          --          2,850
      Proceeds from exercised common stock options                                 76             12
                                                                             --------       --------
Net cash provided by financing activities                                      20,004         47,309
                                                                             --------       --------

Increase in cash and cash equivalents                                           8,793          5,260

Cash and cash equivalents:
      Beginning of period                                                       8,491          4,900
                                                                             --------       --------
      End of period                                                          $ 17,284       $ 10,160
                                                                             ========       ========

Supplemental disclosures:
      Cash payments for:
           Interest expense                                                  $  5,934       $  4,185
           Taxes                                                                  190            475

Supplemental disclosure of noncash activities:
      Change in the estimated fair value of investment securities
        available for sale                                                       (317)        (3,310)
      Change in deferred tax asset related to investment securities
        available for sale                                                        108          1,124
      Change in taxes payable related to exercised common stock options           (63)           (24)

The accompanying notes are an integral part of the consolidated financial statements.
                                       4

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization

     Premier Bancorp, Inc. was incorporated under the laws of the Commonwealth of Pennsylvania on July 15, 1997. We reorganized as the one-bank holding company of Premier Bank on November 17, 1997. Premier Bancorp, Inc., through our subsidiary bank, Premier Bank, provides a wide range of financial services to individual and corporate customers through our branch banking system located in Bucks and Northampton Counties in Pennsylvania, all of which we manage as one operating segment. Premier Bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia and the Federal Deposit Insurance Corporation. The bank competes with other financial institutions and other financial services companies with respect to services offered and customers. We are regulated by certain federal agencies and are periodically examined by them.

2.   Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements include the accounts of Premier Bancorp, Inc. and our wholly-owned subsidiaries, Premier Bank and PBI Capital Trust. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year. These quarterly financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999.

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

5.   Earnings Per Share

     Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Options to purchase 700,325 and 709,452 shares of common stock were outstanding at June 30, 2000 and 1999, respectively. Earnings per diluted common share include dilutive common stock equivalents as computed under the treasury stock method using average common stock prices. Options to purchase 51,998 shares of common stock were anti-dilutive and

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Earnings Per Share (continued)

excluded from the calculation of earnings per diluted common share for the three and six months ended June 30, 2000.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.


                                                     For the three months ended June 30, 2000
                                                  ---------------------------------------------
                                                  (Dollars in thousands, except per share data)

                                                                                      Per share
                                                  Net income         Shares            Amount
                                                  ----------       ----------         ---------
Basic earnings per share                            $  604          3,100,328           $ 0.19
Effect of dilutive stock options                        --            324,113            (0.01)
                                                  ----------       ----------         --------
Earnings per diluted share                          $  604          3,424,441           $ 0.18
                                                  ==========       ==========         ========


                                                     For the three months ended June 30, 1999
                                                  ---------------------------------------------
                                                  (Dollars in thousands, except per share data)

                                                                                      Per share
                                                  Net income         Shares            Amount
                                                  ----------       ----------         ---------
Basic earnings per share                            $  660         3,059,298            $ 0.22
Effect of dilutive stock options                        --           320,625             (0.02)
                                                  ----------       ---------          --------
Earnings per diluted share                          $  660         3,379,923            $ 0.20
                                                  ==========       =========          ========


                                                     For the six months ended June 30, 2000
                                                  ---------------------------------------------
                                                  (Dollars in thousands, except per share data)

                                                                                      Per share
                                                  Net income         Shares            Amount
                                                  ----------       ----------         ---------
Basic earnings per share                            $1,007         3,089,621            $ 0.33
Effect of dilutive stock options                        --           346,108             (0.04)
                                                  ----------       ---------          --------
Earnings per diluted share                          $1,007         3,435,729            $ 0.29
                                                  ==========       =========          ========


                                                     For the six months ended June 30, 1999
                                                  ---------------------------------------------
                                                  (Dollars in thousands, except per share data)

                                                                                      Per share
                                                  Net income         Shares            Amount
                                                  ----------       ----------         ---------
Basic earnings per share                            $1,231         2,967,533            $ 0.42
Effect of dilutive stock options                        --           323,010             (0.05)
                                                  ----------       ---------          --------
Earnings per diluted share                          $1,231         3,290,543            $ 0.37
                                                  ==========       =========          ========

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Comprehensive Income (Loss)

     The following table displays net income and the components of other comprehensive income (loss) to arrive at total comprehensive income (loss). For us, the only component of other comprehensive income (loss) is the change in the estimated fair value of investment securities available for sale.


                                                                               For the three months         For the six months
                                                                                   ended June 30,              ended June 30,
                                                                              ---------------------       ---------------------
                                                                                2000          1999          2000          1999
                                                                              -------       -------       -------       -------
                                                                                           (Dollars in thousands)
Net income                                                                    $   604       $   660       $ 1,007       $ 1,231
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on investment securities available for sale:
     Unrealized holding gains (losses) during the period                           65        (1,871)         (209)       (2,224)
     Reclassification adjustment for losses included in net income                 --             7            --            38
                                                                              -------       -------       -------       -------
Other comprehensive income (loss)                                                  65        (1,864)         (209)       (2,186)
                                                                              -------       -------       -------       -------
Comprehensive income (loss)                                                   $   669       $(1,204)      $   798       $  (955)
                                                                              =======       =======       =======       =======

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

     Premier Bank was organized in 1990 as a Pennsylvania chartered commercial banking institution and began operations on April 24, 1992. The bank is a community-oriented financial services provider whose business primarily consists of attracting retail deposits from the general public and small businesses and originating commercial and consumer loans in its market area. The bank also invests in securities such as mortgage-backed securities, obligations of U.S. government agencies and government sponsored entities, corporate bonds and state and municipal bonds.

     The bank's revenues are derived principally from interest on its loan and securities portfolios. The bank's primary sources of funds are deposits, repayments, prepayments and maturities of loans, repayments, prepayments and maturities of mortgage-backed and investment securities and borrowed funds. Currently, the bank has five full-service Pennsylvania banking offices in Doylestown, Easton, Southampton, Floral Vale and Bethlehem, a limited service branch in the Heritage Towers Retirement Community in Doylestown and a loan production office in Colmar. The Bethlehem branch opened on December 17, 1999. The Heritage Towers branch opened on July 26, 2000. The bank plans to open its Montgomeryville and Bensalem branches in the third quarter of 2000. The bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the bank.

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

     Our performance in 2000 will be challenged by the growth in overhead expenses related to our franchise expansion into new markets and the increasing competition for deposits and loans in our current interest rate environment. Therefore, these items may negatively impact our results of operations for 2000.

     The following is management's discussion and analysis of the significant changes in the results of operations for the three and six months ended June 30, 2000 as compared to the same periods in 1999 and changes in financial condition from December 31, 1999 to June 30, 2000. Current performance may not be indicative of future performance. This discussion should be read in conjunction with our 1999 Annual Report on Form 10-KSB.

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

Management's Strategy

     Our primary strategy is to increase loan and deposit market shares in the communities we serve and to expand our branch network to new markets as appropriate. We plan to accomplish this growth principally through pricing and marketing. The bank opened its fourth branch office in Lower Makefield Township, Bucks County, Pennsylvania (the Floral Vale branch) in February 1999 and its fifth branch in Bethlehem, Northampton County, Pennsylvania on December 17, 1999. We opened a limited service branch in the Heritage Towers Retirement Community in Doylestown in July 2000. The bank plans to open two additional Pennsylvania offices in Montgomeryville and Bensalem in the third quarter of 2000.

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

        Average Balances, Rates and Interest Income and Expense Summary

For the three months ended June 30,                                    2000                                1999
-----------------------------------                     ---------------------------------     ----------------------------------
                                                         Average                  Average     Average                  Average
                                                         Balance     Interest       Rate      Balance     Interest       Rate
                                                        --------     --------     -------     -------     --------     ---------
                                                                                (Dollars in thousands)
Assets
    Interest-bearing deposits                           $    266      $    5       7.56%     $    433      $    6       5.56%
    Federal funds sold                                     5,294          84       6.38%        2,199          25       4.56%
    Investment securities available for sale
       Taxable (1)                                        84,996       1,480       7.00%       85,717       1,441       6.74%
       Tax-exempt (1)(2)                                  17,858         335       7.54%       20,096         381       7.60%
    Investment securities held to maturity                 6,864         112       6.56%        6,974         112       6.44%
                                                        --------      ------       ----      --------      ------       ----
       Total investment securities                       109,718       1,927       7.06%      112,787       1,934       6.88%
    Loans, net of unearned income (3)(4)                 212,476       4,634       8.77%      159,864       3,437       8.62%
                                                        --------      ------       ----      --------      ------       ----
    Total earning assets                                 327,754       6,650       8.16%      275,283       5,402       7.87%
    Cash and due from banks                                5,646                                4,445
    Allowance for loan losses                             (2,732)                              (2,039)
    Other assets (5)                                       8,014                                6,890
                                                        --------                             --------
Total assets                                            $338,682                             $284,579
                                                        ========                             ========
Liabilities, minority interest in subsidiary
    and shareholders' equity
    Interest checking                                   $ 22,222         139       2.52%     $ 17,514         114       2.61%
    Money market deposit accounts                          3,440          39       4.56%        1,569          10       2.56%
    Savings accounts                                      51,347         448       3.51%       55,648         476       3.43%
    Time deposits                                        167,149       2,429       5.84%      116,295       1,539       5.31%
                                                        --------      ------       ------------------      ------       ----
       Total interest-bearing deposits                   244,158       3,055       5.03%      191,026       2,139       4.49%
    Short-term borrowings                                 37,521         567       6.08%       28,827         354       4.93%
    Long-term borrowings                                      --          --         --        15,000         201       5.37%
                                                        --------      ------       ----      --------      ------       ----
       Total borrowings                                   37,521         567       6.08%       43,827         555       5.08%
    Subordinated debt                                      1,500          32       8.58%        1,500          27       7.22%
                                                        --------      ------       ----      --------      ------       ----
    Total interest-bearing liabilities                   283,179       3,654       5.19%      236,353       2,721       4.62%
    Non-interest-bearing deposits                         22,103                               18,303
    Other liabilities                                      5,158                                4,166
    Capital securities                                    10,000                               10,000
    Shareholders' equity (6)                              18,242                               15,757
                                                        --------                              -------
Total liabilities, minority interest in
   subsidiary and shareholders' equity                  $338,682                             $284,579
                                                        ========                             ========
    Net interest income / rate spread                                 $2,996       2.97%                   $2,681       3.25%
                                                                      ======     ======                    ======       ====

    Net interest margin (7)                                                        3.68%                                3.91%

     Average interest-earning assets as a percentage
     of average interest-bearing liabilities              115.74%                              116.47%

-------------
(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $888,000 on average for the three months ended June 30, 1999. We had no non-accrual loans for the three months ended June 30, 2000.

(4) Includes tax-exempt loans of $1,097,000 and $1,227,000 on average for the three months ended June 30, 2000 and 1999, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

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

         Average Balances, Rates and Interest Income and Expense Summary


For the six months ended June 30,                                    2000                                 1999
---------------------------------                      --------------------------------     ---------------------------------
                                                       Average                  Average      Average                  Average
                                                       Balance     Interest       Rate       Balance     Interest       Rate
                                                      --------     --------     -------     --------     --------     -------
Assets
    Interest-bearing deposits                         $    386      $    12      6.25%      $    359      $     8      4.49%
    Federal funds sold                                   6,890          204      5.95%         1,320           30      4.58%
    Investment securities available for sale
       Taxable (1)                                      85,476        2,973      6.99%        81,392        2,739      6.79%
       Tax-exempt (1)(2)                                17,859          670      7.54%        19,921          758      7.67%
    Investment securities held to maturity               6,970          225      6.49%         6,310          201      6.42%
                                                      --------      -------      ----       --------      -------      ------
       Total investment securities                     110,305        3,868      7.05%       107,623        3,698      6.93%
    Loans, net of unearned income (3)(4)               207,497        8,987      8.71%       153,237        6,633      8.73%
                                                      --------      -------      ----       --------      -------      ------
    Total earning assets                               325,078       13,071      8.09%       262,539       10,369      7.96%
    Cash and due from banks                              5,529                                 4,244
    Allowance for loan losses                           (2,654)                               (1,958)
    Other assets (5)                                     7,858                                 6,714
                                                      --------                              --------
Total assets                                          $335,811                              $271,539
                                                      ========                              ========
Liabilities, minority interest in subsidiary
    and shareholders' equity
    Interest checking                                 $ 21,643          273      2.54%      $ 16,715          217      2.62%
    Money market deposit accounts                        2,235           45      4.05%         1,724           22      2.57%
    Savings accounts                                    51,825          901      3.50%        55,321          942      3.43%
    Time deposits                                      157,705        4,483      5.72%       111,301        2,949      5.34%
                                                      --------      -------      ----       --------      -------      ----
       Total interest-bearing deposits                 233,408        5,702      4.91%       185,061        4,130      4.50%
    Short-term borrowings                               46,415        1,368      5.93%        24,196          585      4.88%
    Long-term borrowings                                    --           --        --         15,000          402      5.40%
                                                      --------      -------      ----       --------      -------      ----
       Total borrowings                                 46,415        1,368      5.93%        39,196          987      5.08%
    Subordinated debt                                    1,500           64      8.58%         1,500           53      7.13%
                                                      --------      -------      ----       --------      -------      ----
    Total interest-bearing liabilities                 281,323        7,134      5.10%       225,757        5,170      4.62%
    Non-interest-bearing deposits                       21,654                                17,516
    Other liabilities                                    4,835                                 3,719
    Capital securities                                  10,000                                10,000
    Shareholders' equity (6)                            17,999                                14,547
                                                      --------                              --------
Total liabilities, minority interest in
   subsidiary and shareholders' equity                $335,811                              $271,539
                                                      ========                              ========

    Net interest income / rate spread                               $ 5,937      2.99%                    $ 5,199      3.34%
                                                                    =======      ====                     =======      ====

    Net interest margin (7)                                                      3.67%                                 3.99%

     Average interest-earning assets as a percentage
     of average interest-bearing liabilities            115.55%                               116.29%

-------------
(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $39,000 and $973,000 on average for the six months ended June 30, 2000 and 1999, respectively.

(4) Includes tax-exempt loans of $1,112,000 and $1,243,000 on average for the six months ended June 30, 2000 and 1999, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investment securities available for sale.

(6) Excludes the SFAS 115 valuation allowance on investment securities available for sale, net of tax.

(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

Results of Operations

     For the three months ended June 30, 2000, we reported net income of $604,000 or $.18 per diluted share. This represents a decrease of $56,000 or 8% decrease from the net income of $660,000 or $.20 per diluted share reported for the same period in 1999. Net income for the second quarter of 2000 was lower than net income for the second quarter of 1999, primarily due to an increase in overhead expenses despite higher net interest income. Our overhead expenses increased $455,000 or 29% during the second quarter of 2000 compared to the same period in 1999. The increase in overhead expenses relates primarily to the expansion of our franchise. We opened our Bethlehem branch and a loan production office in Colmar during the fourth quarter of 1999. In addition, we began recording occupancy expenses related to our Montgomeryville office, which is expected to open in the third quarter of 2000. The second quarter of 2000 also included a one-time charge of $68,000 related to the write-off of improvements for a proposed branch site in Bensalem. The Bensalem branch was relocated to another site and is expected to open in the third quarter of 2000. Return on average assets and return on average shareholders' equity were .73% and 18.93%, respectively, for the three months ended June 30, 2000 compared to .93% and 18.10% for the same period in 1999. Return on average equity, exclusive of the unrealized loss on investment securities available for sale was 13.32% for the three months ended June 30, 2000 compared to 16.80% for the same period in 1999.

     For the six months ended June 30, 2000, we reported net income of $1,007,000 or $.29 per diluted share. This represents a decrease of $224,000 or 18% compared to net income of $1,231,000 or $.37 per diluted share reported for the same period in 1999. Net income for 2000 was lower than 1999 primarily due to an increase in overhead expenses related to the expansion of our franchise and non-recurring charges related to two discontinued internet banking initiatives and the write-off of improvements for a proposed branch site. Return on average assets and return on average shareholders' equity were .61% and 16.03%, respectively, for the six months ended June 30, 2000 compared to .92% and 18.08% for the same period in 1999. Return on average equity, exclusive of the unrealized loss on investment securities available for sale was 11.25% for the six months ended June 30, 2000 compared to 17.06% for the same period in 1999.

 Net interest income

     Net interest income is our most significant component of operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment and by competition.

     For the three months ended June 30, 2000, net interest income, on a tax-equivalent basis, was $315,000 higher than the same period in 1999. This increase was primarily a function of asset growth, which was offset in part by a lower net interest rate spread and a lower ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets grew $52,471,000 or 19% from $275,283,000 at June 30, 1999 to $327,754,000 at June 30, 2000.
Average loan balances increased by $52,612,000 while average investment balances decreased by $3,069,000. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 116.47% at June 30, 1999 to 115.74% at June 30, 2000. During 1999 and continuing through the second quarter of 2000, overall interest rates moved higher. During this period, our liabilities repriced faster than our assets narrowing our net interest rate spread and margin. Our net interest rate spread decreased 28 basis points from 3.25% at June 30, 1999 to 2.97% at June 30, 2000 as the increase in the average rate on interest-bearing liabilities more than offset the increase in the average yield of interest-earning assets. The 57 basis point increase in rate on average interest-bearing liabilities is primarily due to certificate of deposit promotions and repricing of short-term borrowings and subordinated debt. Our net interest margin decreased 23 basis points from 3.91% at June 30, 1999 to 3.68% at June 30, 2000.

     For the six months ended June 30, 2000, net interest income, on a tax-equivalent basis, was $738,000 higher than the same period in 1999. This increase was primarily a function of asset growth, which was offset in part by a lower net interest rate spread and a lower ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets grew $62,539,000 or 24% from $262,539,000 at June 30, 1999 to $325,078,000 at June 30, 2000.
Average investment and average loan balances increased $2,682,000 and $54,260,000, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 116.29% at June 30, 1999 to 115.55% at June 30, 2000. During 1999 and continuing through the second quarter of 2000, overall interest rates moved higher. During this period, our liabilities repriced faster than our assets narrowing our net interest rate spread and margin. Our net interest rate spread decreased 35 basis points from 3.34% at June 30, 1999 to 2.99% at June 30, 2000 as the increase in the average rate on interest-bearing liabilities more than offset the increase in the average yield on interest-earning assets. Our net interest margin decreased 32 basis points from 3.99% at June 30, 1999 to 3.67% at June 30, 2000.

Non-interest income

     Non-interest income consists primarily of service charges on deposits and gains (losses) on the sale of investment securities available for sale and loans held for sale.

     Total non-interest income was $76,000 for the three months ended June 30, 2000 compared to $55,000 for the same period in 1999. The increase is principally due to an increase in service charges on deposits. In addition, 1999 results include $11,000 in losses on the sale of investment securities available for sale while no gains or losses on investment sales were recorded in 2000. Gains on the sale of loans held for sale were $10,000 lower in 2000 as loan originations and sales slowed considerably due to higher interest rates.

     Total non-interest income was $134,000 for the six months ended June 30, 2000 compared to $98,000 for the same period in 1999. The increase is principally due to $58,000 in losses realized on the sale of investment securities available for sale during the six months ended June 30, 1999 compared to no gains or losses on investment sales in 2000. The level of gains or losses on investment sales is dependent upon the volume of transactions, the types of securities sold, timing and the interest rate environment. Service charges and other fees were $21,000 higher during the six months ended June 30, 2000 compared to the same period in 1999. Gains on the sale of loans held for sale were $43,000 lower in 2000 as loan originations and sales slowed considerably due to higher interest rates.

Non-interest expense

     Non-interest expense consists primarily of general overhead necessary for operations including employee compensation and benefits, data processing, occupancy and other expenses. Expenses related to the capital securities issued in August 1998 are also included in non-interest expense under the caption "Minority interest in expense of subsidiary". We expect overhead expenses to continue to trend higher in 2000 as we continue to grow and expand our branch network.

     For the three months ended June 30, 2000, non-interest expenses were $2,006,000, an increase of $455,000 or 29%, compared to the $1,551,000 recorded during the same period in 1999. Overhead continues to increase due to the growth of the institution, which includes the opening of our Bethlehem branch and Colmar loan production office in the fourth quarter of 1999. In addition, 2000 results include expenses related to our Montgomeryville office, which is expected to open in the third quarter of 2000. Salaries and benefits were $188,000 or 27% higher in 2000 compared to 1999. This increase is principally due to an increase in the number of employees and merit increases. The number of full-time equivalent employees grew from 55 at June 30, 1999 to 72 at June 30, 2000. Professional services, occupancy and data processing costs increased $45,000, $42,000 and $29,000, respectively. Other expenses, which consist primarily of furniture and equipment expense, employee travel, meals and entertainment, stationery, supplies, postage, and various administrative expenses, increased $130,000. This increase is primarily due to a one-time charge of $68,000 for the write-off of improvements related to a proposed branch in Bensalem, which has since been relocated, and the overall growth of the institution.

     For the six months ended June 30, 2000, non-interest expenses were $4,220,000, an increase of $1,173,000 or 39%, compared to the $3,047,000 recorded during the same period in 1999. Overhead expenses increased due to the continued growth of our franchise. In addition, 2000 results include one-time charges of $115,000 related to two separate discontinued internet banking initiatives and $68,000 for the write-off of improvements related to a proposed branch in Bensalem. This branch site was relocated and is expected to open in the third quarter of 2000. Salaries and benefits were $550,000 or 40% higher in 2000 compared to 1999. This increase is principally due to an increase in the number of employees and merit increases. Data processing costs increased $99,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes, and new services. Professional services were $105,000 higher due to the outsourcing of our internal audit and loan review function as well as approximately $20,000 in expenses related to discontinued internet banking initiatives. Marketing expenses were $116,000 higher in 2000 and included $32,000 related to a discontinued advertising program designed to generate deposits from communities outside of our market area. Other expenses increased $214,000 in 2000. This increase is principally due to the $68,000 in improvements to a proposed new branch location and the overall growth of the institution.

Provision for loan losses

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that management believes is adequate to provide for known and inherent losses. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, and the composition of loan types within the portfolio.

     The provision for loan losses decreased from $185,000 during the three months ended June 30,1999 to $125,000 during the same period in 2000. The provision for loan losses also decreased from $352,000 during the six months ended June 30, 1999 to $275,000 during the same period in 2000. The decrease is primarily due to a slower rate of loan growth in 2000 compared to 1999. Total loans grew 3% during the three months ended June 30, 2000 compared to 9% for the same period in 1999. During the six months ended June 30, 2000 total loans grew 8% compared to 19% for the same period in 1999. The ratio of the allowance for loan losses to total loans at June 30, 2000 and December 31, 1999 were 1.29% and 1.26%, respectively.

Income tax expense

     We recorded a $212,000 or 26.0% tax provision for the three months ended June 30, 2000 compared to $198,000 or 23.1% for the same period in 1999. We recorded a $320,000 or 24.1% tax provision for the six months ended June 30, 2000 compared to $386,000 or 23.9% for the same period in 1999. The effective tax rates for the three and six months ended June 30, 2000 were higher than the comparable periods in 1999 due principally to a lower level of tax-exempt income.

Financial Condition

     Consolidated assets grew $21,968,000 or 7% during the six months ended June 30, 2000. Cash balances, federal funds sold and total loans grew $4,769,000, $3,730,000 and $15,655,000, respectively. Asset growth was primarily funded by a $32,164,000 increase in deposits. Most of this deposit growth was due to the promotion of a 23-month certificate of deposit product that totaled $26,849,000 at June 30, 2000. The bank also promoted a new personal cash management money market account that totaled $5,666,000 at June 30, 2000. Borrowings decreased by $12,236,000 from $52,537,000 at December 31, 1999 to $40,301,000 at June 30,
2000. Shareholders' equity grew by $937,000 from $12,647,000 at December 31, 1999 to $13,584,000 at June 30, 2000. This increase was attributable to $1,007,000 in earnings and $139,000 from exercised stock options, which were offset, in part, by $209,000 in unrealized losses on investments available for sale.

Investment securities

     Investment securities are classified at the time of purchase by one of three purposes: trading, available for sale (AFS) or held to maturity (HTM). To date, we have not purchased any securities for trading purposes. We usually classify securities, in particular mortgage-backed securities and corporate bonds, as AFS to provide us the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. The carrying values for AFS and HTM securities were $94,648,000 and $6,675,000, respectively, as of June 30, 2000. Total investments decreased by $2,634,000 from $103,957,000 at December 31, 1999 to $101,323,000 at June 30, 2000.

     The estimated fair value of our investment securities available for sale declined $209,000 from an unrealized net loss of $4,891,000 at December 31, 1999 to an estimated unrealized net loss of $5,100,000 at June 30, 2000. The estimated fair value of fixed rate securities moved lower during the first half of 2000 due to higher interest rates. At June 30, 2000, the majority of the unrealized loss on investment securities available for sale relates to our fixed rate mortgaged-backed, municipal and corporate bond securities. At this time, we plan to hold these investments realizing that it may be some time before market conditions improve. Available for sale securities are recorded at fair value on the balance sheet with an adjustment to equity, net of tax, and presented in the caption "Accumulated other comprehensive loss".


                              Investment Portfolio

                                                                         June 30, 2000
                                                 ----------------------------------------------------------------
                                                      Held to Maturity                    Available for Sale
                                                 ---------------------------         ----------------------------
                                                 Amortized         Estimated         Amortized         Estimated
                                                   Cost           Fair Value            Cost           Fair Value
                                                 ---------        ----------         ---------         ----------
                                                                    (Dollars in thousands)
U.S. government agency obligations                $ 4,997           $ 4,649           $  5,000           $ 4,986
Mortgage-backed securities                          1,178             1,157             47,892            45,404
State and municipal securities                          -                 -             17,858            16,046
Equity securities                                       -                 -              1,933             1,933
Corporate bonds                                         -                 -             29,577            26,164
Other debt securities                                 500               500                115               115
                                                  -------           -------           --------           -------
Total                                             $ 6,675           $ 6,306           $102,375           $94,648
                                                  =======           =======           ========           =======


                                                                       December 31, 1999
                                                 -----------------------------------------------------------------
                                                      Held to Maturity                    Available for Sale
                                                 ---------------------------         -----------------------------
                                                 Amortized        Estimated          Amortized          Estimated
                                                   Cost           Fair Value            Cost            Fair Value
                                                ----------        ----------         ---------          ----------
                                                                    (Dollars in thousands)
U.S. government agency obligations                $ 4,997           $ 4,976           $  5,000           $ 4,998
Mortgage-backed securities                          1,384             1,366             50,010            47,250
State and municipal securities                          -                 -             17,860            15,802
Equity securities                                       -                 -              1,883             1,883
Corporate bonds                                         -                 -             29,618            27,028
Other debt securities                                 500               500                115               115
                                                  -------           -------           --------           -------
Total                                             $ 6,881           $ 6,842           $104,486           $97,076
                                                  =======           =======           ========           =======

Loans

     Gross loans increased $15,655,000 from $199,224,000 at December 31, 1999 to $214,879,000 at June 30, 2000. The majority of our loan portfolio is collateralized, at least in part, by real estate in the greater Lehigh and Delaware Valleys of Pennsylvania. Real estate values are typically subject to risks associated with the general economy, among other matters.

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

     Our commercial lending activity is generally focused on small businesses and professionals within our markets.


                                 Loan Portfolio

                                     June 30, 2000      % of Total      December 31, 1999    % of Total
                                    --------------      ----------      -----------------    ----------
                                                          (Dollars in thousands)
Real estate-farmland                    $    238           0.11%             $      -             -
Real estate-construction                   5,347           2.49%                3,850           1.93%
Real estate-residential                   23,002          10.71%               30,330          15.22%
Real estate-multi-family                  12,643           5.88%                9,738           4.89%
Real estate-commercial                   144,340          67.17%              127,885          64.19%
Commercial                                27,468          12.78%               25,260          12.69%
Consumer                                   1,841           0.86%                2,161           1.08%
                                        --------         ------              --------         ------
Total loans                             $214,879         100.00%             $199,224         100.00%
                                                         ======                               ======
Less:
    Unearned income                          646                                  592
    Allowance for loan losses              2,780                                2,511
                                        --------                             --------
Total loans, net                        $211,453                             $196,121
                                        ========                             ========

Allowance for loan losses

     We maintain an allowance for loan losses and charge losses to this allowance when such losses are considered probable. The allowance for loan losses is maintained at a level which management considers adequate to provide for known and inherent losses in the loan portfolio. Management's evaluation includes such factors as current economic conditions, actual loss experience and the current risk profile of the loan portfolio. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, delinquency and other factors previously described. Borrowers' risk ratings are determined by loan officers at the inception of each loan and are subject to ongoing analysis and update by loan officers and an independent loan reviewer. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Since the bank is less than ten years old with a limited history for loan losses, management also uses peer group analysis to gauge the overall reasonableness of our loan loss reserves. While the allowance is determined and calculated based on specific loans or loan categories, the total allowance is considered available for losses in the entire loan portfolio. Changes in economic conditions and the financial condition of borrowers can occur quickly and, as a result, impact management's estimates.

     During the second quarter of 2000, we changed the scoring system used to calculate loan loss reserves on commercial loans. This change placed more reliance on borrower risk ratings, which have been subject to an independent review over the past year. As a result, the specific loan loss reserves allocated to individual commercial loans were lowered creating an unallocated reserve. The change in our loan loss reserve calculation is reflected in the following table for all periods presented.




                       Allowance for Loan Loss Allocation

                                                June 30, 2000          December 31, 1999         June 30, 1999
                                             Amount      Percent      Amount     Percent       Amount     Percent
                                            -------      -------     -------     ------       -------     -------
                                                                   (Dollars in thousands)
Balance at end of period
   applicable to:
Real estate-farmland                            $ 2        0.07%     $    --          --      $    --          --
Real estate-construction                         38        1.37%          28       1.11%           10       0.47%
Real estate-residential                         275        9.89%         366      14.58%          267      12.45%
Real estate-multi-family                         68        2.45%          86       3.42%          118       5.50%
Real estate-commercial                        1,287       46.29%       1,124      44.76%          970      45.24%
Commercial                                      673       24.21%         427      17.01%          274      12.78%
Consumer                                         14        0.50%          14       0.56%           13       0.61%
Unallocated                                     423       15.22%         466      18.56%          492      22.95%
                                            -------      ------      -------     ------       -------     ------
Total                                       $ 2,780      100.00%     $ 2,511     100.00%      $ 2,144     100.00%
                                            =======      ======      =======     ======       =======     ======



     Regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment about information available to them at the time of examination.

     At June 30, 2000, the allowance for loan losses totaled $2,780,000, representing 1.29% of outstanding loans receivable compared to 1.26% and 1.28% at December 31, 1999 and June 30, 1999, respectively.

     The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated. The loan portfolio is relatively immature given recent growth rates and the age of the institution. Therefore, current charge-off and non-performing asset trends may not be indicative of future performance.

                            Allowance for Loan Losses

                                                  For the six             For the             For the six
                                                  months ended          year ended           months ended
                                                 June 30, 2000        December 31, 1999      June 30, 1999
                                                 -------------        -----------------      -------------
                                                                   (Dollars in thousands)
Balance at beginning of period                   $   2,511              $   1,805              $   1,805

Charge-offs
   Real estate-residential                               6                   --                     --
   Commercial                                         --                        2                      2
   Consumer                                           --                       11                     11
                                                 ---------              ---------              ---------
Total charge-offs                                        6                     13                     13

Recoveries                                            --                     --                     --
                                                 ---------              ---------              ---------
Net charge-offs                                          6                     13                     13
Provision for loan losses                              275                    719                    352
                                                 ---------              ---------              ---------
Balance at end of period                         $   2,780              $   2,511              $   2,144
                                                 =========              =========              =========

Total gross loans:
Average                                          $ 208,169              $ 168,363              $ 159,864
End of period                                    $ 214,879              $ 199,224              $ 167,166

Ratios:
Net charge-offs to:
   Average loans                                      --                     0.01%                  0.01%
   Loans at end of period                             --                     0.01%                  0.01%
   Allowance for loan losses                          0.22%                  0.52%                  0.61%
   Provision for loan losses                          2.18%                  1.81%                  3.69%

Allowance for loan losses to:
   Total gross loans at end of period                 1.29%                  1.26%                  1.28%
   Non-performing loans                                 (1)                    (1)                210.82%


---------------

(1) Ratio is not meaningful since the allowance for loan losses exceeds the amount of non-performing assets at June 30, 2000 and December 31, 1999 by more than ten times.

Non-performing assets

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned.

                              Non-Performing Assets

                                                          June 30,  December 31,
                                                            2000       1999
                                                          --------  ------------
                                                          (Dollars in thousands)
Loans past due 90 days or more and accruing
   Real estate-residential                                  $--       $ 55
   Commercial                                                 1          1
                                                            ---       ----
     Total loans past due 90 days or more and accruing        1         56

Loans accounted for on a non-accrual basis
   Real estate-residential                                   --        136
                                                            ---       ----
     Total non-accrual loans                                 --        136
                                                            ---       ----
       Total non-perfoming assets                           $ 1       $192
                                                            ===       ====

Ratio of non-performing loans to total loans                ---        .10%

Ratio of non-performing assets to total assets              ---        .06%


     Total loans past due 90 days and accruing decreased $55,000 from $56,000 at December 31, 1999 to $1,000 at June 30, 2000 due to the repayment of one loan secured by residential property.

     We had no non-accrual loans at June 30, 2000 compared to $136,000 at December 31, 1999. The decrease relates to the repayment of one loan secured by residential property in February 2000.

Premises and equipment

     Premises and equipment increased $327,000 from $3,807,000 at December 31, 1999 to $4,134,000 at June 30, 2000. The increase relates primarily to the purchase of property adjacent to our Bethlehem branch for a parking lot and the purchase of additional furniture and equipment to support our growth.

Deferred taxes

     The $108,000 increase in deferred taxes from $3,342,000 at December 31, 1999 to $3,450,000 at June 30, 2000 relates to the change in the estimated fair market value of investment securities available for sale.

Deposits

     Premier Bank, a traditional community-based bank, is largely dependent upon its base of competitively priced core deposits to provide a stable funding source. The bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and a stable and experienced staff. During the six months ended June 30, 2000 total deposits grew $32,164,000 or 14% to $269,645,000. Core deposits, which exclude time deposits greater than $100,000 grew $29,607,000 or 15% during the six months ended June 30, 2000 to $230,844,000. Most of this growth occurred in time deposits due to the promotion of a 23-month certificate of deposit product. This product accounted for $26,849,000 of our total time deposits at June 30, 2000. Total time deposits at June 30, 2000 were $168,540,000 or 63% of total deposits, of which $54,225,000 mature after one year. Depending on market conditions, management generally prices its time deposits to extend maturities beyond one year.

     The growth of mutual funds and other non-bank investment options over the past decade has made it increasingly difficult for community-based financial institutions like Premier Bank to attract deposits as many consumers in search of higher returns have shifted their investment dollars into the stock market and away from traditional bank deposit products.

     We expect to continue to grow our deposits through promotions, business development programs, maturation of existing branches and branch expansion. We opened our Bethlehem branch in December 1999 and our Heritage Towers limited service branch in July 2000. We expect to open two additional branches in the third quarter of 2000.

                        Deposits by Major Classification


                                            June 30, 2000                   December 31, 1999
                                 -------------------------------     -------------------------------
                                 Weighted                            Weighted
                                 Average                             Average
                                 Interest                   % of     Interest                  % of
                                   Rate        Amount      Total       Rate       Amount      Total
                                 --------     --------     ------     --------    ------     -------
                                                             (Dollars in thousands)
Interest checking                  2.52%      $ 20,605       7.65%      2.56%    $ 21,249      8.95%
Money market                       4.97%         6,673       2.46%      2.55%       1,000      0.42%
Savings                            3.51%        49,363      18.31%      3.41%      51,224     21.57%
Time                               5.95%       168,540      62.50%      5.46%     144,532     60.86%
                                   ----       --------      -----       ----     --------    -------
Total interest bearing deposits    5.14%       245,181      90.93%      4.68%     218,005     91.80%
                                   ====                                 ====
Non-interest bearing deposits                   24,464       9.07%                 19,476      8.20%
                                              --------      -----                --------    ------
Total deposits                     4.68%      $269,645     100.00%      4.30%    $237,481    100.00%
                                   ====       ========     ======       ====     ========    ======

Borrowings

     Borrowings decreased $12,236,000 from $52,537,000 at December 31, 1999 to $40,301,000 at June 30, 2000.

     At June 30, 2000 borrowings consisted of securities sold under agreement to repurchase as follows:

     o    $10,000,000 from the Federal Home Loan Bank maturing within 30 days;
     o    $14,081,000 from an investment bank maturing within 60 days;
     o    $16,220,000 from customers maturing overnight.

     At December 31, 1999 borrowings consisted of securities sold under agreement to repurchase as follows:

     o    $27,500,000 from the Federal Home Loan Bank maturing within 90 days;
     o    $18,734,000 from investment banks maturing within 60 days;
     o    $ 6,303,000 from customers maturing overnight.

     All borrowings from the FHLB are secured by a blanket lien against all of the bank's assets. Repurchase agreements with investment banks were secured by $15,054,000 in investment securities at June 30, 2000. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. The bank controls the securities pledged as collateral for customer repurchase agreements.

Capital Adequacy

     At June 30, 2000, we believe that we are in compliance with all applicable regulatory requirements to be classified as "well" capitalized pursuant to FDIC regulations. We plan to remain well capitalized and to manage the bank accordingly.

     The tables below depict our capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by FDIC regulations. At June 30, 2000, we exceeded all regulatory requirements and are classified as "well" capitalized.


                               Capital Components

                                                       June 30, 2000     December 31, 1999
                                                       -------------     -----------------
                                                             (Dollars in thousands)
Tier I
Shareholders' equity                                      $ 13,584           $ 12,647
Allowable portion of minority interest in equity
   of subsidiaries                                           6,230              5,846
Net unrealized security losses                               5,100              4,891
                                                          --------           --------
Total Tier I Capital                                      $ 24,914           $ 23,384
                                                          ========           ========

Tier II
Allowable portion of minority interest in equity
   of subsidiaries                                        $  3,770           $  4,154
Allowable portion of the allowance for loan losses           2,780              2,511
Allowable portion of subordinated debt                       1,500              1,500
                                                          --------           --------
Total Tier II Capital                                     $  8,050           $  8,165
                                                          ========           ========

Total Capital                                             $ 32,964           $ 31,549

Risk-weighted assets                                      $258,646           $241,357


                                 Capital Ratios

                                                                                             "Adequately"        "Well"
                                                                                             Capitalized      Capitalized
                                                     June 30, 2000     December 31, 1999        Ratios           Ratios
                                                     -------------     -----------------     ------------     -----------
Total risk-based capital/risk-weighted assets            12.74%              13.07%              8.00%           10.00%
Tier I capital/risk-weighted assets                       9.63%               9.69%              4.00%            6.00%
Tier I capital/average assets (leverage ratio)            7.48%               7.33%              4.00%            5.00%

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

     For the six months ended June 30, 2000, operating and financing activities provided cash and cash equivalents of $2,803,000 and $20,004,000, respectively, while investing activities used $14,014,000. The cash provided by financing activities resulted primarily from a $32,164,000 increase in deposits. This increase in deposits was mostly due to the promotion of 23-month certificates of deposit. This cash was primarily used for loan originations and the repayment of borrowings. For the six months ended June 30, 2000, loans grew $15,661,000 while borrowings decreased $12,236,000. Investments decreased $2,255,000, exclusive of the change in unrealized losses on securities available for sale.

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

     The bank monitors its liquidity position on a daily basis. The bank uses overnight federal funds and interest-bearing deposits in other banks to absorb daily excess liquidity. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. If the bank requires funds beyond its ability to generate them internally, additional sources of funds are available through use of one of the following: $4,000,000 unsecured federal funds line of credit with its correspondent bank; $34,600,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh; or the bank's $33,182,000 secured line of credit with the Federal Reserve Bank of Philadelphia. The bank could also sell or borrow against certain investment securities. At June 30, 2000, the bank had $10,000,000 in borrowings outstanding at the Federal Home Loan Bank and $14,081,000 in reverse repurchase agreements with investment banks.

Recent Accounting Pronouncements

Derivative instruments and hedging activities

     In June 1998 the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which has subsequently been amended. This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133, as amended, is required for all fiscal quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted. We have not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity. However, we currently have no derivatives covered by the Statement and conduct no hedging activities.

                           PART II - OTHER INFORMATION

Item 1 -- Legal Proceedings

     At June 30, 2000, there were no material legal proceedings pending against the company.

Item 2 -- Changes in Securities and Use of Proceeds

     None.

Item 3 -- Defaults Upon Senior Securities

     None.

Item 4 -- Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on May 11, 2000 for the purpose of electing five Class 2 directors for a term of three years (John J. Ginley, Dr. Thomas E. Mackell, Neil W. Norton, Irving N. Stein and HelenBeth Garofalo Vilcek).

     All nominees for Class 2 director were elected by shareholders as follows:

                                               For                  Against                     Abstain
                                            ---------               -------                     -------
     John J. Ginley                         2,149,481                  -                            87
     Dr. Thomas E. Mackell                  2,146,331                  -                         3,237
     Neil W. Norton                         2,143,502                  -                         6,066
     Irving N. Stein                        2,145,281                  -                         4,287
     HelenBeth Garofalo Vilcek              2,144,651                  -                         4,917


Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K

(a) The following exhibits are incorporated by reference herein or attached to this Form 10-QSB:

     3(i)     Articles of Incorporation. (Incorporated by reference to Exhibit 3i to the Company's Registration
              Statement No. 333-34243 on Form S-4 filed with the SEC on August 22,1997 and as amended on
              September 9, 1997).

     3(ii)    By-Laws. (Incorporated by reference to Exhibit 3ii to the Company's Registration Statement No.
              333-34243 on Form S-4 filed with the SEC on August 22,1997 and as amended on September 9, 1997).

     10.1     Premier Bank's 1995 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 99.6 to the
              Company's Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22,1997 and as amended on September 9, 1997).

     10.2     Change of Control Agreement between Premier Bank and John C. Soffronoff. (Incorporated by reference to
              Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 13,
              1998).

     10.3     Change of Control Agreement between Premier Bank and John J. Ginley. (Incorporated by reference to
              Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 13,
              1998).

     10.4     Change of Control Agreement between Premier Bank and Bruce E. Sickel. (Incorporated by reference to
              Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 13,
              1998).

     11.      Statement re: Computation of per share earnings. (Included at Note 5 of this Form 10-QSB).

     27.1     Financial Data Schedule.

     27.2     Restated Financial Data Schedule.


(b)  Reports on Form 8-K

     None.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                    Premier Bancorp, Inc.



Date                                Signature
----                                ---------

August 14, 2000                     /s/ John C. Soffronoff
                                    ----------------------
                                    John C. Soffronoff
                                    President, Chief Executive Officer, Director
                                    (Principal Executive Officer)

August 14, 2000                     /s/ Bruce E. Sickel
                                    -------------------
                                    Bruce E. Sickel
                                    Chief Financial Officer, Director
                                    (Principal Financial Officer)

                                Index of Exhibits

                                                                                                         Page
                                                                                                         ----
3(i)     Articles of Incorporation. (Incorporated by reference to Exhibit 3i to the                        *
         Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August 22,1997 and as amended on September 9, 1997).

3(ii)    By-Laws. (Incorporated by reference to Exhibit 3ii to the Company's Registration                  *
         Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange
         Commission on August 22,1997 and as amended on September 9, 1997).

10.1     Premier Bank's 1995 Incentive Stock Option Plan. (Incorporated by reference to                    *
         Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4
         filed with the Securities and Exchange Commission on August 22,1997 and as
         amended on September 9, 1997).

10.2     Change of Control Agreement between Premier Bank and John C. Soffronoff.                          *
         (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
         10-QSB filed with the Securities Exchange Commission on November 13, 1998).

10.3     Change of Control Agreement between Premier Bank and John  J. Ginley.                             *
         (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
         10-QSB filed with the Securities Exchange Commission on November 13, 1998).

10.4     Change of Control Agreement between Premier Bank and Bruce E. Sickel.                             *
         (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form
         10-QSB filed with the Securities Exchange Commission on November 13, 1998).

11       Statement re: Computation of per share earnings. (Included at Note 5 of this Form 10-QSB).        5

27.1     Financial Data Schedule.                                                                         34

27.2     Restated Financial Data Schedule.                                                                35

*   Incorporated by reference.