Form 10QSB
period 2000-09-30
PREMIER BANCORP INC /PA/
filed 2000-11-14
CIK 1044651

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000


           [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ...... TO ......

                       COMMISSION FILE NUMBER: 1-15513

                            PREMIER BANCORP, INC.
                            ---------------------
      (Exact name of small business issuer as specified in its charter)

                PENNSYLVANIA                       23-2921058
                ------------                       ----------
      (State or other jurisdiction of     (IRS Employer Identification No.)
       incorporation or organization)

                379 NORTH MAIN STREET, DOYLESTOWN, PA  18901
                --------------------------------------------
                  (Address of principal executive offices)

                               (215) 345-5100
                               --------------
              (Issuer's telephone number, including area code)

                                     N/A
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /__/


                   APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,105,248 shares of $0.33 par value common stock issued and outstanding as of October 31, 2000.

Transitional Small Business Disclosure format (check one):  Yes /__/ No /X/

                      PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                            PREMIER BANCORP, INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                       SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                       ------------------    -----------------
                                      (Dollars in thousands, except share data)
Assets
Cash and due from banks                   $  5,919              $  4,646
Federal funds sold                          17,181                 3,436
Interest-bearing deposits                      926                   409
                                          --------              --------
Cash and cash equivalents                   24,026                 8,491
Investment securities:
  Held to maturity (fair value
    $5,987 in 2000 and $6,842 in 1999)       6,283                 6,881
  Available for sale (amortized
    cost $101,033 in 2000 and
    $104,486 in 1999)                       93,965                97,076
Loans receivable (net of allowance
  for loan losses of $2,905 in 2000
  and $2,511 in 1999)                      223,666               196,121
Loans held for sale                            297                    --
Accrued interest receivable                  2,712                 2,174
Premises and equipment                       4,577                 3,807
Deferred taxes                               3,226                 3,342
Other assets                                   733                   768
                                          --------              --------
Total assets                              $359,485              $318,660
                                          ========              ========

Liabilities, minority interest in
  subsidiary and shareholders' equity
Deposits                                  $291,129              $237,481
Borrowings                                  36,670                52,537
Accrued interest payable                     4,115                 2,364
Other liabilities                            1,483                 2,131
Subordinated debt                            1,500                 1,500

Total liabilities                          334,897               296,013

Corporation-obligated mandatorily
  redeemable capital securities of
  subsidiary trust holding solely
  junior subordinated debentures
  of the Corporation                        10,000                10,000

Shareholders' equity
Common stock - $0.33 par value;
  30,000,000 shares authorized;
  issued and outstanding
  3,105,248 at September 30, 2000
  and 3,078,914 at December 31, 1999         1,025                 1,016
Additional paid-in capital                  11,792                11,662
Retained earnings                            6,436                 4,860
Accumulated other comprehensive loss        (4,665)               (4,891)
                                          --------              --------
Total shareholders' equity                  14,588                12,647
                                          --------              --------
Total liabilities, minority interest
  in subsidiary and shareholders' equity  $359,485              $318,660
                                          --------              --------

The accompanying notes are an integral part of the consolidated financial statements.

                                           PREMIER BANCORP, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                  For the three months ended               For the nine months ended
                            September 30, 2000    September 30, 1999  September 30, 2000  September 30, 1999
                            ------------------    ------------------  ------------------  ------------------
                                            (Dollars in thousands, except per share data)
Interest income:
   Loans                        $    4,887            $    3,767          $   13,853          $   10,377
   Federal funds sold and
     interest-bearing deposits         102                    33                 318                  71
   Investments:
      Taxable                        1,580                 1,704               4,778               4,644
      Tax-exempt                       221                   238                 663                 738
Total interest income                6,790                 5,742              19,612              15,830

Interest expense:
   Deposits                          3,335                 2,231               9,037               6,361
   Borrowings                          615                   753               2,047               1,793
                                ----------            ----------          ----------          ----------
Total interest expense               3,950                 2,984              11,084               8,154

Net interest income                  2,840                 2,758               8,528               7,676
Provision for loan losses              125                   199                 400                 551
Net interest income after
  loan loss provision                2,715                 2,559               8,128               7,125

Non-interest income:
   Service charges and other fees       88                    46                 205                 142
   Loss, net, on sale of
     investment securities available
     for sale                           --                   (42)                 --                (100)
   Gain on sale of loans
     held for sale                       1                    14                  18                  74
                                ----------            ----------          ----------          ----------
Total non-interest income               89                    18                 223                 116

Non-interest expense:
   Salaries and employee
     benefits                          991                   849               2,915               2,223
   Occupancy                           163                   105                 454                 313
   Data processing                     205                   157                 623                 476
   Professional services                69                    57                 273                 156
   Marketing                            66                    66                 316                 200
   Minority interest in
     expense of subsidiary             218                   218                 655                 648
   Other                               337                   269               1,033                 752
                                ----------            ----------          ----------          ----------
Total non-interest expense           2,049                 1,721               6,269               4,768
                                ----------            ----------          ----------          ----------

Income before income tax               755                   856               2,082               2,473
Income tax expense                     186                   211                 506                 597
                                ----------            ----------          ----------          ----------
Net income                      $      569            $      645          $    1,576          $    1,876
                                ==========            ==========          ==========          ==========

Earnings per share:
   Basic                        $     0.18            $     0.21          $     0.51          $     0.63
   Diluted                      $     0.17            $     0.19          $     0.46          $     0.56

Weighted average number of
  shares outstanding:
  Basic                          3,105,248             3,063,396           3,094,868           2,999,839
  Diluted                        3,333,965             3,381,163           3,401,846           3,321,101

The accompanying notes are an integral part of the consolidated financial statements.

                            PREMIER BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


FOR THE NINE MONTHS ENDED SEPTEMBER 30,                  2000         1999
                                                         ----         ----
                                                          (In thousands)
Operating activities:
  Net income                                           $  1,576     $  1,876
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation expense                                  327          258
      Provision for loan losses                             400          551
      Write-off of capitalized costs related to
        branch expansion                                     68           --
      Amortization of premiums and discounts on
        investment securities held to maturity                6            9
      Amortization of premiums and discounts on
        investment securities available for sale             87          104
      Loss on sale of investment securities
        available for sale                                   --          100
      Gain on sale of loans held for sale                   (18)         (74)
      Originations of loans held for sale                (3,670)      (8,342)
      Proceeds from sale of loans held for sale           3,388        9,780
      Increase in accrued interest receivable              (535)        (587)
      Decrease (increase) in other assets                    35          (11)
      Increase in deferred loan fees                        126          102
      Increase in accrued interest payable                1,861        1,229
      Decrease in other liabilities                        (695)        (677)
                                                       --------     --------
Net cash provided by operating activities                 2,956        4,318
                                                       --------     --------

Investing activities:
  Proceeds from sale of investment securities
    available for sale                                     --       12,373
  Repayment of investment securities available
    for sale                                            3,416        3,425
  Purchase of investment securities available
    for sale                                              (50)     (34,407)
  Repayment of investment securities held to
    maturity                                              592          497
  Purchase of investment securities held
    to maturity                                            --       (1,999)
  Net increase in loans receivable                    (28,071)     (44,207)
  Proceeds from sale of other real estate owned            --          200
  Purchases of premises and equipment                  (1,165)      (2,182)
                                                     --------     --------
Net cash used in investing activities                 (25,278)     (66,300)
                                                     --------     --------
Financing activities:
  Net increase in deposits                           $ 53,648     $ 28,029
  Net (decrease) increase in borrowings less
    than 90 days                                       (5,867)      21,981
  Increase in borrowings greater than 90 days              --       10,000
  Repayment of borrowings greater than 90 days        (10,000)          --
  Proceeds from common stock offering                      --        2,850
  Proceeds from exercised stock options                    76           29
                                                     --------     --------
Net cash provided by financing activities              37,857       62,889
                                                     --------     --------
Increase in cash and cash equivalents                  15,535          907

Cash and cash equivalents:
  Beginning of period                                   8,491        4,900
                                                     --------     --------
  End of period                                      $ 24,026     $  5,807
                                                     ========     ========

Composed of:
  Cash and due from banks                               5,919        5,136
  Federal funds sold                                   17,181          366
  Interest bearing deposits                               926          305
                                                     --------     --------
Total cash and cash equivalents                      $ 24,026     $  5,807
                                                     ========     ========

Supplemental disclosures:
  Cash payments for:
    Interest expense                                 $  8,608     $  6,925
    Taxes                                                 425          775

Supplemental disclosure of noncash activities:
  Change in the estimated fair value of
    investment securities available for sale         $    342     $ (4,102)
  Change in deferred tax asset related to
    securities available for sale                        (116)       1,396
  Change in accrued taxes related to the
    exercise of stock options                             (63)          39
  Transfer of loans to other real estate owned             --          864

The accompanying notes are an integral part of the consolidated financial statements.

                            PREMIER BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


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

2. Basis of Financial Statement Presentation

    The accompanying interim unaudited consolidated financial statements were prepared in conformity with generally accepted accounting principles and in accordance with instructions for quarterly reports for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows. The consolidated financial statements include the accounts of Premier Bancorp, Inc. and our wholly-owned subsidiaries, Premier Bank and PBI Capital Trust. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year. These quarterly financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 1999.

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

5. Earnings Per Share

    Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Options to purchase 648,327 and 688,359 shares of common stock were outstanding at September 30, 2000 and 1999, respectively. Earnings per diluted common share include dilutive common stock equivalents as computed under the treasury stock method using average common stock prices. Options to purchase 51,998 shares of common stock were anti-dilutive and excluded from the calculation of earnings per diluted common share for the three and nine months ended September 30, 2000.

                          PREMIER BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.


                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                               ---------------------------------------------
                               (Dollars in thousands, except per share data)

                                                             Per Share
                                     Net income     Shares     Amount
                                     ----------   ---------  ---------
Basic earnings per share               $  569     3,105,248    $ 0.18
Effect of dilutive stock options           --       228,717     (0.01)
                                     ----------   ---------  ---------
Earnings per diluted share             $  569     3,333,965    $ 0.17
                                     ==========   =========  =========

                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                               ---------------------------------------------
                               (Dollars in thousands, except per share data)

                                                             Per Share
                                     Net income     Shares     Amount
                                     ----------   ---------  ---------
Basic earnings per share               $  645     3,063,396    $ 0.21
Effect of dilutive stock options           --       317,767     (0.02)
                                     ----------   ---------  ---------
Earnings per diluted share             $  645     3,381,163    $ 0.19
                                     ==========   =========  =========

                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                               (Dollars in thousands, except per share data)

                                                             Per Share
                                     Net income     Shares     Amount
                                     ----------   ---------  ---------
Basic earnings per share               $1,576     3,094,868    $ 0.51
Effect of dilutive stock options           --       306,978     (0.05)
                                     ----------   ---------  ---------
Earnings per diluted share             $1,576     3,401,846    $ 0.46
                                     ==========   =========  =========

                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                               (Dollars in thousands, except per share data)

                                                             Per Share
                                     Net income     Shares     Amount
                                     ----------   ---------  ---------
Basic earnings per share               $ 1,876    2,999,839    $ 0.63
Effect of dilutive stock options            --      321,262     (0.07)
                                     ----------   ---------  ---------
Earnings per diluted share             $ 1,876    3,321,101    $ 0.56
                                     ==========   =========  =========

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

                                   FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                      2000      1999         2000        1999
                                    ------     -----       ------     -------
                                              (Dollars in thousands)
Net income                          $  569     $ 645       $1,576     $ 1,876
Other comprehensive income
  (loss), net of tax:
  Unrealized gains (losses) on
    securities available for sale:
    Unrealized holding gains
      (losses) during the period       435      (551)         226     (2,752)
    Reclassification adjustment for
      losses included in net income     --        28           --         43
                                    ------     -----       ------    --------
  Other comprehensive income (loss)    435      (523)         226     (2,709)
                                    ------     -----       ------    --------
  Comprehensive income (loss)       $1,004     $ 122       $1,802    $  (833)
                                    ======     =====       ======    ========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

    The bank's revenues are derived principally from interest on its loan and securities portfolios. The bank's primary sources of funds are deposits, repayments, prepayments and maturities of loans, repayments, prepayments and maturities of mortgage-backed and investment securities and borrowed funds. Currently, the bank has seven full-service Pennsylvania banking offices in Doylestown, Easton, Southampton, Floral Vale, Bethlehem, Montgomeryville and Bensalem and, a limited service branch in the Heritage Towers Retirement Community in Doylestown. The Bethlehem office opened on December 17, 1999. The Heritage Towers branch opened on July 26, 2000.
The Bensalem office opened on October 12, 2000 and the Montgomeryville office opened on October 19, 2000. The bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the bank.

    Our consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on our interest-earning assets, such as loans and securities, and the interest expense paid on our interest-bearing liabilities, such as deposits and borrowed money. We also generate non-interest income such as service charges and other fees. Our non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing, data processing costs and other operating expenses. We are subject to losses from our loan portfolio if borrowers fail to meet their obligations. Like most financial institutions, our results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

    Our performance in 2000 has been impacted by the growth in overhead expenses related to our franchise expansion into new markets and the increasing competition for deposits and loans in our current interest rate environment.

    The following is management's discussion and analysis of the significant changes in the results of operations for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 and changes in financial condition from December 31, 1999 to September 30, 2000. Current performance may not be indicative of future performance. This discussion should be read in conjunction with our 1999 Annual Report on Form 10-KSB.

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

MANAGEMENT'S STRATEGY

    Our lending activities are specialized towards small and medium sized businesses, professionals and individuals. In order to fund our lending activities, and allow for increased contact with our customers, we are establishing a branch office system to develop a stable core deposit base catering primarily to retail and business depositors. We have a strong commitment to highly personalized customer service. To support our growth, without compromising our personalized service, we have made significant investments in experienced personnel and have incurred significant costs related to our branch office expansion.

    Since the 1992 opening of Premier Bank, we have grown to seven full service Pennsylvania banking offices. In the past 12 months we opened our fifth office in Bethlehem, Northampton County, in December 1999. We opened a limited service office in the Heritage Towers Retirement Community in Doylestown in July 2000. We opened our sixth and seventh Pennsylvania full service offices in Bensalem and Montgomeryville in October 2000. New branches normally do not contribute to net income for many months after opening.

    In addition to the ongoing expansion of our traditional business, we continuously review and consider new products and services to offer our customers. These new products and services are largely intended to generate and increase fee income. Recent changes to federal banking laws allow financial institutions to engage in a broader range of activities than previously permitted. These legislative changes may serve to increase both opportunity as well as competition.

    The following table sets forth, for the periods indicated, certain key average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).


     AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

FOR THE THREE MONTHS ENDED SEPTEMBER 30,               2000                         1999
                                            --------------------------   --------------------------
                                            AVERAGE            AVERAGE   AVERAGE            AVERAGE
                                            BALANCE  INTEREST   RATE     BALANCE  INTEREST   RATE
                                           --------  --------  -------  --------  --------  -------
                                                            (Dollars in thousands)
Assets
  Interest-bearing deposits                $    434  $    7    6.42%    $    417  $    6    5.71%
  Federal funds sold                          6,118      95    6.18%       2,134      25    4.65%
  Investment securities available for sale
    Taxable (1)                              83,773   1,474    7.00%      93,092   1,441    6.14%
    Tax-exempt (1)(2)                        17,858     335    7.46%      19,080     381    7.92%
  Investment securities held to maturity      6,531     106    6.47%       7,211     117    6.41%
                                           --------  ------    -----    --------  ------    -----
    Total investment securities             108,162   1,915    7.04%     119,383   1,939    6.44%
  Loans, net of unearned income (3)(4)      221,817   4,897    8.78%     174,282   3,437    7.82%
                                           --------  ------    -----    --------  ------    -----
  Total earning assets                      336,531   6,914    8.17%     296,216   5,407    7.24%
  Cash and due from banks                     5,995                        4,537
  Allowance for loan losses                  (2,852)                      (2,229)
  Other assets (5)                            8,353                        7,467
                                           --------                     --------
Total assets                               $348,027                     $305,991
                                           ========                     ========
Liabilities, minority interest
  in subsidiaries and
  shareholders' equity
  Interest checking                        $ 21,492     138    2.55%    $ 19,287     114    2.35%
  Money market deposit accounts               8,130     105    5.14%       1,212      10    3.27%
  Savings accounts                           45,047     393    3.47%      56,008     476    3.37%
  Time deposits                             175,441   2,698    6.12%     122,254   1,539    4.99%
                                           --------  --------  -----    --------  ------    -----
    Total interest-bearing deposits         250,110   3,334    5.30%     198,761   2,139    4.27%
  Short-term borrowings                      36,712     584    6.33%      44,768     354    3.14%
  Long-term borrowings                           --      --      --       10,000     201    7.97%
                                           --------  --------  -----    --------  ------    -----
    Total borrowings                         36,712     584    6.33%      54,768     555    4.02%
  Subordinated debt                           1,500      32    8.49%       1,500      27    7.14%
                                           --------  --------  -----    --------  ------    -----
  Total interest-bearing liabilities        288,322   3,950    5.45%     255,029   2,721    4.23%
  Non-interest-bearing deposits              25,141                       19,692
  Other liabilities                           5,642                        4,860
  Capital securities                         10,000                       10,000
  Shareholders' equity (6)                   18,922                       16,410
                                           --------                     --------
Total liabilities, minority interest in
  subsidiaries and shareholders' equity    $348,027                     $305,991
                                           ========                     ========

  Net interest income/rate spread                    $2,964    2.72%              $2,686    3.01%
                                                     ======    =====              ======    =====
  Net interest margin (7)                                      3.50%                        3.60%

  Average interest-earning assets
   as a percentage of average
   interest-bearing liabilities             116.72%                      116.15%

_____________

(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $329,000 and $267,000 on average for the three months ended September 30, 2000 and September 30, 1999.

(4) Includes tax-exempt loans of $1,061,000 and $1,201,000 on average for the three months ended September 30, 2000 and 1999, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

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


       AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                2000                         1999
                                            --------------------------   --------------------------
                                            AVERAGE            AVERAGE   AVERAGE            AVERAGE
                                            BALANCE  INTEREST   RATE     BALANCE  INTEREST   RATE
                                           --------  --------  -------  --------  --------  -------
                                                            (Dollars in thousands)
Assets
  Interest-bearing deposits                $    402  $    19   6.31%    $    379  $   12    4.23%
  Federal funds sold                          6,631      299   6.02%       1,594      59    4.95%
  Investment securities available for sale
     Taxable (1)                             84,928    4,447   6.99%      85,660   4,376    6.83%
     Tax-exempt (1)(2)                       17,859    1,005   7.52%      19,921   1,118    7.50%
  Investment securities held to maturity      6,799      331   6.50%       6,005     288    6.41%
                                           --------  -------   -----    --------  ------    -----
     Total investment securities            109,586    5,783   7.05%     111,586   5,782    6.93%
  Loans, net of unearned income (3)(4)      212,305   13,883   8.73%     160,640  10,411    8.67%
                                           --------  -------   -----    --------  ------    -----
  Total earning assets                      328,924   19,984   8.12%     274,199  16,264    7.93%
  Cash and due from banks                     5,685                        4,343
  Allowance for loan losses                  (2,721)                      (2,049)
  Other assets (5)                            8,025                        6,656
                                           --------                     --------
Total assets                               $339,913                     $283,149
                                           ========                     ========
Liabilities, minority interest
  in subsidiaries
  and shareholders' equity
  Interest checking                        $ 21,592      411   2.54%   $  17,581     341    2.59%
  Money market deposit accounts               4,214      150   4.75%       1,552      30    2.58%
  Savings accounts                           49,549    1,294   3.49%      55,553   1,424    3.43%
  Time deposits                             163,660    7,181   5.86%     114,992   4,566    5.31%
                                           --------  -------   -----    --------  ------    -----
     Total interest-bearing deposits        239,015    9,036   5.05%     189,678   6,361    4.48%
  Short-term borrowings                      43,157    1,368   4.23%      34,444   1,311    5.09%
  Long-term borrowings                            -        -       -      10,000     402    5.37%
                                           --------  -------   -----    --------  ------    -----
     Total borrowings                        43,157    1,368   4.23%      44,444   1,713    5.15%
  Subordinated debt                           1,500       64   5.70%       1,500      80    7.13%
                                           --------  -------   -----    --------  ------    -----
  Total interest-bearing liabilities        283,672   10,468   4.93%     235,622   8,154    4.63%
  Non-interest-bearing deposits              22,825                       18,249
  Other liabilities                           5,106                        4,103
  Capital securities                         10,000                       10,000
  Shareholders' equity (6)                   18,310                       15,175
                                           --------                     --------
Total liabilities, minority interest in
   subsidiaries and shareholders' equity   $339,913                    $ 283,149
                                           ========                     --------

Net interest income/rate spread                      $  9,516    3.19%            $  8,110    3.30%
                                                     ========  =======            ========  =======

Net interest margin (7)                                          3.86%                        3.95%

Average interest-earning
  assets as a percentage
  of average interest-bearing
  liabilities                               115.95%                      116.37%

_____________

(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $137,000 and $735,000 on average for the nine months ended September 30, 2000 and 1999, respectively.

(4) Includes tax-exempt loans of $1,095,000 and $1,229,000 on average for the nine months ended September 30, 2000 and 1999, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investment securities available for sale.

(6) Excludes the SFAS 115 valuation allowance on investment securities available for sale, net of tax.

(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

RESULTS OF OPERATIONS

    For the three months ended September 30, 2000, we reported net income of $569,000 or $.17 per diluted share. This represents a decrease of $76,000 or 12% decrease from the net income of $645,000 or $.19 per diluted share reported for the same period in 1999. Net income for the third quarter of 2000 was lower than net income for the third quarter of 1999 primarily due to an increase in overhead expenses despite higher net interest income. Our overhead expenses increased $328,000 or 19% during the third quarter of 2000 compared to the same period in 1999. The increase in overhead expenses relates primarily to the expansion of our franchise. We opened our Bethlehem branch and a loan production office in Colmar during the fourth quarter of 1999. In addition, we began incurring occupancy expenses related to our Montgomeryville office, which opened in October 2000. Return on average assets and return on average shareholders' equity were .66% and 16.21%, respectively, for the three months ended September 30, 2000 compared to .84% and 18.88% for the same period in 1999. Return on average equity, exclusive of the unrealized loss on investment securities available for sale was 11.96% for the three months ended September 30, 2000 compared to 15.59% for the same period in 1999.

    For the nine months ended September 30, 2000, we reported net income of $1,576,000 or $.46 per diluted share. This represents a decrease of $300,000 or 16% compared to net income of $1,876,000 or $.56 per diluted share reported for the same period in 1999. Net income for 2000 was lower than 1999 primarily due to an increase in overhead expenses related to the expansion of our franchise and non-recurring charges related to two discontinued internet banking initiatives ($115,000) and the write-off of improvements for a proposed branch site ($68,000). Return on average assets and return on average shareholders' equity were .63% and 16.10%, respectively, for the nine months ended September 30, 2000 compared to .89% and 18.28% for the same period in 1999. Return on average equity, exclusive of the unrealized loss on investment securities available for sale was 11.50% for the nine months ended September 30, 2000 compared to 16.53% for the same period in 1999.

Net interest income

    Net interest income is our most significant component of operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment and by competition. The spread is also influenced by differences in the maturity and repricing of assets versus the liabilties that fund them.

    For the three months ended September 30, 2000, net interest income, on a tax-equivalent basis, was $278,000 higher than the same period in 1999. This increase was primarily a function of asset growth, which was offset in part by a lower net interest rate spread. Average interest-earning assets grew $40,315,000 or 14% from $296,216,000 at September 30, 1999 to
$336,531,000 at September 30, 2000. Average loan balances increased by $47,535,000 while average investment balances decreased by $11,221,000.
The ratio of average interest-earning assets to average interest-bearing liabilities increased from 116.15% at September 30, 1999 to 116.72% at September 30, 2000. During the third quarter 2000 we ran a 9-month Certificate of Deposit (CD) promotion which helped increase CD balances by $25.6 million. The increase in these higher cost deposits coupled with loan growth of only $12 million during the quarter contributed to our net interest rate spread to decreasing 31 basis points from 3.01% at September 30, 1999 to 2.72% at September 30, 2000. Similarly, our net interest margin decreased 10 basis points from 3.60% at September 30, 1999 to 3.50% at September 30, 2000.

    For the nine months ended September 30, 2000, net interest income, on a tax-equivalent basis, was $1,406,000 higher than the same period in 1999. This increase was primarily a function of asset growth, which was offset in part by a lower net interest rate spread and a lower ratio of average interest-earning assets to average interest-bearing liabilities. Average interest-earning assets grew $54,725,000 or 20% from $274,199,000 at September 30, 1999 to $328,924,000 at September 30, 2000. Average loan balances increased $51,665,000 while average investment balances decreased $2,000,000. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 116.37% at September 30, 1999 to 115.95% at September 30, 2000. During 1999 and continuing through the third quarter of 2000, overall interest rates moved generally higher. During this period, our average interest-bearing liabilities generally repriced faster than our assets narrowing our net interest rate spread and margin. Our net interest rate spread decreased 11 basis points from 3.30% at September 30, 1999 to 3.19% at September 30, 2000 as the increase in the average rate on interest-bearing liabilities more than offset the increase in the average yield on interest-earning assets. Our net interest margin decreased 9 basis points from 3.95% at September 30, 1999 to 3.86% at September 30, 2000. In addition to the recent interest rate environment and the repricing characteristics of our portfolios, competition for both loans and deposits have also contributed to shrinking spreads and margins.

Non-interest income

    Non-interest income consists primarily of service charges on deposits and gains (losses) on the sale of investment securities available for sale and loans held for sale.

    Total non-interest income was $89,000 for the three months ended September 30, 2000 compared to $18,000 for the same period in 1999. Results for 1999 include $42,000 in losses on the sale of investment securities available for sale while no gains or losses on investment sales were recorded in 2000. Gains on the sale of loans held for sale were $13,000 lower in 2000 as loan originations and sales slowed considerably due to higher interest rates.

    Total non-interest income was $223,000 for the nine months ended September 30, 2000 compared to $116,000 for the same period in 1999. The increase is principally due to $100,000 in losses realized on the sale of investment securities available for sale during the nine months ended September 30, 1999 compared to no gains or losses on investment sales in 2000. The level of gains or losses on investment sales is dependent upon the volume of transactions, the types of securities sold, timing and the interest rate environment. Service charges and other fees were $63,000 higher during the nine months ended September 30, 2000 compared to the same period in 1999. Gains on the sale of loans held for sale were $56,000 lower in 2000 as loan originations and sales slowed considerably due to higher interest rates.

Non-interest expense

    Non-interest expense consists primarily of general overhead necessary for operations including employee compensation and benefits, data processing, occupancy and other expenses. Expenses related to the capital securities issued in August 1998 are also included in non-interest expense under the caption "Minority interest in expense of subsidiary". We expect overhead expenses to continue to trend higher in the foreseeable future as we continue to grow and expand our branch office network.

    For the three months ended September 30, 2000, non-interest expenses were $2,049,000, an increase of $328,000 or 19%, compared to the $1,721,000 recorded during the same period in 1999. Overhead continues to increase due to the growth of the institution, which includes the opening of our new offices. Salaries and benefits were $142,000 or 17% higher in 2000 compared to 1999. This increase is principally due to an increase in the number of employees. The number of full-time equivalent employees grew from 63 at September 30, 1999 to 75 at September 30, 2000. Professional services, occupancy and data processing costs increased $12,000, $58,000 and $48,000, respectively. Other expenses, which consist primarily of furniture and equipment expense, employee travel, meals and entertainment, stationery, supplies, postage, and various administrative expenses, increased $67,000. These overhead expense increases are primarily attributed to the overall growth of the company.

    For the nine months ended September 30, 2000, non-interest expenses were $6,269,000, an increase of $1,501,000 or 31%, compared to the $4,768,000 recorded during the same period in 1999. Overhead expenses increased due to the continued growth of our franchise. In addition, 2000 results include one-time charges of $115,000 related to two separate discontinued internet banking initiatives and $68,000 for the write-off of improvements related to a proposed branch office. We relocated and opened this office in October 2000. Salaries and benefits were $692,000 or 31% higher in 2000 compared to 1999. This increase is principally due to an increase in the number of employees. Data processing costs increased $147,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes, and new services. Professional services were $117,000 higher due to the outsourcing of our internal audit and loan review functions as well as approximately $20,000 in expenses related to discontinued internet banking initiatives.
Marketing expenses were $116,000 higher in 2000 and included $32,000 related to a discontinued advertising program designed to generate deposits from communities outside of our market area. Other expenses increased $281,000 in 2000. This increase is principally due to the $68,000 write off of improvements to a proposed new branch location and the overall growth of the institution.

Provision for loan losses

    The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that management believes is adequate to provide for known and inherent losses. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, the composition of loan types within the portfolio, and other relevant matters.

    The provision for loan losses decreased from $199,000 during the three months ended September 30,1999 to $125,000 during the same period in 2000. The provision for loan losses also decreased from $551,000 during the nine months ended September 30, 1999 to $400,000 during the same period in 2000. The decrease is primarily due to a slower rate of loan growth in 2000 compared to 1999. Total loans grew 6% during the three months ended September 30, 2000 compared to 10% for the same period in 1999. During the nine months ended September 30, 2000 total loans grew 14% compared to 31% for the same period in 1999. The ratio of the allowance for loan losses to total loans at September 30, 2000 and December 31, 1999 was 1.28% and 1.26%, respectively.

Income tax expense

    We recorded a $186,000 or 24.6% tax provision for the three months ended September 30, 2000 compared to $211,000 or 24.7% for the same period in 1999. We recorded a $506,000 or 24.3% tax provision for the nine months ended September 30, 2000 compared to $597,000 or 24.1% for the same period in 1999.

FINANCIAL CONDITION

    Consolidated assets grew $40,825,000 or 13% during the nine months ended September 30, 2000. Cash balances, federal funds sold and total loans grew $1,273,000, $13,745,000 and $28,064,000, respectively. Asset growth was funded by a $53,648,000 increase in deposits. Most of this deposit growth was due to the promotion of the 9-month certificate of deposit product at a special rate that totaled $32,257,000 at September 30, 2000. Borrowings decreased by $15,867,000 from $52,537,000 at December 31, 1999 to $36,670,000 at September 30, 2000. Shareholders' equity grew by $1,941,000 from $12,647,000 at December 31, 1999 to $14,588,000 at
September 30, 2000. This increase was attributable to $1,576,000 in earnings, $139,000 from exercised stock options and a $226,000 reduction in estimated unrealized losses on investments available for sale.

Investment securities

    Investment securities are classified at the time of purchase by one of three purposes: trading, available for sale (AFS) or held to maturity
(HTM). To date, we have not purchased any securities for trading purposes. We usually classify securities, in particular mortgage-backed securities and corporate bonds, as AFS to provide us the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. The carrying values for AFS and HTM securities were $93,965,000 and $6,283,000, respectively, as of September 30, 2000. Total investments decreased by $3,709,000 from $103,957,000 at December 31, 1999 to $100,248,000 at September 30, 2000.

    The estimated fair value of our investment securities available for sale increased $342,000 from an unrealized net loss of $7,410,000 at December 31, 1999 to an estimated unrealized net loss of $7,068,000 at September 30, 2000. At September 30, 2000, the majority of the unrealized loss on investment securities available for sale relates to our fixed rate mortgaged-backed, municipal and corporate bond securities. At this time, we plan to hold these investments realizing that it may be some time before market conditions improve. Available for sale securities are recorded at fair value on the balance sheet with an adjustment to equity, net of tax, and presented in the caption "Accumulated other comprehensive loss".

                            INVESTMENT PORTFOLIO

                                              SEPTEMBER 30, 2000
                                  ----------------------------------------------
                                    HELD TO MATURITY       AVAILABLE FOR SALE
                                  --------------------    ----------------------
                                  AMORTIZED  ESTIMATED    AMORTIZED   ESTIMATED
                                     COST   FAIR VALUE      COST      FAIR VALUE
                                  --------- ----------    ---------   ----------
                                            (Dollars in thousands)
U.S. government agency obligations $4,997      $4,713     $  5,000      $ 4,979
Mortgage-backed securities            786         774       46,571       44,823
State and municipal securities          -           -       17,857       16,314
Equity securities                       -           -        1,933        1,933
Corporate bonds                         -           -       29,557       25,801
Other debt securities                 500         500          115          115
                                  --------- ----------    ---------   ----------
Total                              $6,283      $5,987     $101,033      $93,965
                                  ========= ==========    =========   ==========


                                              DECEMBER 31, 1999
                                  ----------------------------------------------
                                    HELD TO MATURITY       AVAILABLE FOR SALE
                                  --------------------    ----------------------
                                  AMORTIZED  ESTIMATED    AMORTIZED   ESTIMATED
                                     COST   FAIR VALUE      COST      FAIR VALUE
                                  --------- ----------    ---------   ----------
                                            (Dollars in thousands)
U.S. government agency obligations $4,997      $4,976     $  5,000      $ 4,998
Mortgage-backed securities          1,384       1,366       50,010       47,250
State and municipal securities          -           -       17,860       15,802
Equity securities                       -           -        1,883        1,883
Corporate bonds                         -           -       29,618       27,028
Other debt securities                 500         500          115          115
                                  --------- ----------    ---------   ----------
Total                              $6,881      $6,842     $104,486      $97,076
                                  ========= ==========    =========   ==========


Loans held for sale

    We use an outside company to originate and sell residential mortgages on our behalf. The $297,000 increase in loans held for sale relates to the timing of loan originations versus their sale. Typically, these loans are sold within 30 days of their settlement. Loans held for sale totaled $297,000 at September 30, 2000.

Loans

    We originate a wide variety of loans principally to small and medium size businesses, professionals and individuals. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies and, ongoing internal monitoring. The majority of our loan portfolio is collateralized, at least in part, by real estate in the greater Lehigh and Delaware Valleys of Pennsylvania. Real estate values are typically subject to risks associated with the general economy, among other matters.

    In addition to credit risk, inherent with the lending function is the interest rate risk. We manage interest rate risk within our asset/liability framework using various modeling techniques and analyses. Most of our loans are either fixed rate for a period of five years or less or variable rate.

    Gross loans increased $28,064,000 from $199,224,000 at December 31, 1999 to $227,288,000 at September 30, 2000. Loan production has been augmented as we have added to our lending staff in conjunction with our branch office expansion.

                               LOAN PORTFOLIO

                              SEPTEMBER                 DECEMBER
                              30, 2000    % OF TOTAL    31, 1999  % OF TOTAL
                              ---------   ----------    --------  ----------
                                         (Dollars in thousands)
Real estate-farmland          $    235        0.10%     $      -         -
Real estate-construction         5,345        2.35%        3,850      1.93%
Real estate-residential         23,826       10.49%       30,330     15.22%
Real estate-multi-family        13,621        5.99%        9,738      4.89%
Real estate-commercial         153,171       67.39%      127,885     64.19%
Commercial                       1,631        0.72%       25,260     12.69%
Consumer                        29,459       12.96%        2,161      1.08%
                              --------      -------     --------    -------
Total loans                   $227,288      100.00%     $199,224    100.00%
                                            =======                 =======
Less:
  Unearned income                  717                       592
  Allowance for loan losses      2,905                     2,511
                              --------                  --------
Total loans, net              $223,666                  $196,121
                              ========                  ========


Allowance for loan losses

    We maintain an allowance for loan losses and charge losses to this allowance when such losses are considered probable. The allowance for loan losses is maintained at a level which management considers adequate to provide for known and inherent losses in the loan portfolio. Management's evaluation includes such factors as current economic conditions, actual loss experience and the current risk profile of the loan portfolio, among others. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, delinquency and other factors previously described. Borrowers' risk ratings are determined by loan officers at the inception of each loan and are subject to ongoing analysis and update by loan officers and an independent loan reviewer. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Since the bank is less than ten years old with a limited history for loan losses, management also uses peer group analysis to gauge the overall reasonableness of our loan loss reserves. While the allowance is determined and calculated based on specific loans or loan categories, the total allowance is considered available for losses in the entire loan portfolio.

    While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

    During the second quarter of 2000, we changed the scoring system used to calculate loan loss reserves on commercial loans. This change placed more reliance on borrower risk ratings, which have been subject to an independent loan review over the past year. As a result, the specific loan loss reserves allocated to individual commercial loans were lowered creating an unallocated reserve. The change in our loan loss reserve calculation is reflected in the following table for all periods presented.

                    ALLOWANCE FOR LOAN LOSS ALLOCATION

                              SEPTEMBER 30,      DECEMBER 31,    SEPTEMBER 30,
                                  2000              1999             1999
                            AMOUNT   PERCENT  AMOUNT  PERCENT AMOUNT   PERCENT
                            ------   -------  ------  ------- ------   -------
                                          (Dollars in thousands)
Balance at end of period
   applicable to:
Real estate-farmland         $   2     0.07%  $    -     -  %  $    -     -  %
Real estate-construction        37     1.27%      28    1.11%       5    0.21%
Real estate-residential        265     9.12%     366   14.58%     309   13.19%
Real estate-multi-family        75     2.58%      86    3.42%      79    3.37%
Real estate-commercial       1,343    46.23%   1,124   44.76%   1,045   44.60%
Commercial                     648    22.31%     427   17.01%     287   12.25%
Consumer                        13     0.45%      14    0.56%      16    0.68%
Unallocated                    522    17.97%     466   18.56%     602   25.70%
                            ------   -------  ------  -------  ------  -------
Total                       $2,905   100.00%  $2,511  100.00%  $2,343  100.00%
                            ======   =======  ======  =======  ======  =======


    Regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment about information available to them at the time of examination.

    At September 30, 2000, the allowance for loan losses totaled $2,905,000, representing 1.28% of outstanding loans receivable compared to 1.26% and 1.28% at December 31, 1999 and September 30, 1999, respectively. Based on the results of our loan review process and the current level of non-performing loans, management believes the loan loss reserve to be adequate as of September 30, 2000.

    The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated. The loan portfolio is relatively immature given recent growth rates and the age of the institution. Therefore, current charge-off and non-performing asset trends may not be indicative of future performance.

                        ALLOWANCE FOR LOAN LOSSES

                                    FOR THE NINE         FOR THE           FOR THE NINE
                                    MONTHS ENDED        YEAR ENDED         MONTHS ENDED
                                 SEPTEMBER 30, 2000  DECEMBER 31, 1999  SEPTEMBER 30, 1999
                                 ------------------  -----------------  ------------------
                                                   (Dollars in thousands)
Balance at beginning of period      $  2,511            $  1,805           $  1,805

Charge-offs
   Real estate-residential                 6                   -                  -
   Commercial                              -                   2                  2
   Consumer                                -                  11                 11
                                    --------            --------           --------
Total charge-offs                          6                  13                 13

Recoveries                                 -                   -                  -
Net charge-offs                            6                  13                 13
Provision for loan losses                400                 719                551
                                    --------            --------           --------
Balance at end of period            $  2,905            $  2,511           $  2,343
                                    --------            --------           --------

Total gross loans:
Average                             $212,987            $168,363           $160,837
End of period                       $227,288            $199,224           $183,677

Ratios:
Net charge-offs to:
   Average loans                           -               0.01%              0.01%
   Loans at end of period                  -               0.01%              0.01%
   Allowance for loan losses           0.21%               0.52%              0.55%
   Provision for loan losses           1.50%               1.81%              2.36%

Allowance for loan losses to:
   Total gross loans at
     end of period                     1.28%               1.26%              1.28%
   Non-performing loans              690.02%                 (1)            230.38%

_______________

(1) Ratio is not meaningful because the allowance for loan losses exceeds the amount of non-performing assets at December 31, 1999 by more than ten times.

Non-performing assets

    Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned.

                          NON-PERFORMING ASSETS

                                             SEPTEMBER 30,    DECEMBER 31,
                                                 2000             1999
                                             -------------    ------------
                                                 (Dollars in thousands)
Loans past due 90 days or more and accruing
   Real estate-residential                       $  -            $ 55
   Commercial                                       -               1
                                                ------          ------
     Total loans past due 90 days or more
       and accruing                                 -              56

Loans accounted for on a non-accrual basis
   Real estate-residential                        421             136
                                                ------          ------
     Total non-accrual loans                      421             136
                                                ------          ------
       Total non-perfoming assets                $421            $192
                                                ======          ======

Ratio of non-performing loans to total loans    0.19%           0.10%

Ratio of non-performing assets to total assets  0.12%           0.06%


    There were no loans past due 90 days or more and accruing at September 30, 2000 due to the repayment of one loan secured by residential property.

    Total non-accrual loans increased $285,000 from $136,000 at December 31, 1999 to $421,000 at September 30, 2000. The increase relates to the placement of one borrower on non-accrual status. This credit is secured by residential properties.

Premises and equipment

    Premises and equipment increased $770,000 from $3,807,000 at December 31, 1999 to $4,577,000 at September 30, 2000. The increase relates primarily to the expenditures for our new branch office facilities including additional furniture, fixtures and equipment. In October 2000 we opened two new Pennsylvania offices; one in Montgomeryville and one in Bensalem.

Deferred taxes

    The $116,000 decrease in deferred taxes from $3,342,000 at December 31, 1999 to $3,226,000 at September 30, 2000 relates to the change in the estimated fair market value of investment securities available for sale.

Deposits

    Premier Bank, a traditional community-based bank, is largely dependent upon its base of competitively priced core deposits to provide a stable funding source. The bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and a stable and experienced staff. During the nine months ended September 30, 2000 total deposits grew $53,648,000 or 23% to $291,129,000. Core deposits, which exclude time deposits greater than $100,000 grew $49,640,000 or 25% during the nine months ended September 30, 2000 to $250,877,000. Most of this growth occurred in time deposits (certificates of deposit or "CD") due to the promotions of a 9-month CD during the third quarter of 2000 and a 23-month CD promoted during the first quarter of 2000. Total time deposits at September 30, 2000 were $194,140,000 or 67% of total deposits, of which $65,847,000 mature after one year.

    The growth of mutual funds and other non-bank investment options over the past decade has made it increasingly difficult for community-based financial institutions like Premier Bank to attract deposits as many consumers in search of higher returns have shifted their investment dollars into the stock market and away from traditional bank deposit products.

    We expect to continue to grow our deposits through promotions, business development programs, maturation of existing branches and branch expansion.

                     DEPOSITS BY MAJOR CLASSIFICATION

                           SEPTEMBER 30, 2000       DECEMBER 31, 1999
                      -------------------------  -------------------------
                      WEIGHTED                   WEIGHTED
                      AVERAGE                    AVERAGE
                      INTEREST            % OF   INTEREST            % OF
                        RATE    AMOUNT    TOTAL    RATE    AMOUNT    TOTAL
                      --------  ------    -----  --------  ------    -----
                                                (Dollars in thousands)
Interest checking      2.51%  $ 21,553    7.41%   2.56%  $ 21,249    8.95%
Money market           5.26%     8,937    3.06%   2.55%     1,000    0.42%
Savings                3.50%    41,659   14.31%   3.41%    51,224   21.57%
Time                   6.38%   194,140   66.69%   5.46%   144,532   60.86%
                       -----   -------   ------   -----   -------   ------
Total interest
  bearing deposits     5.58%   266,289   91.47%   4.68%   218,005   91.80%
Non-interest
  bearing deposits              24,840    8.53%            19,476    8.20%
                              --------  -------          --------  -------
Total deposits         5.10%  $291,129  100.00%   4.30%  $237,481  100.00%
                       =====  ========  =======   =====  ========  =======


Borrowings

    Borrowings decreased $15,867,000 from $52,537,000 at December 31, 1999 to $36,670,000 at September 30, 2000.

    At September 30, 2000 borrowings consisted of securities sold under agreement to repurchase as follows:

       o $ 9,000,000 from the Federal Home Loan Bank maturing within 30 days;
       o $14,081,000 from an investment bank maturing within 60 days;
       o $13,589,000 from customers maturing overnight.


    At December 31, 1999 borrowings consisted of securities sold under agreement to repurchase as follows:

       o $27,500,000 from the Federal Home Loan Bank maturing within 90 days;
       o $18,734,000 from investment banks maturing within 60 days;
       o $ 6,303,000 from customers maturing overnight.

    All borrowings from the FHLB are secured by a blanket lien against all of the bank's assets. Repurchase agreements with investment banks were secured by $14,866,000 in investment securities at September 30, 2000. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. The bank controls the securities pledged as collateral for customer repurchase agreements.

CAPITAL ADEQUACY

    At September 30, 2000, we believe that we are in compliance with all applicable regulatory requirements to be classified as "well" capitalized pursuant to FDIC regulations. We plan to remain well capitalized and to manage the bank accordingly.

    The tables below depict our capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by FDIC regulations. At September 30, 2000, we exceeded all regulatory requirements and are classified as "well" capitalized.

                            CAPITAL COMPONENTS

                                 SEPTEMBER 30,      DECEMBER 31,
                                     2000               1999
                                 -------------      ------------
                                     (Dollars in thousands)
Tier I
Shareholders' equity               $ 14,588           $ 12,647
Allowable portion of minority
  interest in equity
  of subsidiary                       6,420              5,846
Net unrealized security losses        4,665              4,891
                                   --------           --------
Total Tier I Capital               $ 25,673           $ 23,384
                                   ========           ========
Tier II
Allowable portion of minority
  interest in equity
  of subsidiary                    $  3,580           $  4,154
Allowable portion of the
  allowance for loan losses           2,905              2,511
Allowable portion of
  subordinated debt                   1,500              1,500
                                   --------           --------
Total Tier II Capital              $  7,985           $  8,165
                                   ========           ========
Total Capital                      $ 33,658           $ 31,549

Risk-weighted assets               $274,401           $241,357


                              CAPITAL RATIOS

                                                                "ADEQUATELY"    "WELL"
                                   SEPTEMBER 30,  DECEMBER 31,  CAPITALIZED   CAPITALIZED
                                       2000          1999         RATIOS        RATIOS
                                   -------------  ------------  ------------  -----------
Total risk-based capital/
  risk-weighted assets                12.27%        13.07%        8.00%         10.00%
Tier I capital/risk-weighted assets    9.36%         9.69%        4.00%          6.00%
Tier I capital/average
  assets (leverage ratio)              7.48%         7.33%        4.00%          5.00%

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

    For the nine months ended September 30, 2000, operating and financing activities provided cash and cash equivalents of $2,956,000 and $37,857,000, respectively, while investing activities used $25,278,000.
The cash provided by financing activities resulted primarily from a $53,648,000 increase in deposits. This increase in deposits was mostly due to promotions of 9 and 23 month certificates of deposit. This cash was primarily used for loan originations and the repayment of borrowings. For the nine months ended September 30, 2000, loans grew $28,071,000 while borrowings decreased $15,867,000. Investments decreased $4,051,000, exclusive of the change in unrealized losses on securities available for sale.

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

    The bank monitors its liquidity position on a daily basis. The bank uses overnight federal funds and interest-bearing deposits in other banks to absorb daily excess liquidity. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. If the bank requires funds beyond its ability to generate them internally, additional sources of funds are available through use of one of the following: $4,000,000 unsecured federal funds line of credit with its correspondent bank; $29,002,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh. The bank could also sell or borrow against certain investment securities. At September 30, 2000, the bank had $9,000,000 in borrowings outstanding at the Federal Home Loan Bank and $14,081,000 in reverse repurchase agreements with investment banks.

RECENT ACCOUNTING PRONOUNCEMENTS

Derivative instruments and hedging activities

    In September 1998 the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which has subsequently been amended. This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133, as amended, is required for all fiscal quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted. We have not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity. However, we currently have no derivatives covered by the Statement and conduct no hedging activities.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement supercedes and replaces the guidance in Statement 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted.
We have not determined the impact, if any, of this statement on our financial condition, results of operation, equity, or disclosure.

                       PART II - OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS

    At September 30, 2000, there were no material legal proceedings pending against the company.

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

    3(ii) By-Laws.

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


       PREMIER BANCORP, INC.
        (Registrant)


DATE                           SIGNATURE
----                           ---------
November 14, 2000              /s/ John C. Soffronoff
                               ----------------------
                               John C. Soffronoff
                               President, Chief Executive Officer, Director
                               (Principal Executive Officer)

November 14, 2000              /s/ Bruce E. Sickel
                               -------------------
                               Bruce E. Sickel
                               Chief Financial Officer, Director
                               (Principal Financial Officer)

                          INDEX OF EXHIBITS

                                                                  Page
3(i) Articles of Incorporation.                                     27

3(ii) By-Laws.                                                      30

10.1  Premier Bank's 1995 Incentive Stock Option Plan.               *
      (Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the Securities and Exchange Commission on August
      22,1997 and as amended on September 9, 1997).

10.2  Change of Control Agreement between Premier Bank and John C.   *
      Soffronoff. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed with the Securities Exchange Commission on November 13, 1998).

10.3  Change of Control Agreement between Premier Bank and John J.   *
      Ginley. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed with the
      Securities Exchange Commission on November 13, 1998).

10.4  Change of Control Agreement between Premier Bank and Bruce     *
      E. Sickel. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed with the Securities Exchange Commission on November 13, 1998).

11    Statement re: Computation of per share earnings.  (Included
      at Note 5 of this Form 10-QSB).                                5

27.1  Financial Data Schedule.                                      50

27.2  Restated Financial Data Schedule.                             51


    Incorporated by reference.