Form 10QSB/A
period 2000-09-30
PREMIER BANCORP INC /PA/
filed 2000-12-19
CIK 1044651

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A


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

                            PREMIER BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


FOR THE NINE MONTHS ENDED SEPTEMBER 30,                  2000         1999
                                                         ----         ----
                                                          (In thousands)
Operating activities:
  Net income                                           $  1,576     $  1,876
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation expense                                  327          258
      Provision for loan losses                             400          551
      Write-off of capitalized costs related to
        branch expansion                                     68           --
      Amortization of premiums and discounts on
        investment securities held to maturity                6            9
      Amortization of premiums and discounts on
        investment securities available for sale             87          104
      Loss on sale of investment securities
        available for sale                                   --          100
      Gain on sale of loans held for sale                   (18)         (74)
      Originations of loans held for sale                (3,670)      (8,342)
      Proceeds from sale of loans held for sale           3,388        9,780
      Increase in accrued interest receivable              (535)        (587)
      Decrease (increase) in other assets                    35          (11)
      Increase in deferred loan fees                        126          102
      Increase in accrued interest payable                1,861        1,229
      Decrease in other liabilities                        (695)        (677)
                                                       --------     --------
Net cash provided by operating activities                 2,956        4,318
                                                       --------     --------

Investing activities:
  Proceeds from sale of investment securities
    available for sale                                     --       12,373
  Repayment of investment securities available
    for sale                                            3,416        3,425
  Purchase of investment securities available
    for sale                                              (50)     (34,407)
  Repayment of investment securities held to
    maturity                                              592          497
  Purchase of investment securities held
    to maturity                                            --       (1,999)
  Net increase in loans receivable                    (28,071)     (44,207)
  Proceeds from sale of other real estate owned            --          200
  Purchases of premises and equipment                  (1,165)      (2,182)
                                                     --------     --------
Net cash used in investing activities                 (25,278)     (66,300)
                                                     --------     --------
Financing activities:
  Net increase in deposits                           $ 53,648     $ 28,029
  Net (decrease) increase in borrowings less
    than 90 days                                       (5,867)      21,981
  Increase in borrowings greater than 90 days              --       10,000
  Repayment of borrowings greater than 90 days        (10,000)          --
  Proceeds from common stock offering                      --        2,850
  Proceeds from exercised stock options                    76           29
                                                     --------     --------
Net cash provided by financing activities              37,857       62,889
                                                     --------     --------
Increase in cash and cash equivalents                  15,535          907

Cash and cash equivalents:
  Beginning of period                                   8,491        4,900
                                                     --------     --------
  End of period                                      $ 24,026     $  5,807
                                                     ========     ========

Composed of:
  Cash and due from banks                               5,919        5,136
  Federal funds sold                                   17,181          366
  Interest bearing deposits                               926          305
                                                     --------     --------
Total cash and cash equivalents                      $ 24,026     $  5,807
                                                     ========     ========

Supplemental disclosures:
  Cash payments for:
    Interest expense                                 $  9,333     $  6,925
    Taxes                                                 425          775

Supplemental disclosure of noncash activities:
  Change in the estimated fair value of
    investment securities available for sale         $    342     $ (4,102)
  Change in deferred tax asset related to
    securities available for sale                        (116)       1,396
  Change in accrued taxes related to the
    exercise of stock options                             (63)          39
  Transfer of loans to other real estate owned             --          864

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


     AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

FOR THE THREE MONTHS ENDED SEPTEMBER 30,               2000                         1999
                                            --------------------------   --------------------------
                                            AVERAGE            AVERAGE   AVERAGE            AVERAGE
                                            BALANCE  INTEREST   RATE     BALANCE  INTEREST   RATE
                                           --------  --------  -------  --------  --------  -------
                                                            (Dollars in thousands)
Assets
  Interest-bearing deposits                $    434  $    7    6.42%    $    417  $    4    3.81%
  Federal funds sold                          6,118      95    6.18%       2,134      29    5.39%
  Investment securities available for sale
    Taxable (1)                              83,773   1,474    7.00%      93,092   1,588    6.77%
    Tax-exempt (1)(2)                        17,858     335    7.46%      19,080     361    7.51%
  Investment securities held to maturity      6,531     106    6.47%       7,211     116    6.38%
                                           --------  ------    -----    --------  ------    -----
    Total investment securities             108,162   1,915    7.04%     119,383   2,065    6.86%
  Loans, net of unearned income (3)(4)      221,817   4,897    8.78%     174,282   3,778    8.60%
                                           --------  ------    -----    --------  ------    -----
  Total earning assets                      336,531   6,914    8.17%     296,216   5,876    7.87%
  Cash and due from banks                     5,995                        4,537
  Allowance for loan losses                  (2,852)                      (2,229)
  Other assets (5)                            8,353                        7,467
                                           --------                     --------
Total assets                               $348,027                     $305,991
                                           ========                     ========
Liabilities, minority interest
  in subsidiaries and
  shareholders' equity
  Interest checking                        $ 21,492     138    2.55%    $ 19,287     124    2.55%
  Money market deposit accounts               8,130     105    5.14%       1,212       8    2.62%
  Savings accounts                           45,047     393    3.47%      56,008     482    3.41%
  Time deposits                             175,441   2,699    6.12%     122,254   1,617    5.25%
                                           --------  --------  -----    --------  ------    -----
    Total interest-bearing deposits         250,110   3,335    5.30%     198,761   2,231    4.45%
  Short-term borrowings                      36,712     583    6.32%      44,768     590    5.23%
  Long-term borrowings                           --      --      --       10,000     136    5.40%
                                           --------  --------  -----    --------  ------    -----
    Total borrowings                         36,712     583    6.32%      54,768     726    5.26%
  Subordinated debt                           1,500      32    8.49%       1,500      27    7.14%
                                           --------  --------  -----    --------  ------    -----
  Total interest-bearing liabilities        288,322   3,950    5.45%     255,029   2,984    4.64%
  Non-interest-bearing deposits              25,141                       19,692
  Other liabilities                           5,641                        4,860
  Capital securities                         10,000                       10,000
  Shareholders' equity (6)                   18,923                       16,410
                                           --------                     --------
Total liabilities, minority interest in
  subsidiaries and shareholders' equity    $348,027                     $305,991
                                           ========                     ========

  Net interest income/rate spread                    $2,964    2.72%              $2,892    3.23%
                                                     ======    =====              ======    =====
  Net interest margin (7)                                      3.50%                        3.87%

  Average interest-earning assets
   as a percentage of average
   interest-bearing liabilities             116.72%                      116.15%

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

(4) Includes tax-exempt loans of $1,059,000 and $1,201,000 on average for the three months ended September 30, 2000 and 1999, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

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


       AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                2000                         1999
                                            --------------------------   --------------------------
                                            AVERAGE            AVERAGE   AVERAGE            AVERAGE
                                            BALANCE  INTEREST   RATE     BALANCE  INTEREST   RATE
                                           --------  --------  -------  --------  --------  -------
                                                            (Dollars in thousands)
Assets
  Interest-bearing deposits                $    402  $    19   6.31%    $    379  $    12    4.23%
  Federal funds sold                          6,631      299   6.02%       1,594       59    4.95%
  Investment securities available for sale
     Taxable (1)                             84,928    4,447   6.99%      85,660    4,327    6.75%
     Tax-exempt (1)(2)                       17,859    1,005   7.52%      19,921    1,118    7.50%
  Investment securities held to maturity      6,799      331   6.50%       6,005      317    7.06%
                                           --------  -------   -----    --------  -------    -----
     Total investment securities            109,586    5,783   7.05%     111,586    5,762    6.90%
  Loans, net of unearned income (3)(4)      212,305   13,883   8.73%     160,640   10,411    8.67%
                                           --------  -------   -----    --------  -------    -----
  Total earning assets                      328,924   19,984   8.12%     274,199   16,244    7.92%
  Cash and due from banks                     5,685                        4,343
  Allowance for loan losses                  (2,721)                      (2,049)
  Other assets (5)                            8,025                        6,656
                                           --------                     --------
Total assets                               $339,913                     $283,149
                                           ========                     ========
Liabilities, minority interest
  in subsidiaries
  and shareholders' equity
  Interest checking                        $ 21,592      411   2.54%    $ 17,581      341    2.59%
  Money market deposit accounts               4,214      150   4.75%       1,552       30    2.58%
  Savings accounts                           49,549    1,294   3.49%      55,553    1,424    3.43%
  Time deposits                             163,660    7,182   5.86%     114,992    4,566    5.31%
                                           --------  -------   -----    --------  -------    -----
     Total interest-bearing deposits        239,015    9,037   5.05%     189,678    6,361    4.48%
  Short-term borrowings                      43,157    1,951   6.04%      34,444    1,311    5.09%
  Long-term borrowings                            -        -      -       10,000      402    5.37%
                                           --------  -------   -----    --------  -------    -----
     Total borrowings                        43,157    1,951   6.04%      44,444    1,713    5.15%
  Subordinated debt                           1,500       96   8.55%       1,500       80    7.13%
                                           --------  -------   -----    --------  -------    -----
  Total interest-bearing liabilities        283,672   11,084   5.22%     235,622    8,154    4.63%
  Non-interest-bearing deposits              22,825                       18,249
  Other liabilities                           5,106                        4,103
  Capital securities                         10,000                       10,000
  Shareholders' equity (6)                   18,310                       15,175
                                           --------                     --------
Total liabilities, minority interest in
   subsidiaries and shareholders' equity   $339,913                     $283,149
                                           ========                     --------

Net interest income/rate spread                      $ 8,900   2.90%              $ 8,090    3.29%
                                                     =======   =====              =======    =====

Net interest margin (7)                                        3.61%                         3.94%

Average interest-earning
  assets as a percentage
  of average interest-bearing
  liabilities                                115.95%                      116.37%

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

(4) Includes tax-exempt loans of $1,094,000 and $1,229,000 on average for the nine months ended September 30, 2000 and 1999, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

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

    For the three months ended September 30, 2000, net interest income, on a tax-equivalent basis, was $72,000 higher than the same period in 1999. This increase was primarily a function of asset growth, which was offset in part by a lower net interest rate spread. Average interest-earning assets grew $40,315,000 or 14% from $296,216,000 at September 30, 1999 to
$336,531,000 at September 30, 2000. Average loan balances increased by $47,535,000 while average investment balances decreased by $11,221,000.
The ratio of average interest-earning assets to average interest-bearing liabilities increased from 116.15% at September 30, 1999 to 116.72% at September 30, 2000. During the third quarter 2000 we ran a 9-month Certificate of Deposit (CD) promotion which helped increase CD balances by $25.6 million. The increase in these higher cost deposits coupled with loan growth of only $12 million during the quarter contributed to our net interest rate spread decreasing 51 basis points from 3.23% at September
30, 1999 to 2.72% at September 30, 2000. Similarly, our net interest margin decreased 37 basis points from 3.87% at September 30, 1999 to 3.50% at September 30, 2000.

    For the nine months ended September 30, 2000, net interest income, on a tax-equivalent basis, was $810,000 higher than the same period in 1999.
This increase was primarily a function of asset growth, which was offset in part by a lower net interest rate spread and a lower ratio of average interest-earning assets to average interest-bearing liabilities. Average interest-earning assets grew $54,725,000 or 20% from $274,199,000 at September 30, 1999 to $328,924,000 at September 30, 2000. Average loan balances increased $51,665,000 while average investment balances decreased $2,000,000. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 116.37% at September 30, 1999 to 115.95% at September 30, 2000. During 1999 and continuing through the third quarter of 2000, overall interest rates moved generally higher. During this period, our average interest-bearing liabilities generally repriced faster than our assets narrowing our net interest rate spread and margin. Our net interest rate spread decreased 39 basis points from 3.29% at September 30, 1999 to 2.90% at September 30, 2000 as the increase in the average rate on interest-bearing liabilities more than offset the increase in the average yield on interest-earning assets. Our net interest margin decreased 33 basis points from 3.94% at September 30, 1999 to 3.61% at September 30, 2000. In addition to the recent interest rate environment and the repricing characteristics of our portfolios, competition for both loans and deposits have also contributed to shrinking spreads and margins.

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