Form 10KSB
period 2000-12-31
PREMIER BANCORP INC /PA/
filed 2001-03-28
CIK 1044651

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended December 31, 2000, or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934, for the transition period from _____________ to ______________

                         Commission File Number 1-15513

                              PREMIER BANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)

         Pennsylvania                                            23-2921058
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

379 North Main Street, Doylestown, Pennsylvania                    18901
  (Address of Principal Executive Offices)                       (Zip Code)

                                 (215) 345-5100
                 Issuer's Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:

 Common Stock, $0.33 par value                           American Stock Exchange
     Title of Each Class                                  Name of Each Exchange
                                                           on Which Registered

Securities registered under Section 12(g) of the Exchange Act:

     None
(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__   NO_____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The issuer's revenues for its most recent fiscal year were $27,012,000.

     As of March 12, 2001, 3,215,908 shares of common stock of the registrant were outstanding and the aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was approximately $12,764,000.

     Transitional Small Business Disclosure Format (check one): YES ___ NO __X__

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the registrant's 2001 annual meeting of shareholders are incorporated by reference into Part III of this report.

================================================================================

                              PREMIER BANCORP, INC.

                                   FORM 10-KSB
                                      INDEX

PART I                                                                                                     Page
                                                                                                           ----

Item 1          Business ..................................................................................   1

Item 2          Properties ................................................................................   6

Item 3          Legal Proceedings. ........................................................................   6

Item 4          Submission of Matters to a Vote of Security Holders .......................................   6


PART II

Item 5          Market for Common Stock and Related Shareholder Matters ...................................   7

Item 6          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations ..................................................................   8


Item 7          Financial Statements and Supplementary Data ...............................................  27

Item 8          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. ..............................................................  56


PART III

Item 9          Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act .......  56

Item 10         Executive Compensation ....................................................................  56

Item 11         Security Ownership of Certain Beneficial Owners and Management ............................  56

Item 12         Certain Relationships and Related Transactions ............................................  56

Item 13         Exhibits List and Reports on Form 8-K .....................................................  57

                Signatures ................................................................................  58

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                     PART I

Item 1 -- Business

Premier Bancorp, Inc.

     We are a Pennsylvania business corporation and a registered financial holding company headquartered in Doylestown, Bucks County, Pennsylvania. We were incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. Each outstanding share of Premier Bank common stock was converted into one share of Premier Bancorp, Inc. common stock under the Plan of Reorganization approved by the bank's shareholders. Our primary business is the operation of our wholly-owned subsidiary, Premier Bank, which we manage as a single business segment. In December 2000, we became a registered financial holding company.

     Our consolidated financial condition and results of operations consist almost entirely of Premier Bank's financial condition and results of operations. At December 31, 2000, we had total consolidated assets of $355,201,000, total deposits of $303,293,000 and total shareholders' equity of $16,455,000.

     As of December 31, 2000, the holding company did not own or lease any property and had no employees.

Premier Bank

     Premier Bank was organized in 1990 as a Pennsylvania chartered banking institution and began operations on April 24, 1992. The bank is a community-oriented financial services provider whose business primarily consists of attracting retail deposits from the general public and small businesses and originating commercial and consumer loans in its market area. Substantially all of the bank's revenues are derived from net interest income. The bank conducts business from seven full service Pennsylvania banking offices in Doylestown, Easton, Southampton, Floral Vale, Bethlehem, Montgomeryville, and Bensalem. In addition, the bank operates a limited service branch in the Heritage Towers Retirement Community in Doylestown. Premier Bank opened its Bensalem and Montgomeryville offices in October 2000.

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

     At December 31, 2000 the bank had 64 full-time and 28 part-time employees.

Market Area

     The bank's primary market area is Doylestown, Pennsylvania and the surrounding Bucks County and Greater Delaware Valley communities. The bank has four Bucks County based offices and one office in Montgomery County. The bank also services parts of the Lehigh Valley from its Bethlehem and Easton, Northampton County, Pennsylvania offices. Though the vast majority of business comes from these specific areas, the bank will from time to time do business in a wider geographic region including all of Eastern Pennsylvania and portions of New Jersey including the New Jersey coastline.

Lending Activities

     The bank offers a variety of loan products to its customers, including loans secured by real estate, commercial and consumer loans. The bank's lending objectives are as follows:

     o to establish a diversified loan portfolio comprised of commercial loans, mortgage loans and consumer loans;

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

     Gross loans totaled $239,445,000 at December 31, 2000 compared to $199,224,000 at December 31, 1999. The $40,221,000 or 20% increase in loans in
2000 is primarily due to the continued success of our lending staff in servicing the small business community. Gross loans represented approximately 67% and 63% of total assets at year-end 2000 and 1999, respectively. At December 31, 2000, $205,368,000 or 86% of loans were secured by real estate compared to $171,803,000 or 86% at December 31, 1999.

     Loans secured by residential properties include both first and second mortgages on single family homes. Many of these loans were made to small business owners and professionals. Loans secured by residential property totaled $25,401,000 and $30,330,000 at December 31, 2000 and 1999, respectively.

     Loans secured by commercial properties include owner occupied commercial properties and investment income producing properties. Commercial mortgages totaled $161,675,000 and $127,885,000 at December 31, 2000 and 1999,
respectively.

     Loans secured by apartments and other multi-family residential properties totaled $13,667,000 at December 31, 2000 and $9,738,000 at December 31, 1999.

     Construction loans are secured by real estate primarily for the building of residential properties. Construction loans totaled $4,395,000 and $3,850,000 at December 31, 2000 and 1999, respectively.

     Other loans not secured by real estate include commercial and consumer loans. Commercial loans are generally made to finance the acquisition of machinery and equipment and to provide working capital for local commercial, retail and professional companies. These loans are usually secured by business assets, excluding real property, and guaranteed by the owners. Commercial loans totaled $32,295,000 and $25,260,000 at December 31, 2000 and 1999, respectively.

     Consumer loans consist generally of automobile loans and personal loans. At December 31, 2000 and 1999, these loans totaled $1,782,000 and $2,161,000, respectively.

Investment Activities

     At December 31, 2000 and 1999, our investment portfolio totaled $100,599,000 and $103,957,000, respectively. Investments consisted primarily of U.S. government agency obligations, mortgage-backed securities, corporate bonds and municipal securities. The corporate bonds included in our investment portfolio were issued by other banking companies and are similar in type to the capital securities we issued in August 1998. Equity securities include stock in the Federal Home Loan Bank of Pittsburgh, the Federal Reserve Bank of Philadelphia and the Atlantic Central Bankers Bank, the bank's principal correspondent bank. Investment securities available for sale are recorded at market value with the unrealized holding gain or loss, net of tax, included in shareholders' equity. Investment securities held to maturity are recorded at amortized cost. At December 31, 2000 and 1999, the carrying value of the available for sale portfolio was $94,573,000 and $97,076,000, respectively. Our available for sale portfolio experienced significant market value depreciation during 1999 as interest rates rose. This trend reversed itself late in 2000 and several segments of our portfolio improved in value. The carrying value of the held to maturity portfolio was $6,026,000 and $6,881,000, at December 31, 2000 and 1999, respectively.

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

Sources of Funds

     The bank primarily uses deposits and borrowings to finance lending and investment activities. Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh, reverse repurchase agreements with investment banks and overnight borrowings from our customers and correspondent bank. All borrowings, except for the line of credit with our correspondent bank, require collateral in the form of loans or securities. Borrowings are, therefore, limited by collateral levels and the available lines of credit extended by the bank's creditors. Deposits continue to be the key to the future funding and growth of the business.

Competition

     The bank actively competes with other financial services companies for deposit and loan business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, mutual funds, and money market funds. Financial institutions compete primarily on the quality of services rendered, interest rates and returns offered on deposit accounts, interest charged on loans, service charges, the convenience of banking facilities, location and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

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

     The growth of mutual funds over the past decade has made it increasingly difficult for community-based financial institutions like Premier Bank to attract deposits. The continued flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans, and a generally strong economy, have, until recently, fueled high returns for these investments, in particular certain equity funds. These returns perpetuated the flow of additional investment dollars into mutual funds and other products not traditionally offered by banks. In addition, insurance companies recently have become more significant competitors for deposits through their thrift subsidiaries.

Supervision and Regulation

Holding Company Regulation

     As a registered holding company under the Bank Holding Company Act of 1956 and a Pennsylvania business corporation, we are regulated by the Federal Reserve Board and the provisions of Section 115 of the Pennsylvania Banking Code of 1965.

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

     Banking regulations include, but are not limited to, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and the safety and soundness of banking practices.

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

Federal Reserve Board Requirements

     Regulation D of the Federal Reserve Board requires all depository institutions to maintain reserves on transaction accounts. These reserves may be in the form of cash or non-interest-bearing deposits with the Federal Reserve Bank of Philadelphia. Under Regulation D, the bank's reserve requirement was $2,114,000 and $1,222,000 at December 31, 2000 and 1999, respectively.

Effects of Government Policy

     The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 amended the Bank Holding Company Act of 1956 to create a new category of holding company -- the "financial holding company." To be designated as a financial holding company, a bank holding company must file an application with the Federal Reserve Board. The holding company must be well capitalized and well managed, as determined by Federal

Reserve Board regulations. When a bank holding company becomes a financial holding company, the holding company or its affiliates may engage in any financial activities that are "financial in nature or incidental to such activities." Furthermore, the Federal Reserve may approve a proposed activity if it is "complementary" to financial activities and does not threaten the safety and soundness of banking. The Act provides an initial list of activities that constitute activities that are financial in nature, including:

     o    lending and deposit activities,

     o    insurance activities, including underwriting, agency and brokerage,

     o    providing financial investment advisory services,

     o    underwriting in, and acting as a broker or dealer in, securities,

     o    merchant banking,

     o    insurance company portfolio investment,

     o    support services,

     o    insurance agency and underwriting,

     o making equity and debt investments in corporations or projects designed primarily to promote community welfare, and providing advisory services to these programs,

     o subject to certain limitations, providing others financially oriented data processing or bookkeeping services,

     o issuing and selling money orders, travelers' checks and United States savings bonds,

     o providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments; and

     o    providing tax planning and preparation advice.

     In addition to permitting financial services providers to enter into new lines of business, the new law allows firms the freedom to streamline existing operations and to potentially reduce costs. The impact that the Gramm-Leach-Bliley Financial Modernization Act is likely to have on Premier Bancorp, Inc. and Premier Bank is difficult to predict. The Act may increase both opportunity as well as competition. Many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services including insurance and brokerage services.

     In the fourth quarter of 2000, Premier Bancorp, Inc. became a registered financial holding company. Under this new designation we operate a title insurance agency through our subsidiary, Lenders Abstract, LLC.

     Further, the company's and bank's business is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management believes that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies, market share and economies of scale.

Available Information

     Premier Bancorp, Inc.'s common stock is registered under Section 12(b) of the Securities Exchange Act of 1934 and is traded on the American Stock Exchange. We are subject to the informational requirements of the Exchange Act and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC's Public Reference Room at Judiciary Plaza, 450 Fifth Street, N.W, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Premier Bancorp, Inc. is an electronic filer with the SEC. The SEC maintains an

Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's Internet site address is: http://www.sec.gov. Our Internet site address is: http//www.premierbankonline.com.

     You may also inspect materials and other information concerning Premier Bancorp, Inc. at the offices of the American Stock Exchange, Inc. at 86 Trinity Place, New York, New York 10006 because our common stock is listed on the American Stock Exchange under the trading symbol PPA. The American Stock Exchange's Internet site address is: http://www.amex.com.

Item 2 -- Properties

     Our main office is located at 379 North Main Street, Doylestown, Pennsylvania. The bank currently conducts business from the main office and six other full service Pennsylvania retail offices located in Southampton, Bensalem and Lower Makefield Township, Bucks County; Bethlehem and Easton, Northampton County, and Montgomeryville, Montgomery County. We also have a limited service branch in the Heritage Towers Retirement Community in Doylestown that we opened in July 2000. We opened our Bethlehem branch in December 1999. We opened our Bensalem and Montgomeryville offices in October 2000.

The following table details ownership of the bank's properties at December 31, 2000.

     1)  Doylestown, PA ..............  Main office and branch -- owned

     2)  Bensalem, PA ................  Branch -- leased requiring rental payments of $96,000 per year

     3)  Bethlehem, PA ...............  Branch -- owned

     4)  Easton, PA ..................  Branch -- owned

     5)  Lower Makefield Twp., PA ....  Branch -- owned

     6)  Montgomeryille, PA ..........  Branch -- land leased requiring rental payments of $85,000 per year

     7)  Southampton, PA .............  Branch and operations center -- leased requiring rental payments of $59,670 per year

Item 3 -- Legal Proceedings

     At December 31, 2000, there were no material legal proceedings pending against us or our property.

Item 4 -- Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5 -- Market for Common Stock and Related Shareholder Matters

     Our common stock was listed and began trading on the American Stock Exchange (AMEX) on December 30, 1999 under the trading symbol PPA. At December 31, 2000, 30,000,000 shares of common stock were authorized and 3,105,248 shares were outstanding. We had 643 shareholders of record as of March 12, 2001. No other class of common stock is authorized or outstanding.

     On February 17, 2000 we declared a 5% stock dividend which resulted in the issuance of 146,492 shares of common stock on March 10, 2000 to holders of record on February 29, 2000. All information has been retroactively restated to reflect this stock dividend.

     Shares of common stock traded in the range of $6.25 to $12.50 per share during 2000 and, to the best of management's knowledge, $10.48 to $12.38 per share during 1999. Our ability to pay dividends to shareholders is dependent upon our ability to obtain dividends from the bank. The bank's ability to pay dividends is subject to certain regulatory restrictions that are described in greater detail at Note 20 to the 2000 Consolidated Financial Statements. To date we have not declared or paid any cash dividends.

     Our common stock traded within the following price ranges during each quarter of 2000.

                                                   High                  Low
                                                   ----                  ---

     First Quarter ............................   $12.50               $11.13

     Second Quarter ...........................    11.13                 7.50

     Third Quarter ............................     8.00                 6.88

     Fourth Quarter ...........................     7.31                 6.25

                       Selected Financial and Other Data

As of or For the Years Ended December 31,                                        2000               1999               1998
-----------------------------------------                                     ----------         ----------         ----------
                                                                                (Dollars in thousands, except per share data)
Income and Expense:
Interest income .................................................             $   26,693         $   21,929         $   16,516
Interest expense ................................................                 15,294             11,420              8,922
                                                                              ----------         ----------         ----------
Net interest income .............................................                 11,399             10,509              7,594
Provision for loan losses .......................................                    528                719                505
Non-interest income .............................................                    319                124                357
Non-interest expense ............................................                  8,454              6,744              4,903
                                                                              ----------         ----------         ----------
Income before income taxes ......................................                  2,736              3,170              2,543
Income tax expense ..............................................                    675                765                788
                                                                              ----------         ----------         ----------
Net income ......................................................             $    2,061         $    2,405         $    1,755
                                                                              ==========         ==========         ==========

Share Data:
Basic earnings per share ........................................             $     0.67         $     0.80         $     0.64
Diluted earnings per share ......................................                   0.61               0.72               0.57
Book value per share ............................................                   5.30               4.11               4.25
Average common shares outstanding ...............................              3,097,450          3,016,893          2,762,101
Average diluted shares outstanding ..............................              3,357,424          3,341,208          3,069,673

Balance Sheet at Year-End:
Loans, net of unearned income ...................................             $  238,584         $  198,632         $  139,905
Investment securities held to maturity ..........................                  6,026              6,881              5,492
Investment securities available for sale ........................                 94,573             97,076             93,888
Other earning assets ............................................                     56              3,845              1,762
Total assets ....................................................                355,201            318,660            249,193
Deposits ........................................................                303,293            237,481            191,226
Borrowings ......................................................                 14,404             52,537             29,936
Subordinated debt ...............................................                  1,500              1,500              1,500
Capital securities ..............................................                 10,000             10,000             10,000
Shareholders' equity ............................................                 16,455             12,647             11,767

Selected Financial Ratios:
Net interest margin .............................................                   3.50%              3.94%              3.82%
Return on average assets ........................................                   0.61%              0.83%              0.82%
Return on average shareholders' equity ..........................                  15.26%             17.59%             16.05%
Average shareholders' equity to average assets ..................                   3.98%              4.70%              5.11%

Number of full service banking offices at year-end ..............                      7                  5                  3

Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Premier Bancorp, Inc. is a Pennsylvania business corporation and a registered financial holding company headquartered in Doylestown, Bucks County, Pennsylvania. We were incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. Our primary business is the operation of our wholly-owned subsidiary, Premier Bank, which we manage as a single business segment.

     Premier Bank was organized in 1990 as a Pennsylvania chartered banking institution and began operations on April 24, 1992. The bank is a community-oriented financial services provider whose business primarily consists of attracting retail deposits from the general public and small businesses and originating commercial and consumer loans in its market area. The bank also invests in securities such as mortgage-backed securities, obligations of U.S. government agencies and government sponsored entities, corporate bonds and municipal bonds.

     The bank's revenues are derived principally from interest on its loan and securities portfolios. The bank's primary sources of funds are deposits, repayments of loans and investment securities, and borrowed funds. Currently, the bank has seven full service Pennsylvania banking offices: Doylestown, Easton, Southampton, Bethlehem, Floral Vale, Bensalem and Montgomeryville. The bank also operates a limited service branch in the Heritage Towers Retirement Community in Doylestown. The bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the bank.

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

     The following discussion focuses on the major components of our operations and presents an overview of the significant changes in the results of operations and financial condition for the last two fiscal years. This discussion section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes beginning on page 29. Current performance may not be indicative of future performance.

     The management of Premier Bancorp, Inc. has made forward-looking statements in this Annual Report on Form 10-KSB. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Premier Bancorp, Inc. and its subsidiaries: Premier Bank, PBI Capital Trust and Lenders Abstract, LLC. When words such as "believes", "expects", "anticipates" or similar expressions occur in this Annual Report, management is making forward-looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this Annual Report, could affect the future financial results of Premier Bancorp, Inc. and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this Annual Report. These factors include but are not limited to the following:

     o    operating, legal and regulatory risks;

     o economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and

     o the risk that our analyses of these risks and forces could be incorrect and or that the strategies developed to address them could be unsuccessful.

     We caution readers not to place undue reliance on these forward-looking statements that reflect management's analysis only as of this date. We are not obliged to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after this date. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB and any current reports on Form 8-K.

Management Strategy

     Our lending activities are specialized towards small and medium sized businesses, professionals and individuals. In order to fund our lending activities and allow for increased contact with our customers, we are establishing a branch network to develop a stable core deposit base catering primarily to retail and business depositors. We have a strong commitment to highly personalized customer service. To support our growth, without compromising our personalized service, we have made significant investments in experienced personnel and have incurred significant costs related to our branch office expansion.

     Since the 1992 opening of Premier Bank, we have grown to seven full service Pennsylvania banking offices. We opened our fifth office in Bethlehem, Northampton County in December 1999. We opened a limited service office in the Heritage Towers Retirement Community in Doylestown in July 2000. We opened our sixth and seventh Pennsylvania full service offices in Bensalem and Montgomeryville in October 2000. New branches normally do not contribute to net income for many months after opening.

     In conjunction with our branch expansion, we added significantly to our commercial lending staff in 1999 in order to grow our loan portfolio and shift more of our assets towards loans and away from investments. We prefer loans to investments because loans generally have a shorter duration and a superior yield to comparable term investment products with an acceptable level of risk that is defined by our investment policy.

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


Results of Operations

     We reported net income of $2,061,000 or $.61 earnings per common share on a diluted basis for the year ended December 31, 2000. This represents a decrease of $344,000 or 14% from the net income of $2,405,000 or $.72 earnings per common share on a diluted basis reported in 1999. Return on average assets and return on average shareholders' equity were .61% and 15.26%, respectively, in 2000 compared to .83% and 17.59%, respectively, in 1999. Our earnings were lower in 2000 due primarily to an increase in overhead expenses related to the expansion of our branch network. In addition, our net interest margin compressed in 2000 due to the combination of generally higher interest rates and increased competition for loans and deposits.

     Total gross loans grew $40,221,000 or 20% over the prior year while investments decreased $3,358,000 or 3% compared to the prior year. Average investment balances decreased by $8,371,000 or 8% compared to the prior year. We continue to shift our asset growth towards loans and away from investments as discussed above. Our gross loans grew 20% in 2000 and reflects the continued success of our lending staff in serving the small business community.

     The following tables and discussions related to net interest income, interest income and interest expense were prepared on a tax-equivalent basis.

Net Interest Income

     Net interest income is the most significant component of our operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment, the composition and characteristics of our interest-earning assets and interest-bearing liabilities, and by competition. The interest rate spread is also influenced by differences in the maturity and repricing of assets versus the liabilities that fund them.

     Net interest income, on a tax equivalent basis, increased $846,000 or 8% in 2000 compared to an increase of $3,125,000 or 39% in 1999. The increase in net interest income over the past two years is primarily a function of asset growth rather than rate changes. Following two capital raising initiatives in 1998 and early 1999 we added a significant amount of assets to our balance sheet, including investment securities. During this period, we also added to our lending staff who helped increase loan balances.

     Average interest-earning assets grew $49,837,000 or 18% in 2000 and $75,821,000 or 36% in 1999. Average loans increased $48,348,000 or 29% in 2000 and $45,624,000 or 37% in 1999. Average investments decreased $3,746,000 or 3% in 2000 and increased $31,314,000 or 38% in 1999. On the liability side, average interest-bearing deposits increased $51,700,000 or 26% in 2000 and $40,332,000 or 26% in 1999. Average borrowings decreased $8,857,000 or 19% in 2000 and increased $21,693,000 or 86% in 1999.

     Overall interest rates moved higher in 1999 and in much of 2000. We had a modest increase in our net interest rate spread and net interest margin in 1999. However, in 2000, our net interest rate spread and net interest margin compressed by 43 basis points and 33 basis points, respectively. The maturity/repricing characteristics of our portfolios (See Interest Sensitivity Table that follows) in combination with increased competition for loans and deposits hampered our ability to obtain higher yields on our assets while our cost of funds repriced significantly higher. During this two-year period of generally higher interest rates our yield on average interest-earning assets increased 4 basis points from 8.11% in 1998 to 8.15% in 2000. On the liability side, our rate on average interest-bearing liabilities increased 43 basis points from 4.90% in 1998 to 5.33% in 2000. We expect the level of competition for loans and deposits to remain high.

     The following table presents certain key average balance sheet amounts and the corresponding earnings/expenses and rates.

                                   Average Balances, Rates and Interest Income and Expense Summary

                                                  2000                             1999                          1998
                                      ------------------------------  ------------------------------  ------------------------------
                                       Average               Average   Average               Average   Average               Average
                                       Balance     Interest   Rate     Balance     Interest   Rate     Balance    Interest    Rate
                                                                          (Dollars in thousands)
Assets
  Interest-bearing deposits .....     $     604    $    39    6.46%   $     394    $    18    4.57%   $     273    $    11    4.03%
  Federal funds sold ............         7,246        460    6.35%       2,221        116    5.22%       3,459        189    5.46%
  Investment securities
    available for sale (1)
    Taxable .....................        84,546      5,924    7.01%      86,917      5,902    6.79%      59,728      4,002    6.70%
    Tax-exempt (2) ..............        17,858      1,340    7.50%      19,189      1,455    7.58%      10,590        830    7.84%
  Investment securities held
    to maturity .................         6,735        432    6.41%       6,779        436    6.43%      11,253        764    6.79%
                                      ---------    -------    ----    ---------    -------    ----    ---------    -------    ----
    Total investment securities .       109,139      7,696    7.05%     112,885      7,793    6.90%      81,571      5,596    6.86%
  Loans, net of unearned
    income (3) (4) ..............       216,424     18,994    8.78%     168,076     14,542    8.65%     122,452     11,050    9.02%
                                      ---------    -------    ----    ---------    -------    ----    ---------    -------    ----
  Total interest-earning
    assets ......................       333,413     27,189    8.15%     283,576     22,469    7.92%     207,755     16,846    8.11%
  Cash and due from banks .......         5,850                           4,639                           3,477
  Allowance for loan losses .....        (2,781)                         (2,143)                         (1,555)
  Other assets (5) ..............         8,305                           6,953                           4,539
                                      ---------                       ---------                       ---------
Total assets ....................     $ 344,787                       $ 293,025                       $ 214,216
                                      =========                       =========                       =========

Liabilities, minority interest
  in subsidiary and shareholders'
  equity
  Interest checking .............     $  22,079        560    2.54%   $  18,365        473    2.58%   $  12,858        335    2.61%
  Money market deposit accounts .         6,512        329    5.05%       1,446         37    2.56%       1,720         44    2.56%
  Savings accounts ..............        47,776      1,666    3.49%      55,138      1,888    3.42%      50,679      1,905    3.76%
  Time deposits .................       171,065     10,299    6.02%     120,783      6,424    5.32%      90,143      5,164    5.73%
                                      ---------    -------    ----    ---------    -------    ----    ---------    -------    ----
    Total interest-bearing
      deposits ..................       247,432     12,854    5.19%     195,732      8,822    4.51%     155,400      7,448    4.79%
  Short-term borrowings .........        38,193      2,311    6.05%      33,735      1,770    5.25%      10,357        543    5.24%
  Long-term borrowings ..........          --         --      --         13,315        722    5.42%      15,000        813    5.42%
                                      ---------    -------    ----    ---------    -------    ----    ---------    -------    ----
    Total borrowings ............        38,193      2,311    6.05%      47,050      2,492    5.30%      25,357      1,356    5.35%
   Subordinated debt ............         1,500        129    8.60%       1,500        106    7.07%       1,500        118    7.87%
                                      ---------    -------    ----    ---------    -------    ----    ---------    -------    ----
     Total interest-bearing
       liabilities ..............       287,125     15,294    5.33%     244,282     11,420    4.67%     182,257      8,922    4.90%
   Non-interest-bearing
     deposits ...................        23,640                          18,747                          13,628
   Other liabilities ............         5,483                           4,340                           3,382
   Capital securities ...........        10,000                          10,000                           3,918
   Shareholders' equity (6) .....        18,539                          15,656                          11,031
                                      ---------                       ---------                       ---------
Total liabilities, minority
  interest in subsidiary and
  shareholders' equity ..........     $ 344,787                       $ 293,025                       $ 214,216
                                      =========                       =========                       =========
    Net interest income/rate
      spread ....................                  $11,895    2.82%                $11,049    3.25%                $ 7,924    3.21%
                                                   =======    ====                 =======    ====                 =======    ====

    Net interest margin (7) .....                             3.57%                           3.90%                           3.81%
    Average interest-earning
      assets as a percentage of
      average interest-bearing
      liabilities ...............        116.12%                         116.09%                         113.99%

----------------
(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax exempt yields were adjusted to a tax equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $106,000, $585,000 and $460,000 on average in 2000, 1999 and 1998, respectively.

(4)  Includes tax-exempt loans of $1,077,000, $1,213,000 and $1,339,000 on average in 2000, 1999 and 1998, respectively. Tax exempt yields were adjusted to a tax equivalent basis using a 34% rate.

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

      Interest income foregone on non-accrual loans is presented as a change in rate.

             Rate Volume Analysis of Changes in Net Interest Income

For the Years Ended December 31,                                      2000 vs. 1999                    1999 vs. 1998
--------------------------------                             -------------------------------     -----------------------------
                                                             Volume       Rate        Total      Volume      Rate       Total
                                                             -------     -------     -------     -------     -----     -------
                                                                                       (In thousands)
Interest income:
    Federal funds sold .............................         $   314     $    30     $   344     $   (65)    $  (8)    $   (73)
    Interest-bearing deposits ......................              13           8          21           6         1           7
    Investment securities available for sale .......            (260)        167         (93)      2,481        44       2,525
    Investment securities held to maturity .........              (3)         (1)         (4)       (290)      (38)       (328)
    Loans ..........................................           4,243         209       4,452       3,977      (485)      3,492
                                                             -------     -------     -------     -------     -----     -------
Total interest income ..............................           4,307         413       4,720       6,109      (486)      5,623
Interest expense:
    Interest checking ..............................              94          (7)         87         142        (4)        138
    Money market accounts ..........................             228          64         292          (7)       --          (7)
    Savings accounts ...............................            (256)         34        (222)        160      (177)        (17)
    Time deposits ..................................           2,942         933       3,875       1,651      (391)      1,260
    Short-term borrowings ..........................             250         291         541       1,227        --       1,227
    Long-term borrowings ...........................            (722)         --        (722)        (91)       --         (91)
    Subordinated debt ..............................              --          23          23          --       (12)        (12)
                                                             -------     -------     -------     -------     -----     -------
Total interest expense .............................           2,536       1,338       3,874       3,082      (584)      2,498
                                                             -------     -------     -------     -------     -----     -------
Net interest income ................................         $ 1,771     $  (925)    $   846     $ 3,027     $  98     $ 3,125
                                                             =======     =======     =======     =======     =====     =======

Interest Income

     Total interest income, on a tax equivalent basis, increased $4,720,000 or 21% in 2000 to $27,189,000. Higher average loan balances added $4,243,000 to interest income while lower average investment balances reduced interest income by $263,000 in 2000. Higher yields on loans and investments increased total interest income by $209,000 and $166,000, respectively. The yield on interest-earning assets increased 23 basis points to 8.15% as overall interest rates moved higher in 2000.

Interest Expense

     Total interest expense increased $3,874,000 or 34% in 2000 to $15,294,000. Higher deposit balances added $3,008,000 to total interest expense while lower borrowing balances decreased total interest expense by $472,000 in 2000. Our level of borrowings was lower in 2000 because other cash sources, primarily deposits, were sufficient to fund asset growth.

     The average rate on interest-bearing deposits increased 68 basis points to 5.19% raising interest expense by $1,024,000. Our deposit mix remains concentrated in higher yielding time deposits. During the year we promoted several premium priced products including a 9-month and a 23-month certificate of deposit and a personal cash management money market account in order to raise deposit balances. As a result of these promotions and the overall increase in interest rates, the average rate on time and money market accounts increased by 70 basis points and 249 basis points, respectively. Collectively, the rate increases on time and money market accounts added $997,000 to interest expense.

     The average rate on borrowings increased by 75 basis points to 6.05% in 2000 adding $291,000 to interest expense. This was due to the overall increase in interest rates during 2000. Subordinated debt reprices annually each January and matures in 2012. The average rate on subordinated debt increased 153 basis points to 8.60% in 2000 adding $23,000 to interest expense.

Interest Rate Sensitivity

     We are subject to the interest rate risk inherent in our lending, investing and financing activities. Fluctuations in interest rates will impact both the interest income/expense and market value of all interest-earning assets and interest-bearing liabilities, other than those with a short term to maturity. At December 31, 2000 we did not have any hedging transactions in place such as interest rate swaps, futures, caps or floors. We are not directly subject to foreign currency exchange or commodity price risk.

     Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income while creating an asset/liability structure that maximizes earnings. The Asset Liability Management Committee actively monitors and manages our interest rate exposure using gap analysis and simulation models.

     Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis depicts interest sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not always impact assets and liabilities at the same time or in the same magnitude. Furthermore, gap analysis does not consider future growth, changes in asset and liability composition or market conditions.

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

     Gap and interest rate simulation analyses require assumptions on certain categories of assets and deposits. For purposes of these analyses, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments. Savings accounts, including passbook, statement savings, money market, and interest checking accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact our margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. Customer repurchase agreements included in short-term borrowings are variable rate based on the overnight federal funds rate minus 100 basis points and are included in the first time interval for interest sensitivity.

Our gap analysis at December 31, 2000 is as follows.

                            Interest Rate Sensitivity

                                      Within      4 to 6      7 months       1 to 3        3 to 5        After
        December 31, 2000            3 months     months      to 1 year       years         years       5 years       Total
        -----------------            --------     ------      ---------       -----         -----       -------       -----
                                                                    (Dollars in thousands)
Assets:
   Federal funds sold ............   $    --    $      --     $      --     $      --     $      --     $     --    $     --
   Interest-bearing deposits .....        56           --            --            --            --           --          56
   Investment securities .........    24,394        1,962         1,939         6,833         5,608       59,863     100,599
   Loans, net of deferred fees ...    44,709       10,310        17,332        82,698        78,433        5,102     238,584
                                     -------    ---------     ---------     ---------     ---------     --------    --------
Total rate sensitive assets ......   $69,159    $  12,272     $  19,271     $  89,531     $  84,041     $ 64,965    $339,239
                                     =======    =========     =========     =========     =========     ========    ========
Total cumulative assets ..........   $69,159    $  81,431     $ 100,702     $ 190,233     $ 274,274     $339,239
                                     =======    =========     =========     =========     =========     ========
Liabilities:
   Interest checking, money market
      and savings accounts .......   $ 3,269    $   2,452     $   4,903     $  49,031     $  16,344     $  5,720    $ 81,719
   Time deposits .................    29,684       55,741        33,468        74,088           719           36     193,736
   Short-term borrowings .........    14,404           --            --            --            --           --      14,404
   Subordinated debt .............     1,500           --            --            --            --           --       1,500
                                     -------    ---------     ---------     ---------     ---------     --------    --------
Total rate sensitive liabilities .   $48,857    $  58,193     $  38,371     $ 123,119     $  17,063     $  5,756    $291,359
                                     =======    =========     =========     =========     =========     ========    ========
Total cumulative liabilities .....   $48,857    $ 107,050     $ 145,421     $ 268,540     $ 285,603     $291,359
                                     =======    =========     =========     =========     =========     ========
Gap during period ................   $20,302    $ (45,921)    $ (19,100)    $ (33,588)    $  66,978     $ 59,209    $ 47,880
                                     =======    =========     =========     =========     =========     ========    ========
Cumulative gap ...................   $20,302    $ (25,619)    $ (44,719)    $ (78,307)    $ (11,329)    $ 47,880
                                     =======    =========     =========     =========     =========     ========

Cumulative gap as a percentage of:
   Earning assets ................      5.98%       (7.55%)      (13.18%)      (23.08%)       (3.34%)      14.11%
   Total assets ..................      5.72%       (7.21%)      (12.59%)      (22.05%)       (3.19%)      13.48%

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

     Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, asset/liability strategies and competition.

     As depicted above, our liabilities generally reprice faster than our assets within the three-year time interval. This structure is not preferred in a rising interest rate environment and is one of the factors that negatively impacted our net interest margin in 2000 as previously discussed. In addition, increased competition for both loans and deposits caused the net interest margin to compress and altered our pricing expectations.

                         Non-Interest Income Comparison

                                                                                          Change
                                                                                      --------------
For the Years Ended December 31,                                       2000    1999   Amount      %
--------------------------------                                       ----    ----   ------     ---
                                                                          (Dollars in thousands)
Service charges and other fees ................................        $287   $ 194    $  93      48%
Gain (loss) on sale of investment securities available for sale           3    (151)     154    (102%)
Gain on sale of loans held for sale ...........................          29      81      (52)    (64%)
                                                                       ----   -----    -----    ----
     Total non-interest income ................................        $319   $ 124    $ 195     157%
                                                                       ====   =====    =====    ====

     Non-interest income increased $195,000 during 2000 to $319,000. This increase is primarily due to $151,000 in net losses on the sale of investment securities available for sale in 1999 compared to $3,000 in net gains in 2000. The level of gains or losses realized on investment sales is dependent upon the volume of transactions, the types of securities sold, timing and the interest rate environment. Our service charges and other fees were $93,000 higher in 2000 due to the growth in our deposit accounts, pricing changes and the introduction of new products and services. Our new Visa/debit card and financial advisory services collectively generated $50,000 in other fees in 2000. Gains on the sale of loans held for sale were $52,000 lower in 2000 as loan originations and sales slowed considerably due to higher interest rates. We continue to use an outside company to originate and sell residential mortgages on our behalf.

                         Non-Interest Expense Comparison
                                                                       Change
                                                                    ------------
For the Years Ended December 31,                   2000     1999    Amount    %
--------------------------------                   ----     ----    ------   ---
                                                      (Dollars in thousands)
Salaries and employee benefits ...........        $3,873   $3,163   $  710   22%
Occupancy costs ..........................           641      433      208   48%
Data processing ..........................           841      667      174   26%
Professional services ....................           377      264      113   43%
Marketing ................................           484      306      178   58%
Minority interest in expense of subsidiary           873      866        7    1%
Other ....................................         1,365    1,045      320   31%
                                                  ------   ------   ------   --
    Total non-interest expense ...........        $8,454   $6,744   $1,710   25%
                                                  ======   ======   ======   ==

     Non-interest expense increased $1,710,000 during 2000 to $8,454,000. Our 2000 expenses included $183,000 in non-recurring charges related to an Internet banking initiative and the write-off of land improvements to a proposed branch site that was relocated. Salaries and employee benefits grew $710,000 in 2000. This increase was primarily due to the addition of new personnel in conjunction with the opening of two full service branches in 2000 along with merit increases. The number of full-time equivalent employees increased from 66 in 1999 to 75 in 2000. Occupancy costs grew $208,000 in 2000 due primarily to the additional rent, maintenance and utility costs for our new branches. Data processing costs increased $174,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes, and new services. Marketing expenses were $178,000 higher in 2000 due principally to deposit campaigns and the promotion of our new branches. Other expenses consist primarily of furniture and equipment expense, employee travel and entertainment, stationery, supplies and postage. The $320,000 increase in other expenses is principally attributed to the growth of the institution and the write-off of $68,000 of land improvements previously mentioned.

     Overhead expenses are expected to trend higher in 2001 due to expected growth of the institution and a full year of expenses for new branches opened in October 2000.

Provision for Loan Losses

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that management deems adequate to provide for known and inherent losses. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, and composition of loan types within the portfolio. Net charge-offs were $7,000 in 2000 and $13,000 in 1999. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, charge-off and non-performing trends may not be indicative of future performance.

     The provision for loan losses decreased from $719,000 in 1999 to $528,000 in 2000. This decrease is primarily due to a slower rate of loan growth in 2000 compared to 1999. Total gross loans grew 20% in 2000 compared to 42% in 1999. We had no non-performing loans at December 31, 2000 compared to $136,000 at December 31, 1999. The allowance for loan losses was $3,032,000 at December 31, 2000, a 21% increase from the level reported at December 31, 1999. The loan loss allowance as a percentage of total loans was 1.27% in 2000 versus 1.26% in 1999.

Income Taxes

     We recorded a $675,000 tax provision representing an effective tax rate of 24.7% for the year ended December 31, 2000 compared to $765,000 and 24.1% for 1999, respectively. Our effective tax rate increased in 2000 due to a lower level of tax-exempt securities.

Financial Condition

     Consolidated assets grew $36,541,000 or 11% during 2000. Total loans grew $40,221,000 or 20% while total investments decreased $3,358,000 or 3% during 2000. We funded asset growth with a $65,812,000 or 28% increase in deposits while borrowings decreased $38,133,000 or 73%. Shareholders' equity grew $3,808,000 or 30% to $16,455,000 at December 31, 2000. This increase was attributable to earnings, stock option exercises and an increase in the estimated fair value of our investment securities available for sale, net of tax.

Investment Securities

     Our investment policies dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making the specific investment purchases within these standards. The carrying value of investment securities at December 31, 2000 totaled $100,599,000 or 28% of total assets. This was $3,358,000 lower than the balance at December 31, 1999. At December 31, 2000 approximately 55% of our investment portfolio was comprised of U.S. government sponsored enterprises or government agency debt or mortgage backed securities compared to 56% at December 31, 1999. Approximately 81% of our investment portfolio is fixed rate. We purchased most of these fixed rate securities by the end of the first quarter of 1999. Approximately 48% of our investment portfolio consists of mortgage-backed securities and small business administration loan pools, which amortize and provide us with monthly cash flow to reinvest.

     The majority of our investment portfolio was acquired following the issuance of our $10,000,000 in fixed rate 30-year term capital securities in August 1998 and the raising of $2,850,000 in common equity in March 1999. We deployed this capital by purchasing investments in order to maximize earnings. Loan growth is our ultimate goal; however, the development of a quality loan portfolio requires significant time. Investment purchases provide an interim way to add to our assets quickly and generate additional earnings. We have earned a positive interest spread by assuming interest rate risk in using deposits and short-term borrowings to purchase securities with longer maturities. We then seek to reduce borrowings as a percentage of assets by increasing deposits through our branch network.

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

     At December 31, 2000 our AFS portfolio had an estimated market depreciation of $4,975,000 before tax and an equity adjustment of $3,283,000, net of tax. This is a $1,608,000 or 33% improvement in the estimated fair value of our AFS securities, net of tax, over the prior year-end. Approximately 76% of the net unrealized loss on our AFS securities related to our corporate bond portfolio.

     At December 31, 2000 corporate bonds comprised $25,728,000 or 26% of the total investment portfolio. Approximately 59% of our corporate bonds are fixed rate and 41% are variable rate. Following the issuance of our $10,000,000 of capital securities in August 1998, we began investing in similar type securities issued by other banking companies. We classified these investments as corporate bonds. In the third quarter of 1998 there was a "flight to quality" into U.S. treasury bonds and a deep discounting of corporate bond issues in response to certain world events. Our corporate bond portfolio experienced an unrealized loss in value beyond that caused by rising interest rates alone as the market deeply discounted these securities due to perceived credit risk. We believe that the market valuations of our corporate bonds were discounted further because certain bonds were issued by non-rated or below investment grade rated companies. The carrying value of non-rated or below investment grade rated corporate bonds was $12,714,000 at December 31, 2000.

     We evaluated the credit quality of corporate bond issues prior to their purchase and monitor these issuers on an ongoing basis. We believe that the credit quality of our corporate bond portfolio is sound and that we will ultimately be repaid. Therefore, we view the unrealized loss in the market value of our corporate bonds as temporary. If, at some future date, we believe that the recovery of the unrealized loss on our corporate bonds is not probable and other than temporary, we will recognize the loss through earnings.

     Although we have no immediate plans to sell these securities, we have classified them as "available for sale" allowing us the flexibility to sell the securities and adjust our portfolio as future conditions change. In the fourth quarter of 2000, interest rates generally began to fall and the market values of most of our fixed income securities improved. Our corporate bonds have not yet experienced an improvement in market value as credit spreads for these issues are much larger today than when these securities were purchased. We believe that the unrealized loss on our corporate bonds would be substantially offset by the increased value of our own $10,000,000 of capital securities issued in August 1998 if they were similarly marked to market.

     The following corporate bonds available for sale represent those issuers with an aggregate amortized cost exceeding 10% of shareholders' equity at December 31, 2000.

                                                        December 31, 2000
                                                      ---------------------
                                                      Amortized   Estimated
                                                        Cost     Fair Value
                                                      ---------  ----------
                                                          (In thousands)
     Chase Capital Trust II                            $1,964       $1,820
     FCB/SC Capital Trust I                             2,025        1,740
     First Keystone Capital Trust I                     1,646        1,365
     North Fork Capital Trust II                        2,082        1,668
     Patriot Capital Trust I                            2,254        1,900
     Sovereign Capital Trust I                          1,706        1,408

     The composition and maturity of our investment portfolio is as follows.

                                                 December 31, 2000
                                    --------------------------------------------
                                      Held to   Maturity    Available for Sale
                                    Amortized   Estimated   Amortized Estimated
                                       Cost    Fair Value     Cost    Fair Value
                                    ---------  ----------   --------- ----------
                                                  (In thousands)
U.S. government agency obligations    $4,997     $4,888     $  4,344   $ 4,363
Mortgage-backed securities .......       529        524       45,764    45,142
Municipal securities .............        --         --       17,856    17,292
Equity securities ................        --         --        1,933     1,933
Corporate bonds ..................        --         --       29,536    25,728
Other debt securities ............       500        500          115       115
                                      ------     ------     --------   -------
   Total .........................    $6,026     $5,912     $ 99,548   $94,573
                                      ======     ======     ========   =======

                                                 December 31, 1999
                                    --------------------------------------------
                                      Held to   Maturity    Available for Sale
                                    Amortized   Estimated   Amortized Estimated
                                       Cost    Fair Value     Cost    Fair Value
                                    ---------  ----------   --------- ----------
                                                  (In thousands)
U.S. government agency obligations    $4,997     $4,976     $  5,000   $ 4,998
Mortgage-backed securities .......     1,384      1,366       50,010    47,250
Municipal securities .............        --         --       17,860    15,802
Equity securities ................        --         --        1,883     1,883
Corporate bonds ..................        --         --       29,618    27,028
Other debt securities ............       500        500          115       115
                                      ------     ------     --------   -------
   Total .........................    $6,881     $6,842     $104,486   $97,076
                                      ======     ======     ========   =======

                                               December 31, 1998
                                    --------------------------------------------
                                      Held to   Maturity    Available for Sale
                                    Amortized   Estimated   Amortized Estimated
                                       Cost    Fair Value     Cost    Fair Value
                                    ---------  ----------   --------- ----------
                                                  (In thousands)
U.S. government agency obligations    $2,998     $2,993      $    --   $    --
Mortgage-backed securities .......     1,994      1,986       35,411    35,476
Municipal securities .............        --         --       18,533    18,702
Equity securities ................        --         --        3,745     3,745
Corporate bonds ..................        --         --       36,689    35,850
Other debt securities ............       500        500          115       115
                                      ------     ------     --------   -------
   Total .........................    $5,492     $5,479      $94,493   $93,888
                                      ======     ======     ========   =======

          Investment Securities Maturities and Weighted Average Yields

                                                            Under            1-5            5-10           Over 10
December 31, 2000                                           1 Year          Years           Years           Years           Total
-----------------                                           ------         -------         -------         -------         -------
                                                                                   (Dollars in thousands)
 Investment securities available for sale
 U.S. government agency obligations:
    Amortized cost .................................        $   67         $   325         $ 2,542         $ 1,410         $ 4,344
    Weighted average yield .........................          7.60%           7.59%           7.71%           7.65%           7.68%
 Mortgage-backed securities:
    Amortized cost .................................         4,352          13,189          10,826          17,397          45,764
    Weighted average yield .........................          6.59%           6.55%           6.53%           6.51%           6.53%
 Municipal securities:
    Amortized cost .................................            --              --              --          17,856          17,856
    Weighted average yield (1) .....................            --              --              --            7.50%           7.50%
 Equity securities:
    Amortized cost .................................            --              --              --           1,933           1,933
    Weighted average yield .........................            --              --              --            6.96%           6.96%
 Corporate bonds:
    Amortized cost .................................            --              --              --          29,536          29,536
    Weighted average yield .........................            --              --              --            7.55%           7.55%
 Other debt securities:
    Amortized cost .................................            15              --             100              --             115
    Weighted average yield .........................          3.00%             --            7.50%             --            6.91%
                                                            ------         -------         -------         -------         -------
 Total amortized cost ..............................        $4,434         $13,514         $13,468         $68,132         $99,548
                                                            ======         =======         =======         =======         =======
 Total estimated fair value ........................        $4,375         $13,336         $13,332         $63,530         $94,573
                                                            ======         =======         =======         =======         =======
 Weighted average yield ............................          6.59%           6.58%           6.76%           7.26%           7.07%
                                                            ======         =======         =======         =======         =======

 Investment securities held to maturity
 U.S. government agency obligations:
    Amortized cost .................................        $   --         $    --         $ 2,999         $ 1,998         $ 4,997
    Weighted average yield .........................            --              --            6.74%           6.53%           6.66%
 Mortgage-backed securities:
    Amortized cost .................................           421             103               5              --             529
    Weighted average yield .........................          5.57%           6.41%           6.06%             --            5.74%
 Other debt securities:
    Amortized cost .................................            --              --             500              --             500
    Weighted average yield .........................            --              --            6.75%             --            6.75%
                                                            ------         -------         -------         -------         -------
 Total amortized cost ..............................        $  421         $   103         $ 3,504         $ 1,998         $ 6,026
                                                            ======         =======         =======         =======         =======
 Weighted average yield ............................          5.57%           6.41%           6.74%           6.53%           6.59%
                                                            ======         =======         =======         =======         =======

----------
(1) The weighted average yield on municipal securities was presented on a tax equivalent basis using a 34% rate.

Loans Held for Sale

     We use an outside company to originate and sell residential mortgages on our behalf. We had no loans held for sale at December 31, 2000 and 1999, respectively.

     We sold $4,727,000 and $11,048,000 of these residential mortgages in 2000 and 1999, respectively. This business activity has slowed considerably since the second half of 1999 and through 2000 due to higher interest rates.

Loans

     Gross loans increased $40,221,000 to $239,445,000 at December 31, 2000. The majority of the loan portfolio is collateralized, at least in part, by real estate in the greater Lehigh and Delaware Valleys of Pennsylvania and New Jersey. Real estate values are subject to risks associated with the general economy. Loans secured by commercial properties increased $33,790,000 or 26% during 2000.

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

     Our commercial lending activity is focused on small businesses and professionals within the local community.


                                 Loan Portfolio

December 31,                  2000       1999       1998       1997       1996
------------                --------   --------   --------   --------    -------
                                               (In thousands)
Real estate-farmland .....  $    230   $     --   $     --   $    500    $    --
Real estate-construction .     4,395      3,850      2,161      1,188      1,953
Real estate-residential ..    25,401     30,330     30,770     22,966     19,666
Real estate-multi-family .    13,667      9,738      5,135      1,949      1,138
Real estate-commercial ...   161,675    127,885     86,008     72,372     52,731
Commercial ...............    32,295     25,260     14,434      9,084      6,862
Consumer .................     1,782      2,161      1,840        798        735
                            --------   --------   --------   --------    -------
Total ....................  $239,445   $199,224   $140,348   $108,857    $83,085
                            ========   ========   ========   ========    =======

                    Loan Maturities and Interest Sensitivity

                                         Under      1-5        Over
December 31, 2000                       1 Year     Years      5 Years    Total
-----------------                       -------   --------    -------   --------
                                                    (In thousands)
Real estate-farmland .............      $    16   $    214    $    --   $    230
Real estate-construction .........        4,129        140        126      4,395
Real estate-residential ..........        8,739     13,129      3,533     25,401
Real estate-multi-family .........          792      8,409      4,466     13,667
Real estate-commercial ...........       16,588     82,348     62,739    161,675
Commercial .......................       13,940     11,488      6,867     32,295
Consumer .........................          449      1,317         16      1,782
                                        -------   --------    -------   --------
Total ............................      $44,653   $117,045    $77,747   $239,445
                                        =======   ========    =======   ========

     The following shows, at December 31, 2000, the amount of loans due after one year that have fixed, and adjustable or variable interest rates:

     Loans with predetermined interest rates .....................  $ 63,411,000
     Loans with variable or adjustable interest rates ............   131,381,000

Allowance for Loan Losses

     We maintain an allowance for loan losses and charge losses to this allowance when losses are realized. The allowance for loan losses is maintained at a level that management considers adequate to provide for known and inherent losses in the loan portfolio. Our evaluation includes such factors as current economic conditions, actual loss experience and the current risk profile of the loan portfolio. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating and other factors previously described. Borrower risk ratings are determined by loan officers at the inception of each loan and are subject to on-going analysis and update by an independent loan reviewer. Homogeneous loans comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Because the bank is less than nine years old with a limited history for loan losses, we also use peer group analysis to gauge the overall reasonableness of our loan loss reserves. While we calculate the allowance based on specific loans or loan categories, we consider the total allowance available for losses in the entire loan portfolio. Changes in economic conditions and the financial condition of borrowers can occur quickly, and as a result, impact our estimates.

     During the second quarter of 2000, we changed the scoring system used to calculate loan loss reserves on commercial loans. This change placed more reliance on borrower risk ratings, which have been subject to an independent loan review over the past year. As a result, the specific loan loss reserves allocated to individual commercial loans were lowered creating an unallocated reserve in 2000.

     Regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment and information available to them at the time of examination.

     Management considers the allowance for loan losses to be adequate. To comply with industry reporting requirements, we allocated the allowance for loan losses as shown in the table below into components by loan type at each year-end. We do not intend to imply that actual future charge-offs will necessarily follow this allocation or that any portion of the allowance is restricted.

                       Allowance for Loan Loss Allocation

December 31,                           2000               1999                1998               1997                 1996
------------                     ------------------  ------------------  ------------------  ------------------   ------------------
                                        % Loans to          % Loans to          % Loans to          % Loans to           % Loans to
                                 Amount Total Loans  Amount Total Loans  Amount Total Loans  Amount Total Loans   Amount Total Loans
                                 ------ -----------  ------ -----------  ------ -----------  ------ -----------   ------ -----------
                                                                       (Dollars in thousands)
Balance at end of period
  applicable to:
  Real estate-farmland .......   $    2      0.10%   $   --        --    $   --        --     $    5      0.46%    $ --        --
  Real estate-construction ...       30      1.83%       37      1.93%       20      1.54%        37      1.09%      95      2.35%
  Real estate-residential ....      236     10.61%      428     15.22%      403     21.92%       272     21.10%     201     23.67%
  Real estate-multi-family ...       76      5.71%      110      4.89%      125      3.66%        19      1.79%      13      1.37%
  Real estate-commercial .....    1,419     67.52%    1,436     64.19%      999     61.28%       875     66.48%     559     63.47%
  Commercial .................      662     13.49%      481     12.69%      239     10.29%       142      8.35%      76      8.26%
  Consumer ...................       14      0.74%       19      1.08%       19      1.31%        10      0.73%      17      0.88%
  Unallocated ................      593        --        --        --        --        --         --        --       --        --
                                 ------   -------    ------   -------    ------   -------     ------   -------     ----   -------
  Total ......................   $3,032    100.00%   $2,511    100.00%   $1,805    100.00%    $1,360    100.00%    $961    100.00%
                                 ======   =======    ======   =======    ======   =======     ======   =======     ====   =======

     Changes in the allowance for loan losses during the last five fiscal years are as follows.

                            Allowance for Loan Losses

Years Ended December 31,                                  2000             1999             1998             1997            1996
------------------------                                --------         --------         --------         --------         -------
                                                                                  (Dollars in thousands)
Balance, January 1 .............................        $  2,511         $  1,805         $  1,360         $    961         $   738
Charge-offs:
   Real estate-residential .....................               6               --               60               --              --
   Real estate-commercial ......................              --               --               --               --             125
   Commercial ..................................               1                2               --               --              --
   Consumer ....................................              --               11                8                1               2
                                                        --------         --------         --------         --------         -------
Total charge-offs ..............................               7               13               68                1             127

Recoveries:
   Consumer ....................................              --               --                8               --              --
                                                        --------         --------         --------         --------         -------
Total recoveries ...............................              --               --                8               --              --
                                                        --------         --------         --------         --------         -------
Net charge-offs ................................               7               13               60                1             127
Provision for loan losses ......................             528              719              505              400             350
                                                        --------         --------         --------         --------         -------
Balance, December 31 ...........................        $  3,032         $  2,511         $  1,805         $  1,360         $   961
                                                        ========         ========         ========         ========         =======

Total gross loans:
   Average .....................................        $217,128         $168,363         $122,526         $ 95,404         $68,771
   Year-end ....................................         239,445          199,224          140,348          108,857          83,085

Ratios:
Net charge-offs to:
   Average loans ...............................              --             0.01%            0.05%              --            0.19%
   Loans at year-end ...........................              --             0.01%            0.04%              --            0.15%
   Allowance for loan losses ...................            0.23%            0.52%            3.32%            0.04%          13.22%
   Provision for loan losses ...................            1.33%            1.81%           11.88%            0.13%          36.29%

Allowance for loan losses to:
   Total gross loans at year-end ...............            1.27%            1.26%            1.29%            1.25%           1.16%
   Non-performing loans(1) .....................             N/M          1307.81%          106.74%          209.64%          88.75%

----------
(1) Ratio is not meaningful as of December 31, 2000 since there were no non-performing loans.

                              Non-Performing Assets

December 31,                                                             2000        1999         1998          1997          1996
------------                                                             ----        ----        ------        ------        ------
                                                                                           (Dollars in thousands)
Loans past due 90 days or more and accruing
   Real estate-construction ......................................       $ --        $ --        $   --        $   --        $  211
   Real estate-residential .......................................         --          55           605           146            --
   Commercial ....................................................         --           1             6            --            --
   Consumer ......................................................         --          --            --             5             1
                                                                         ----        ----        ------        ------        ------
     Total loans past due 90 days or more and accruing ...........         --          56           611           151           212
Loans accounted for on a non-accrual basis
   Real estate-construction ......................................         --          --            --            --           299
   Real estate-residential .......................................         --         136            25           299            --
   Real estate-multi-family ......................................         --          --           890            --            --
   Real estate-commercial ........................................         --          --           165           192           572
   Consumer ......................................................         --          --            --             7            --
                                                                         ----        ----        ------        ------        ------
     Total non-accrual loans .....................................         --         136         1,080           498           871
   Other real estate owned .......................................        252          --           200           638           389
                                                                         ----        ----        ------        ------        ------
     Total non-performing assets .................................       $252        $192        $1,891        $1,287        $1,472
                                                                         ====        ====        ======        ======        ======
Ratio of non-performing loans to total loans(1) ..................        N/M        0.10%         1.20%         0.60%         1.30%
Ratio of non-performing assets to total assets ...................       0.07%       0.06%         0.76%         0.67%         0.96%

----------
(1) Ratio is not meaningful as of December 31, 2000 since there were no non-performing loans.

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. Non-performing assets represented 0.07% of total assets at December 31, 2000 compared to 0.06% at December 31, 1999. Approximately $174,000 of the non-performing assets at December 31, 1999 were paid off in 2000 resulting in a $7,000 charge-off against the allowance for loan losses. Non-performing assets at December 31, 2000 consist entirely of other real estate owned.

      Non-accrual loans are those where the accrual of interest has stopped. Non-consumer loans are placed on non-accrual status immediately if we believe that collection is doubtful or when principal or interest is past due 90 days or more. We do not automatically place consumer loans on non-accrual status when principal or interest payments are 90 days past due. Instead most consumer loans are charged-off when deemed uncollectible or after reaching 120 days past due. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. We record subsequent cash receipts as either a reduction of the outstanding principal or as interest income, depending on our assessment of the ultimate collectibility of principal and interest. Non-accruing loans decreased $136,000 during 2000 due mostly to the repayment of loans as previously mentioned. There were no non-accruing loans at December 31, 2000. No interest income was recognized on non-accrual loans in 2000 or 1999. Interest foregone on non-accrual loans totaled $14,000 and $58,000 in 2000 and 1999, respectively.

     Potential problem loans are those loans that we believe require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. Potential problem loans totaled $3,666,000 and $4,635,000 at December 31, 2000 and 1999, respectively. Most of these loans are secured by real estate. Potential problem loans decreased in 2000 due primarily to the improved credit quality of one loan.

Other Real Estate Owned

     Other real estate owned totaled $252,000 at December 31, 2000 and consisted of seven residential properties. We expect to sell these properties upon receiving clear title.

     We had no other real estate owned at December 31, 1999.

Premises and Equipment

     Premises and equipment increased $1,046,000 during 2000 to $4,853,000. This increase relates primarily to the expenditures for our two new branch offices including the construction of our Montgomeryville office, and purchases of additional furniture, fixtures and equipment. Our Montgomeryville and Bensalem offices opened in October 2000.

Deferred Taxes

     Deferred taxes decreased $639,000 during 2000 to $2,703,000. The change was mostly due to the $827,000 decrease in the tax effect on unrealized losses in our investments AFS. The offsetting $188,000 increase relates primarily to the provision for loan losses.

Deposits

     Premier Bank, a traditional community-based bank, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and a stable and experienced staff. Core deposits, which exclude time deposits greater than $100,000, grew $58,632,000 or 29% during 2000 to $259,869,000. Most of this growth occurred in time deposits and money market accounts due to our aggressive promotion of a 9-month and a 23-month certificate of deposit and a personal cash management money market account. Time deposits and money market accounts grew $49,204,000 and $14,347,000, respectively, in 2000. Savings accounts decreased $10,542,000 or 21% in 2000. Total time deposits at December 31, 2000 were $193,736,000 or 64% of total deposits, of which $74,954,000 mature after one year.

     Total deposits increased $65,812,000 or 28% during 2000 to $303,293,000. Total average deposits increased $56,593,000 or 26% in 2000 and $45,451,000 or 27% in 1999. Non-interest-bearing deposits are an important source of funds for a bank because they lower overall deposit costs. These accounts increased $4,893,000 or 26% on average during 2000 to $23,640,000. However, the majority of our deposit mix remains concentrated in savings and time deposits. At December 31, 2000, average savings accounts and average time deposits were 18% and 63% of total average deposits, respectively. At December 31, 1999, average savings accounts and average time deposits were 26% and 56% of total average deposits, respectively.

     We will continue to grow deposits through promotions, business development programs, maturation of existing branches and branch expansion. In December 1999 the bank opened its fifth branch in Bethlehem, Pennsylvania. In October 2000 the bank opened its sixth and seventh Pennsylvania branches in Montgomeryville and Bensalem, respectively. The bank also opened a limited service branch at Heritage Towers in Doylestown, Pennsylvania in July 2000. We currently have no plans for additional branches in 2001.

     The growth of mutual funds over the past decade has made it increasingly difficult for community-based financial institutions like Premier Bank to attract deposits. The continued flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans, as well as a generally strong economy, have, until recently, fueled high returns for these investments, and in particular certain equity funds. These returns perpetuated the flow of additional investment dollars into mutual funds and other products not traditionally offered by banks. In addition, insurance companies recently have become more significant competitors for deposits through their thrift subsidiaries.

                    Average Deposits by Major Classification

For the Years Ended December 31,                            2000                         1999                         1998
--------------------------------                     --------------------         --------------------         --------------------
                                                     Balance         Rate         Balance         Rate         Balance         Rate
                                                     -------         ----         -------         ----         -------         ----
                                                                                 (Dollars in thousands)
Non-interest-bearing deposits ...............        $ 23,640          --         $ 18,747          --         $ 13,628          --
Interest checking ...........................          22,079        2.54%          18,365        2.58%          12,858        2.61%
Money market deposit accounts ...............           6,512        5.05%           1,446        2.56%           1,720        2.56%
Savings accounts ............................          47,776        3.49%          55,138        3.42%          50,679        3.76%
Time deposits ...............................         171,065        6.02%         120,783        5.32%          90,143        5.73%
                                                     --------        ----         --------        ----         --------        ----
   Total ....................................        $271,072        4.74%        $214,479        4.11%        $169,028        4.41%
                                                     ========        ====         ========        ====         ========        ====

                  Maturity of Time Deposits of $100,000 or more

     December 31,                                                    2000
     ------------                                               --------------
                                                                (In thousands)
     Three months or less .................................        $10,701
     Over three through six months ........................         10,855
     Over six through twelve months .......................          9,569
     Over twelve months ...................................         12,299
                                                                   -------
       Total ..............................................        $43,424
                                                                   =======

Other Liabilities

   Other liabilities increased $3,291,000 during 2000 to $5,422,000. The majority of this increase relates to a $977,000 increase in our official checking accounts and a $2,000,000 accrual for a security purchase settling in January 2001. Official checking accounts are primarily used for disbursements to customers and vendors. Official checking account balances fluctuate daily due to the timing of payments.

Capital

Capital Requirements

     A strong capital position is fundamental to support the continued growth of our institution. In addition, we are subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders' equity plus the allowable portion of the minority interest in equity of subsidiaries, minus unrealized gains or plus unrealized losses on available for sale securities, and minus certain intangible assets), Tier II capital (which includes a portion of the allowance for loan losses, minority interest in equity of subsidiaries and subordinated debt), and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet financial instruments, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

     At December 31, 2000, we believe that the company and bank are "well capitalized" and in compliance with all regulatory capital requirements.

     Premier Bancorp, Inc.'s capital components are depicted in the following table.

                               Capital Components

December 31,                                                                   2000                 1999
------------                                                                 --------             --------
                                                                                     (In thousands)
Tier I
Shareholders' equity ..................................................      $ 16,455             $ 12,647
Allowable portion of minority interest in equity of subsidiary ........         6,580                5,846
Net unrealized security losses (gains) ................................         3,283                4,891
                                                                             --------             --------
Total Tier I capital ..................................................      $ 26,318             $ 23,384
                                                                             ========             ========

Tier II
Allowable portion of minority interest in equity of subsidiary ........      $  3,420             $  4,154
Allowable portion of the allowance for loan losses ....................         3,032                2,511
Allowable portion of subordinated debt ................................         1,500                1,500
                                                                             --------             --------
Total Tier II capital .................................................      $  7,952             $  8,165
                                                                             ========             ========

Total capital .........................................................      $ 34,270             $ 31,549
Risk-weighted assets ..................................................      $284,544             $241,357

     The following table compares Premier Bancorp, Inc.'s capital ratios to the "adequately capitalized" and "well capitalized" regulatory requirements.

                                 Capital Ratios

                                                                           "Adequately      "Well
                                                                           Capitalized"   Capitalized"
December 31,                                            2000      1999        Ratios        Ratios
------------                                           -----     -----     ------------   ------------
Total risk-based capital/risk-weighted assets ......   12.04%    13.07%       8.00%         10.00%
Tier I capital/risk-weighted assets ................    9.25%     9.69%       4.00%          6.00%
Tier I capital/average assets (leverage ratio) .....    7.41%     7.33%       4.00%          5.00%

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

     The bank's ability to pay dividends is subject to the regulatory restrictions set forth in the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the Federal Deposit Insurance Act. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings, which were $10,756,000 at December 31, 2000. Cash dividends require Federal Reserve Board approval if the total of all cash dividends declared by the bank in any calendar year, including the proposed cash dividend, exceeds the total of the bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. The Federal Deposit Insurance Act generally prohibits all payments of dividends by any bank that is in default of any FDIC assessment. As of December 31, 2000 and 1999, the bank was not in default of any FDIC assessments.

     As a practical matter, we have not paid and do not plan to pay cash dividends in the foreseeable future. All earnings are being retained to help finance the continued growth of the institution. The growth rate of the institution continues to exceed returns on equity. If this trend continues, we will need additional capital. The formation of the holding company in November 1997 was largely for the purpose of providing additional capital raising alternatives. On August 11, 1998, our wholly-owned subsidiary, PBI Capital Trust, issued $10,000,000 in capital securities. Proceeds from the capital securities provided us with additional Tier I and Tier II capital. The capital securities, which represent the minority interest in equity accounts of subsidiary, are limited to 25% of Tier I capital. As other components of equity grow, a greater portion of the capital securities will count towards Tier I capital.

     We issued 286,036 shares at $10.48 per share during a stock offering from December 22, 1998 to March 31, 1999 after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Net proceeds of this offering were $2,850,000. We used the net proceeds of this stock offering for general corporate purposes, including investments in the bank that increased the bank's capital position and loans to one borrower lending limits. In addition, we used these proceeds to support the continuing development of the bank's franchise.

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

     During 2000, operating and financing activities provided cash and cash equivalents of $8,164,000 and $27,755,000, respectively, while investing activities used $36,384,000. The cash provided by financing activities principally came from a $65,812,000 increase in deposits. Other significant sources of cash included principal repayments on loans and mortgage-backed securities and sales and calls of investment securities. Together, this cash was primarily used for loan originations and the repayment of borrowings. During 2000, loans grew $40,480,000 and borrowings decreased by $38,133,000.

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

     If the bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of one of the following: $6,000,000 unsecured federal funds line of credit with its correspondent bank and the bank's $63,223,000 borrowing limit at the Federal Home Loan Bank. The bank could also sell or reverse repurchase investment securities. At December 31, 2000, the bank had $785,000 in overnight borrowings outstanding with its correspondent bank.

     Regulation D of the Federal Reserve Board requires all depository institutions to maintain reserves on transaction accounts. Under Regulation D the bank's reserve requirement was $2,114,000 as of December 31, 2000. In addition, we were required to maintain $346,000 in cash reserves at our correspondent bank as of December 31, 2000.

     At December 31, 2000, certain investment securities were pledged as collateral for customer repurchase agreements and for public funds on deposit. In addition, one investment security was pledged to satisfy a reserve requirement of our capital securities issue. At December 31, 2000, an estimated $26,113,000 in investment securities were pledged for these combined purposes.

Recent Accounting Pronouncements

   Derivative Instruments and Hedging Activities

     In June 1998 the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended. This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133, as amended, is required for all fiscal quarters of fiscal years beginning after June 15, 2000 with earlier adoption permitted. We adopted this Statement on January 1, 2001 and there was no impact of adoption on earnings, financial condition or equity. At December 31, 2000 we did not own any derivatives covered by the Statement or conduct any hedging activities.

   Transfers and Servicing of Financial Assets and Extinguishments of
   Liabilities

     In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement supercedes and replaces the guidance in Statement No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement No. 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. We have not yet determined the impact, if any, of this Statement on our financial condition, results of operation, equity, or disclosure.

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

Item 7 -- Financial Statements and Supplementary Data

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-KSB on the following pages:

                                                                                               Page
                                                                                               ----
Independent Auditors' Report ................................................................   28
Consolidated Statements of Financial Condition ..............................................   29
Consolidated Statements of Operations .......................................................   30
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) .............   31
Consolidated Statements of Cash Flows .......................................................   32
Notes to Consolidated Financial Statements ..................................................   33

     (b) A summary of quarterly results for the years 2000 and 1999 is as follows.

                       Summary of Quarterly Financial Data

                                                                                Quarters Ended 2000
                                                     ---------------------------------------------------------------------
                                                     December 31        September 30          June 30             March 31
                                                     -----------        ------------          -------             --------
                                                                       (In thousands, except per share data)
Interest income ....................................   $7,081              $6,790              $6,525              $6,297
Interest expense ...................................    4,210               3,950               3,654               3,480
                                                       ------              ------              ------              ------
Net interest income ................................    2,871               2,840               2,871               2,817
Provision for loan losses ..........................      128                 125                 125                 150
Non-interest income ................................       96                  89                  76                  58
Non-interest expense ...............................    2,185               2,049               2,006               2,214
                                                       ------              ------              ------              ------
Income before income tax ...........................      654                 755                 816                 511
Income tax expense .................................      169                 186                 212                 108
                                                       ------              ------              ------              ------
Net income .........................................   $  485              $  569              $  604              $  403
                                                       ======              ======              ======              ======
Basic earnings per share ...........................   $ 0.16              $ 0.18              $ 0.19              $ 0.13
Diluted earnings per share .........................     0.15                0.17                0.18                0.12

                                                                                Quarters Ended 1999
                                                     ---------------------------------------------------------------------
                                                     December 31        September 30          June 30             March 31
                                                     -----------        ------------          -------             --------
                                                                       (In thousands, except per share data)
Interest income ....................................   $6,099              $5,742              $5,260              $4,828
Interest expense ...................................    3,266               2,984               2,721               2,449
                                                       ------              ------              ------              ------
Net interest income ................................    2,833               2,758               2,539               2,379
Provision for loan losses ..........................      168                 199                 185                 167
Non-interest income ................................        8                  18                  55                  43
Non-interest expense ...............................    1,976               1,721               1,551               1,496
                                                       ------              ------              ------              ------
Income before income tax ...........................      697                 856                 858                 759
Income tax expense .................................      168                 211                 198                 188
                                                       ------              ------              ------              ------
Net income .........................................   $  529              $  645              $  660              $  571
                                                       ======              ======              ======              ======
Basic earnings per share ...........................   $ 0.17              $ 0.21              $ 0.22              $ 0.20
Diluted earnings per share .........................     0.16                0.19                0.20                0.18

[LOGO]
 KPMG

          1600 Market Street
          Philadelphia, PA 19103-7212

                          Independent Auditors' Report


The Board of Directors
Premier Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Premier Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

January 26, 2001
Philadelphia, Pennsylvania


[LOGO] KPMG LLP.KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

                             PREMIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,                                                                                               2000              1999
------------                                                                                             ---------        ---------
                                                                                                           (Dollars in thousands,
                                                                                                              except share data)
Assets:
Cash and due from banks ..........................................................................       $   7,970        $   4,646
Federal funds sold ...............................................................................              --            3,436
Interest-bearing deposits ........................................................................              56              409
                                                                                                         ---------        ---------
Cash and cash equivalents ........................................................................           8,026            8,491
Investment securities:
   Held to maturity (fair value $5,912 in 2000 and $6,842 in 1999) ...............................           6,026            6,881
   Available for sale (amortized cost $99,548 in 2000 and $104,486 in 1999) ......................          94,573           97,076
Loans receivable (net of allowance for loan losses of $3,032 in 2000
   and $2,511 in 1999) ...........................................................................         235,552          196,121
Other real estate owned ..........................................................................             252               --
Premises and equipment ...........................................................................           4,853            3,807
Accrued interest receivable ......................................................................           2,517            2,174
Deferred income taxes ............................................................................           2,703            3,342
Other assets .....................................................................................             699              768
                                                                                                         ---------        ---------
Total assets .....................................................................................       $ 355,201        $ 318,660
                                                                                                         =========        =========

Liabilities, minority interest in subsidiary and shareholders' equity:
Deposits .........................................................................................       $ 303,293        $ 237,481
Borrowings .......................................................................................          14,404           52,537
Accrued interest payable .........................................................................           4,127            2,364
Other liabilities ................................................................................           5,422            2,131
Subordinated debt ................................................................................           1,500            1,500
                                                                                                         ---------        ---------
Total liabilities ................................................................................         328,746          296,013

Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
  holding solely junior subordinated debentures of the corporation ...............................          10,000           10,000

Commitments and contingencies (Note 15)

Shareholders' equity:
Common stock-- $0.33 par value; 30,000,000 shares authorized; issued and outstanding
   3,105,248 at December 31, 2000 and 3,078,914 at December 31, 1999 .............................           1,025            1,016
Additional paid-in capital .......................................................................          11,792           11,662
Retained earnings ................................................................................           6,921            4,860
Accumulated other comprehensive loss .............................................................          (3,283)          (4,891)
                                                                                                         ---------        ---------
Total shareholders' equity .......................................................................          16,455           12,647
                                                                                                         ---------        ---------
Total liabilities, minority interest in subsidiary and shareholders' equity ......................       $ 355,201        $ 318,660
                                                                                                         =========        =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,                                                                        2000               1999
--------------------------------                                                                     ----------         -----------
                                                                                                          (In thousands, except
                                                                                                              per share data)
Interest income:
   Loans ...................................................................................         $   18,954         $    14,497
   Federal funds sold and interest-bearing deposits ........................................                499                 134
Investments:
   Taxable .................................................................................              6,356               6,338
   Tax-exempt ..............................................................................                884                 960
                                                                                                     ----------         -----------
Total interest income ......................................................................             26,693              21,929
Interest expense:
   Deposits ................................................................................             12,854               8,822
   Borrowings ..............................................................................              2,440               2,598
                                                                                                     ----------         -----------
Total interest expense .....................................................................             15,294              11,420
Net interest income ........................................................................             11,399              10,509
Provision for loan losses ..................................................................                528                 719
                                                                                                     ----------         -----------
Net interest income after loan loss provision ..............................................             10,871               9,790
Non-interest income:
   Service charges and other fees ..........................................................                287                 194
   Gain (loss), net, on sale of investment securities available for sale ...................                  3                (151)
   Gain on sale of loans held for sale .....................................................                 29                  81
                                                                                                     ----------         -----------
Total non-interest income ..................................................................                319                 124
Non-interest expense:
   Salaries and employee benefits ..........................................................              3,873               3,163
   Occupancy ...............................................................................                641                 433
   Data processing .........................................................................                841                 667
   Professional services ...................................................................                377                 264
   Marketing ...............................................................................                484                 306
   Minority interest in expense of subsidiary ..............................................                873                 866
   Other ...................................................................................              1,365               1,045
                                                                                                     ----------         -----------
Total non-interest expense .................................................................              8,454               6,744
Income before income tax ...................................................................              2,736               3,170
Income tax expense .........................................................................                675                 765
                                                                                                     ----------         -----------
Net income .................................................................................         $    2,061         $     2,405
                                                                                                     ==========         ===========

Earnings per share:
   Basic ...................................................................................         $     0.67         $      0.80
   Diluted .................................................................................         $     0.61         $      0.72
Weighted average number of shares outstanding:
   Basic ...................................................................................          3,097,450           3,016,893
   Diluted .................................................................................          3,357,424           3,341,208


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             PREMIER BANCORP, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)

                                                                   For the Years Ended December 31, 2000 and 1999
                                                     -------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                 Additional                 Other          Total
                                                     Comprehensive   Common       Paid-In    Retained   Comprehensive  Shareholders'
                                                     Income (Loss)    Stock       Capital    Earnings   Income (Loss)     Equity
                                                     -------------   ------      ----------  --------   -------------  -------------
                                                                                      (In thousands)
Balance as of December 31, 1998 ...................                   $  913      $ 8,798      $2,455      $  (399)      $ 11,767
Comprehensive income (loss)
   Net income .....................................     $ 2,405           --           --       2,405           --          2,405
   Other comprehensive income (loss),
     net of tax
     Unrealized losses on investment
        securities available for sale .............      (4,567)          --           --          --           --             --
     Less: reclassification adjustment for
        losses included in net income .............          75           --           --          --           --             --
                                                        -------
   Other comprehensive loss .......................      (4,492)          --           --          --       (4,492)        (4,492)
                                                        -------
Comprehensive income (loss) .......................     $(2,087)          --           --          --           --             --
                                                        =======
Stock issued from stock offering ..................                       96        2,754          --           --          2,850
Stock issued for options exercised ................                        7          110          --           --            117
                                                                      ------      -------      ------      -------       --------
Balance as of December 31, 1999 ...................                   $1,016      $11,662      $4,860      $(4,891)      $ 12,647
                                                                      ======      =======      ======      =======       ========
Comprehensive income (loss)
   Net income .....................................     $ 2,061       $   --      $   --       $2,061      $    --       $  2,061
   Other comprehensive income (loss),
     net of tax
     Unrealized gains on investment
        securities available for sale .............       1,610           --           --          --           --             --
     Less: reclassification adjustment
        for (gains) losses included in net
        income ....................................          (2)          --           --          --           --             --
                                                        -------
     Other comprehensive income ...................       1,608                                              1,608          1,608
                                                        -------
Comprehensive income (loss) .......................     $ 3,669           --           --          --           --             --
                                                        =======
Stock issued for options exercised ................                        9          130          --           --            139
                                                                      ------      -------      ------      -------       --------
Balance as of December 31, 2000 ...................                   $1,025      $11,792      $6,921      $(3,283)      $ 16,455
                                                                      ======      =======      ======      =======       ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             PREMIER BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                                                             2000            1999
--------------------------------                                                                           --------        --------
                                                                                                                (In thousands)
Operating activities:
  Net income .......................................................................................       $  2,061        $  2,405
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation expense ...........................................................................            459             351
    Provision for loan losses ......................................................................            528             719
    Write-off of capitalized costs .................................................................             68              --
    Amortization of premiums and discounts on investment securities held to maturity ...............              7              11
    Amortization of premiums and discounts on investment securities available for sale .............            120             135
    (Gain) loss on sale of investment securities available for sale ................................             (3)            151
    Gain on sale of loans held for sale ............................................................            (29)            (81)
    Originations of loans held for sale ............................................................         (4,727)         (9,421)
    Proceeds from sale of loans held for sale ......................................................          4,756          11,129
    Increase in accrued interest receivable ........................................................           (343)           (389)
    Increase in deferred tax asset .................................................................           (188)           (203)
    Decrease (increase) in other assets ............................................................             69             (31)
    Increase in deferred loan fees .................................................................            269             149
    Increase in accrued interest payable ...........................................................          1,763             833
    Increase (decrease) in other liabilities .......................................................          3,354          (1,013)
                                                                                                           --------        --------
Net cash provided by operating activities ..........................................................          8,164           4,745
                                                                                                           --------        --------
Investing activities:
  Proceeds from sale of investment securities available for sale ...................................          5,474          19,716
  Repayment of investment securities available for sale ............................................          5,757           4,517
  Purchase of investment securities available for sale .............................................         (6,410)        (34,512)
  Repayment of investment securities held to maturity ..............................................            848             599
  Purchase of investment securities held to maturity ...............................................             --          (1,999)
  Net increase in loans receivable .................................................................        (40,480)        (59,754)
  Proceeds from sale of other real estate owned ....................................................             --           1,064
  Purchases of premises and equipment ..............................................................         (1,573)         (2,520)
                                                                                                           --------        --------
Net cash used in investing activities ..............................................................        (36,384)        (72,889)
                                                                                                           --------        --------
Financing activities:
  Net increase in deposits .........................................................................         65,812          46,255
  Net (decrease) increase in borrowings less than 90 days ..........................................        (28,133)         27,601
  Increase in borrowings greater than 90 days ......................................................             --          10,000
  Repayment of borrowings greater than 90 days .....................................................        (10,000)        (15,000)
  Proceeds from common stock offering ..............................................................             --           2,850
  Proceeds from exercised stock options ............................................................             76              29
                                                                                                           --------        --------
Net cash provided by financing activities ..........................................................         27,755          71,735
                                                                                                           --------        --------
(Decrease) increase in cash and cash equivalents ...................................................           (465)          3,591

Cash and cash equivalents:
  Beginning of year ................................................................................          8,491           4,900
                                                                                                           --------        --------
  End of year ......................................................................................       $  8,026        $  8,491
                                                                                                           ========        ========
Supplemental disclosures:
  Cash payments for:
    Interest expense ...............................................................................       $ 13,531        $ 10,587
    Taxes ..........................................................................................            660           1,075
Supplemental disclosure of noncash activities:
  Change in the estimated fair value of investment securities available for sale ...................       $  2,435        $ (6,805)
  Change in deferred tax asset related to investment securities available for sale .................           (827)          2,313
  Tax effect of exercised stock options ............................................................             63              89
  Transfer of loans to other real estate owned .....................................................            252             864


    The accompanying notes are an integral part of the
                       consolidated financial statements.

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business

     Premier Bancorp, Inc. was incorporated under the laws of the Commonwealth of Pennsylvania on July 15, 1997. We reorganized as the one-bank holding company of Premier Bank on November 17, 1997. In December 2000, we became a registered financial holding company. Premier Bancorp, Inc., through our subsidiary bank, Premier Bank, provides a full range of banking services to individual and corporate customers through our branch banking system located in Bucks, Montgomery and Northampton Counties in Pennsylvania, all of which we manage as one operating segment. Premier Bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia and of the Federal Deposit Insurance Corporation. The bank competes with other financial institutions and other financial services companies with respect to services offered and customers. We are regulated by certain federal agencies and are periodically examined by them.

   Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of Premier Bancorp, Inc. and our wholly-owned subsidiaries: Premier Bank, PBI Capital Trust and Lenders Abstract, LLC. We prepared these statements in accordance with accounting principles generally accepted in the United States of America as applied to the banking industry. All significant intercompany accounts and transactions were eliminated in the consolidated financial statements. We reclassified certain previously reported amounts to conform to current presentation standards. These reclassifications had no effect on net income.

   Use of Estimates

     In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the carrying value of other real estate owned.

   Investment Securities

     Debt and equity securities are classified as either held to maturity ("HTM") securities, trading or as available for sale ("AFS") securities. We classify investment securities that we have the positive intent and ability to hold to maturity as HTM securities. We report HTM securities at amortized cost. We classify investment securities that are not HTM or held for trading purposes as AFS securities. We report AFS securities at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. We do not engage in any trading activities. We determine the appropriate classification of securities at the time of purchase.

     AFS securities include securities that we intend to use as part of our asset/liability management strategy and that may be sold in response to changes in market interest rates and related changes in the securities' prepayment risk or to meet liquidity needs. The majority of our investment portfolio is classified as available for sale.

     Premiums and discounts on debt securities are recognized in interest income using a constant yield method. Gains and losses on sales of investment securities are computed on the specific identification basis and included in non-interest income based on trade date.

     Equity securities are limited to stocks owned in the Federal Reserve Bank, the Federal Home Loan Bank of Pittsburgh and the Atlantic Central Bankers Bank. We report these securities at cost, which approximates liquidation value.

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-- (Continued)

   Loans

     Loans are stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income is accrued on the principal amount outstanding. Loan origination fees and related direct costs are deferred and amortized to income over the term of the respective loan and loan commitment period as a yield adjustment.

     Non-accrual loans are those on which the accrual of interest has stopped. Non-consumer loans are generally placed on non-accrual status if we believe that collection is doubtful, or when principal or interest is past due 90 days or more. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. We record subsequent cash receipts as either a reduction of outstanding principal or as interest income depending on our assessment of the ultimate collectibility of principal and interest. We return loans to accrual status when the borrower's ability to make periodic principal and interest payments has returned to normal (i.e., brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest. We do not automatically place consumer loans on non-accrual status when principal or interest payments are 90 days past due. Instead, most consumer loans are charged-off when deemed uncollectible or after reaching 120 days past due.

     Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We recognize interest income on impaired loans in the same manner as for non-accrual loans discussed above.

   Loans Held for Sale

     Residential mortgages held for sale are carried at the lower of aggregate cost or market value. Gains and losses on residential mortgages held for sale are included in non-interest income. We release the servicing of these loans to the purchaser when sold.

   Allowance for Loan Losses

     The provision for loan losses charged to operating expense reflects the amount that we consider appropriate to produce an adequate reserve for losses, both known and inherent, in the existing loan portfolio. Our judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. We charge loan losses directly against the allowance for loan losses while recoveries on previously charged-off loans are added to the allowance.

     We use estimates to determine the allowance for loan losses. We consider a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.

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

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

   Premises and Equipment

     We record premises and equipment at cost, less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows: buildings -- 15 to 40 years; leasehold improvements -- lesser of the useful life or lease term; equipment -- 5 to 10 years; and software -- 3 years. We charge expenditures for maintenance and repairs to operations as incurred. We record gains or losses on the sale of these assets when realized. We carry land at cost.

   Other Real Estate Owned

     Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We report other real estate owned at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. We capitalize costs relating to the development or improvement of properties. We expense costs related to the operation and maintenance of properties as incurred. We record gains and losses through earnings when we dispose of these properties.

   Income Taxes

     We file a consolidated federal income tax return. To provide for income taxes, we use the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

   Earnings Per Share

     We calculated basic earnings per common share using the weighted-average number of shares outstanding, after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000 and paid on March 10, 2000. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period.

   Stock Options

     We account for our stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations as permitted by Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, we record compensation on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement No. 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma net income and pro-forma earnings per share disclosures for stock option grants made in 1995 and subsequent years as if the fair value based method defined in Statement No. 123 had been applied. We elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro-forma disclosure provisions of Statement No. 123.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)


Recent Accounting Pronouncements

   Derivative Instruments and Hedging Activities

     In June 1998 the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended. This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133, as amended, is required for all fiscal quarters of fiscal years beginning after June 15, 2000 with earlier adoption permitted. We adopted this Statement on January 1, 2001 and there was no impact of adoption on earnings, financial condition or equity. At December 31, 2000 we did not own any derivatives covered by the Statement or conduct any hedging activities.

   Transfers and Servicing of Financial Assets and Extinguishments of
   Liabilities

     In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement supercedes and replaces the guidance in Statement No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement No. 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. We have not yet determined the impact, if any, of this Statement on our financial condition, results of operation, equity, or disclosure.

NOTE 2 -- STOCK DIVIDEND

     On February 17, 2000, we declared a 5% common stock dividend to shareholders of record as of February 29, 2000 and payable March 10, 2000. We restated the number of shares and per share amounts to reflect this event as of the earliest date presented herein.

NOTE 3 -- CASH AND DUE FROM BANKS

     The bank is required to maintain certain daily average reserve balances in accordance with Federal Reserve Board requirements. At December 31, 2000 and 1999 the FRB reserve requirement was $2,114,000 and $1,222,000, respectively. In addition, the bank was required to maintain $346,000 in cash reserves at its correspondent bank at December 31, 2000 and 1999.

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- INVESTMENT SECURITIES

     The amortized cost and estimated fair values of investment securities at December 31, 2000 and 1999 were as follows.

                                                                                           Gross          Gross            Estimated
                                                                         Amortized      Unrealized      Unrealized           Fair
                                                                            Cost           Gains          Losses             Value
                                                                         ---------      ----------      ----------         ---------
                                                                                               (In thousands)
December 31, 2000
-----------------
Held to Maturity:
Mortgage-backed securities ......................................         $    529          $ --          $    (5)          $   524
U.S. government agency obligations ..............................            4,997                           (109)            4,888
Other debt securities ...........................................              500            --               --               500
                                                                          --------          ----          -------           -------
Total investment securities held to maturity ....................         $  6,026          $ --          $  (114)          $ 5,912
                                                                          ========          ====          =======           =======
Available for Sale:
Mortgage-backed securities ......................................         $ 45,764          $ 23          $  (645)          $45,142
U.S. government agency obligations ..............................            4,344            26               (7)            4,363
Municipal securities ............................................           17,856            --             (564)           17,292
Equity securities ...............................................            1,933            --               --             1,933
Corporate bonds .................................................           29,536            --           (3,808)           25,728
Other debt securities ...........................................              115            --               --               115
                                                                          --------          ----          -------           -------
Total investment securities available for sale ..................         $ 99,548          $ 49          $(5,024)          $94,573
                                                                          ========          ====          =======           =======

                                                                                           Gross          Gross            Estimated
                                                                         Amortized      Unrealized      Unrealized           Fair
                                                                            Cost           Gains          Losses             Value
                                                                         ---------      ----------      ----------         ---------
                                                                                               (In thousands)
December 31, 1999
-----------------
Held to Maturity:
Mortgage-backed securities ......................................         $  1,384          $ --          $   (18)          $ 1,366
U.S. government agency obligations ..............................            4,997            --              (21)            4,976
Other debt securities ...........................................              500            --               --               500
                                                                          --------          ----          -------           -------
Total investment securities held to maturity ....................         $  6,881          $ --          $   (39)          $ 6,842
                                                                          ========          ====          =======           =======
Available for Sale:
Mortgage-backed securities ......................................         $ 50,010          $  2          $(2,762)          $47,250
U.S. government agency obligations ..............................            5,000             3               (5)            4,998
Municipal securities ............................................           17,860            --           (2,058)           15,802
Equity securities ...............................................            1,883            --               --             1,883
Corporate bonds .................................................           29,618            --           (2,590)           27,028
Other debt securities ...........................................              115            --               --               115
                                                                          --------          ----          -------           -------
Total investment securities available for sale ..................         $104,486          $  5          $(7,415)          $97,076
                                                                          ========          ====          =======           =======

     At December 31, 2000, we pledged certain investment securities as collateral for customer repurchase agreements and for public funds on deposit. In addition, we pledged one investment security to satisfy a reserve requirement of our capital securities issue. At December 31, 2000, we pledged an estimated $26,113,000 in investment securities for these combined purposes.

                              PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- INVESTMENT SECURITIES -- (Continued)

     The amortized cost and estimated fair value of investment securities AFS and HTM by contractual maturity at December 31, 2000 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                            Investment Securities   Investment Securities
                                              Held to Maturity        Available for Sale
                                            ---------------------   ----------------------
                                            Amortized  Estimated    Amortized   Estimated
                                              Cost     Fair Value     Cost      Fair Value
                                            ---------  ----------   ---------   ----------
                                                            (In thousands)
Due in one year or less ..................   $  421      $  417     $ 4,434      $ 4,375
Due after one year through five years ....      103         102      13,514       13,336
Due after five years through ten years ...    3,504       3,471      13,468       13,332
Due after 10 years .......................    1,998       1,922      68,132       63,530
                                             ------      ------     -------      -------
Total ....................................   $6,026      $5,912     $99,548      $94,573
                                             ======      ======     =======      =======

     Proceeds from sales of investment securities AFS are as follows.

     For the Years Ended December 31,                  2000          1999
     --------------------------------                 ------        -------
                                                         (In thousands)
     Proceeds ................................        $5,474        $19,716
     Gross gains .............................             7             71
     Gross losses ............................             4            222

NOTE 5 -- LOANS

                                                           December 31,
                                                      2000            1999
                                                    --------        --------
                                                          (In thousands)
     Real estate-farmland ....................      $    230        $     --
     Real estate-construction ................         4,395           3,850
     Real estate-residential .................        25,401          30,330
     Real estate-multifamily .................        13,667           9,738
     Real estate-commercial ..................       161,675         127,885
     Commercial ..............................        32,295          25,260
     Consumer ................................         1,782           2,161
                                                    --------        --------
     Total loans .............................       239,445         199,224
     Unearned income .........................           861             592
     Allowance for loan losses ...............         3,032           2,511
                                                    --------        --------
     Total loans, net ........................      $235,552        $196,121
                                                    ========        ========

     We generally lend in the Greater Delaware and Lehigh Valleys of Pennsylvania and New Jersey with a majority of our borrowers living in communities surrounding our branch offices. Most loans are collateralized in part by real estate. Accordingly, lending activities could be affected by changes in the general economy, the regional economy or real estate values.

                              PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -- LOANS -- (Continued)

     We had no impaired loans at December 31, 2000 or December 31, 1999. There was no average recorded investment in impaired loans for 2000 compared to $506,000 for 1999. No interest income was recognized on impaired loans in 1999.

     There were no non-accrual loans at December 31, 2000 compared to $136,000 at December 31, 1999. If interest on non-accrual loans had been recorded, interest income would have increased by $14,000 in 2000 and $58,000 in 1999.

     Potential problem loans are those loans that we believe require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. Potential problem loans totaled $3,666,000 and $4,635,000 at December 31, 2000 and 1999, respectively. Most of these loans are secured by real estate. Potential problem loans decreased in 2000 due to the improved credit quality of one loan.

NOTE 6 -- ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is shown below.

     For the Years Ended December 31,                   2000              1999
     --------------------------------                  -------          -------
                                                            (In thousands)
     Balance at begining of year ..................    $ 2,511          $ 1,805
     Charge-offs ..................................         (7)             (13)
     Recoveries ...................................         --               --
     Provision for loan losses ....................        528              719
                                                       -------          -------
     Balance at end of year .......................    $ 3,032          $ 2,511
                                                       =======          =======

NOTE 7 -- PREMISES AND EQUIPMENT

     Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below.

                                                              December 31,
                                                        2000              1999
                                                       -------          -------
                                                            (In thousands)
     Building .....................................    $ 2,434          $ 1,804
     Land .........................................      1,002              794
     Leasehold improvements .......................        387              321
     Furniture, fixtures and equipment ............      2,454            1,869
                                                       -------          -------
     Cost .........................................      6,277            4,788
     Accumulated depreciation and amortization ....     (1,424)            (981)
                                                       -------          -------
     Carrying value ...............................    $ 4,853          $ 3,807
                                                       =======          =======

     Depreciation and amortization expense on premises and equipment was $459,000 and $351,000 for the years ended December 31, 2000, and 1999, respectively.

     As of December 31, 2000 we lease our Bensalem branch and the Southampton branch and operations center. In addition, we lease the land occupied by our Montgomeryville branch. The Bensalem and Montgomeryville branches opened in the fourth quarter of 2000. All leases include options for renewal.

                              PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -- PREMISES AND EQUIPMENT -- (Continued)

     Required minimum annual rentals due on non-cancelable leases expiring after one year approximate $3,146,000 in the aggregate at December 31, 2000. Future minimum payments under these leases are as follows.

                                                                  Future
                                                                  Minimum
     For the Years Ending December 31,                            Payments
     ---------------------------------                            --------
                                                                (In thousands)
     2001 ....................................................     $  241
     2002 ....................................................        241
     2003 ....................................................        189
     2004 ....................................................        181
     2005 ....................................................        186
     2006 and thereafter .....................................      2,108
                                                                   ------
                                                                   $3,146
                                                                   ======

NOTE 8 -- DEPOSITS

                                                             December 31, 2000                           December 31, 1999
                                                    -----------------------------------        ------------------------------------
                                                    Weighted                                   Weighted
                                                     Average                                   Average
                                                    Interest                      % of         Interest                       % of
                                                      Rate        Amount          Total          Rate         Amount          Total
                                                    --------     --------        ------        --------      --------        ------
                                                                                  (Dollars in thousands)
Interest checking ..........................          2.53%      $ 25,690          8.47%          2.56%      $ 21,249          8.95%
Money market ...............................          5.37%        15,347          5.06%          2.55%         1,000          0.42%
Savings ....................................          3.50%        40,682         13.41%          3.41%        51,224         21.57%
Time .......................................          6.50%       193,736         63.88%          5.46%       144,532         60.86%
                                                    ------       --------        ------         ------       --------        ------
Total interest-bearing deposits ............          5.62%       275,455         90.82%          4.68%       218,005         91.80%
                                                    ======                                      ======
Non-interest-bearing deposits ..............                       27,838          9.18%                       19,476          8.20%
                                                                 --------        ------                      --------        ------
Total deposits .............................                     $303,293        100.00%                     $237,481        100.00%
                                                                 ========        ======                      ========        ======

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -- DEPOSITS -- (Continued)

     Our time deposits mature as follows:

                                          Amounts        Amounts
                                         $100,000      less than
     For the Years Ending December 31,  or greater      $100,000          Total
     ---------------------------------  ----------     ---------          -----
                                                     (In thousands)
     2001 ...........................    $ 31,125       $ 87,657        $118,782
     2002 ...........................      11,699         60,263          71,962
     2003 ...........................         500          1,738           2,238
     2004 ...........................          --            366             366
     2005 ...........................         100            253             353
     2006 and thereafter ............          --             35              35
                                         --------       --------        --------
                                         $ 43,424       $150,312        $193,736
                                         ========       ========        ========

     Interest expense on deposits is as follows:

     For the Years Ended December 31,                      2000            1999
                                                          -------         ------
                                                              (In thousands)
     Interest checking ...............................    $   560         $  473
     Money market ....................................        329             37
     Savings .........................................      1,666          1,888
     Time ............................................     10,299          6,424
                                                          -------         ------
     Total interest expense on deposits ..............    $12,854         $8,822
                                                          =======         ======

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -- BORROWINGS

                                                                                               Maximum                     Weighted
                                                                                               Amount         Average       Average
                                                                     Total                   Outstanding      Amount       Interest
                                                                    Balance      Weighted   at Month End    Outstanding      Rate
                                                                    End of        Average    During the     During the    During the
                                                                    Period         Rate        Period         Period        Period
                                                                    ------         ----        ------         ------        ------
                                                                                        (Dollars in thousands)
December 31, 2000
-----------------
Federal funds purchased and securities sold under
   agreement to repurchase .................................        $14,404        5.59%        $58,807        $38,193       6.05%

December 31, 1999
-----------------
Federal funds purchased and securities sold under
   agreement to repurchase .................................        $52,537        5.80%        $52,537        $33,735       5.25%
Long-term FHLB advances ....................................             --          --          15,000         13,315       5.42%
                                                                    -------                                    -------       ----
                                                                    $52,537                                    $47,050       5.30%
                                                                    =======                                    =======       ====

     At December 31, 2000 short-term borrowings included $785,000 in overnight federal funds purchased and $13,619,000 in overnight borrowings from customers. At December 31, 1999 short-term borrowings included $27,500,000 in borrowings from the FHLB which matured within 90 days, $18,734,000 in reverse repurchase agreements with investment banks which matured within 60 days and $6,303,000 in overnight borrowings from customers.

     All borrowings from the FHLB are secured by a blanket lien against all of the bank's assets. In addition, the FHLB's collateral policies require borrowers who exceed certain borrowing levels to deliver certain securities to them as collateral. Under this policy, the bank delivered $33,024,000 in investments as collateral to the FHLB at December 31, 1999. Repurchase agreements with investment banks were secured by $21,320,000 in investment securities at December 31, 1999. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. We control investment securities pledged as collateral for customer repurchase agreements.

     At December 31, 2000, the bank had a $6,000,000 unsecured federal funds line of credit from its correspondent bank and a $63,223,000 borrowing limit at the FHLB. At December 31, 2000, the bank had unused borrowing capacity of $5,215,000 and $63,223,000 from the correspondent bank and the FHLB, respectively. Reverse repurchase agreements generally can be transacted with other investment banks on a deal by deal basis provided we have adequate collateral.

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -- SUBORDINATED DEBT

     On January 9, 1997, the bank borrowed $1,500,000 from another financial institution for the purpose of funding its continued growth and to assist in the maintenance of certain regulatory capital ratios. The loan is unsecured and matures on January 12, 2012. The term note carries an annually adjustable rate based upon the one-year Treasury index plus 240 basis points. The interest rate on the note was 8.49% and 6.98% at December 31, 2000 and 1999, respectively. The note requires monthly interest payments for the first ten years with principal payments beginning in the eleventh year with full amortization by the maturity date. The bank can prepay the note with regulatory approval.

NOTE 11 -- EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                         For the Year Ended December 31, 2000
                                       -----------------------------------------
                                       (Dollars in thousands, except share data)
                                                                    Per share
                                        Net income     Shares        Amount
                                        ----------     ------        ------
Basic earnings per share .............    $2,061      3,097,450      $0.67
Effect of dilutive stock options .....        --        259,974      (0.06)
                                          ------      ---------      -----
Diluted earnings per share ...........    $2,061      3,357,424      $0.61
                                          ======      =========      =====

                                         For the Year Ended December 31, 1999
                                       -----------------------------------------
                                       (Dollars in thousands, except share data)
                                                                    Per share
                                        Net income     Shares        Amount
                                        ----------     ------        ------
Basic earnings per share .............    $2,405      3,016,893      $0.80
Effect of dilutive stock options .....        --        324,315      (0.08)
                                          ------      ---------      -----
Diluted earnings per share ...........    $2,405      3,341,208      $0.72
                                          ======      =========      =====

     We calculated basic earnings per share using the weighted average number of shares outstanding after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Options to purchase 700,325 and 688,326 shares of common stock were outstanding at December 31, 2000 and 1999, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share. Options to purchase 38,333, 51,998, 51,998, and 51,998 shares were anti-dilutive for the first, second, third and fourth quarters of 2000, respectively, and excluded from the calculation of earnings per diluted common share for the respective periods.

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -- INCOME TAXES

     The components of the provision for income taxes are as follows.

     For the Years Ended December 31,                     2000             1999
     --------------------------------                     -----           -----
                                                              (In thousands)
     Current tax expense ............................     $ 863           $ 968
     Deferred income tax benefit ....................      (188)           (203)
                                                          -----           -----
     Income tax expense .............................     $ 675           $ 765
                                                          =====           =====

     At December 31, 2000 and 1999, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows.

     December 31,                                         2000             1999
     ------------                                        -----            -----
                                                              (In thousands)
     Deferred tax assets:
       Unrealized net loss on investment
         securities available for sale ..............    $1,692          $2,519
       Allowance for loan loss ......................     1,031             831
       Other ........................................        28              13
                                                         ------          ------
     Total deferred tax assets ......................     2,751           3,363

     Deferred tax liabilities:
       Depreciation .................................       (26)            (21)
       Tax bad debt reserve .........................       (22)             --
                                                         ------          ------
     Total deferred tax liabilities .................       (48)            (21)
                                                         ------          ------
     Net deferred tax asset .........................    $2,703          $3,342
                                                         ======          ======

     The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, we believe it is more likely than not that we will realize the benefits of these deferred tax assets.

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -- INCOME TAXES -- (Continued)

     A reconciliation of income tax expense in the accompanying statements of operations with the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows.

     For the Years Ended December 31,                     2000             1999
     --------------------------------                     -----           -----
                                                              (In thousands)
     Tax expense at 34% rate ........................     $ 930           $1,078

     Interest from tax exempt loans and invesments ..      (268)           (300)
     Other, net .....................................        13             (13)
                                                          -----           -----
     Income tax expense .............................     $ 675           $ 765
                                                          =====           =====

NOTE 13 -- EMPLOYEE BENEFIT PLANS

     We maintain a defined contribution savings plan covering substantially all employees. The plan allows eligible employees to make contributions by salary reduction pursuant to the provisions of 401(k) of the Internal Revenue Code. We expensed $81,000 and $54,000 in discretionary matching 401(k) contributions in 2000 and 1999, respectively.

NOTE 14 -- STOCK OPTION PLAN

     The number of options and strike prices in the following discussion were provided after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000 and paid on March 10, 2000. In connection with our initial stock offering, we issued 486,497 options to purchase common stock to certain incorporators, directors, officers, and institutional investors. These options were immediately vested. The options are exercisable at a price of $2.89 per share and expire April 23, 2002. The options are transferable and contain certain customary anti-dilution clauses in the case of certain events. At December 31, 2000 and 1999, there were 397,446 and 423,780 of such options outstanding, respectively.

     In addition, we adopted a stock option program in 1995 whereby up to 315,000 options may be granted to employees or directors based on a discretionary incentive program. The exercise price of options granted under this program will be at the fair value of common stock as of the grant date. Options expire ten years from the date of grant. Options granted under this program, with the exception of 85,050 options granted in 1997, were vested immediately. The 85,050 options granted in 1997 vest over a five year period and will be fully vested in 2001. As of December 31, 2000 we issued a total of 304,074 options under this program. At December 31, 2000 and 1999 there were 302,879 and 264,546 of such options outstanding, respectively.

     A summary of our stock option activity for the years ended December 31, 2000 and 1999 is as follows.

For the Years Ended December 31,                2000                1999
--------------------------------        -------------------- -------------------
                                                    Weighted            Weighted
                                                     Average             Average
                                                    Exercise            Exercise
                                          Shares     Price    Shares     Price

Outstanding at beginning of year ....    688,326    $ 3.72    705,936    $ 3.55
Granted .............................     38,333     12.26     13,665     10.48
Exercised ...........................    (26,334)     2.89    (31,275)     2.91
                                        --------    ------   --------    ------
Outstanding at end of of year .......    700,325    $ 4.22    688,326    $ 3.72
                                        ========    ======   ========    ======
Options exercisable at end of year ..    666,305              628,791
                                        ========             ========

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 -- STOCK OPTION PLAN -- (Continued)

     The following summarizes information about stock options outstanding and exercisable at December 31, 2000 and 1999.

                                         December 31, 2000
     --------------------------------------------------------------------------------------
                         Options Outstanding                           Options Exercisable
     -----------------------------------------------------------   ------------------------
                                          Weighted
                                          Average       Weighted                   Weighted
        Range of                         Remaining       Average                    Average
        Exercise           Number       Contractual     Exercise     Number        Exercise
         Prices          Outstanding  Life (in years)     Price    Exercisable       Price
     ---------------     -----------  ---------------   --------   -----------     --------
     $          2.89      397,446          1.33         $ 2.89       397,446        $ 2.89
                3.50       12,911          5.00           3.50        12,911          3.50
                4.76      222,037          6.00           4.76       188,017          4.76
                5.71       15,933          7.00           5.71        15,933          5.71
               10.48       13,665          8.00          10.48        13,665         10.48
               12.26       38,333          9.00          12.26        38,333         12.26
     ---------------      -------          ----         ------       -------        ------
     $2.89 to $12.26      700,325          3.56         $ 4.22       666,305        $ 4.19
     ===============      =======          ====         ======       =======        ======

                                         December 31, 1999
     --------------------------------------------------------------------------------------
                         Options Outstanding                           Options Exercisable
     -----------------------------------------------------------   ------------------------
                                          Weighted
                                          Average       Weighted                   Weighted
        Range of                         Remaining       Average                    Average
        Exercise           Number       Contractual     Exercise     Number        Exercise
         Prices          Outstanding  Life (in years)     Price    Exercisable       Price
     ---------------     -----------  ---------------   --------   -----------     --------
     $          2.89      423,780          2.33         $2.89        423,780        $2.89
                3.50       12,911          6.00          3.50         12,911         3.50
                4.76      222,037          7.00          4.76        162,502         4.76
                5.71       15,933          8.00          5.71         15,933         5.71
               10.48       13,665          9.00         10.48         13,665        10.48
     ---------------      -------          ----         ------       -------        ------
     $2.89 to $10.48      688,326          4.17         $3.72        628,791        $3.62
     ===============      =======          ====         ======       =======        ======

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, the adoption of fair value accounting for stock-based compensation to employees. We elected not to adopt the fair value accounting provisions of Statement No. 123, and have instead continued to apply APB Opinion 25 and related interpretation in accounting for the plan. We have provided the required pro-forma disclosures of Statement No. 123.

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 -- STOCK OPTION PLAN -- (Continued)

     The fair value of each option using the Black Scholes options pricing model was $7.50 in 2000 and $7.32 in 1999. Significant assumptions used in the model for 2000 and 1999 grants included a weighted average risk-free rate of return of 5.25% in 2000 and 4.61% in 1999; volatility of 35% in 2000 and 50% in 1999;
expected option life of ten years for both 2000 and 1999; and no dividends for either 2000 or 1999. Had the grant date fair value provisions of Statement No. 123 been adopted, we would have recognized additional compensation expense of $371,000 in 2000 and $156,000 in 1999.

     As a result, our net income and earnings per share would have been reduced to the pro-forma amounts indicated below.

     For the Years Ended December 31,             2000              1999
     --------------------------------          ---------         ---------
                                           (In thousands, except per share data)
     Net income
       As reported ........................    $   2,061         $   2,405
        Pro-forma .........................        1,690             2,249
     Basic earnings per share
       As reported ........................    $    0.67         $    0.80
       Pro-forma ..........................         0.55              0.75
     Diluted earnings per share
       As reported ........................    $    0.61         $    0.72
       Pro-forma ..........................         0.50              0.67

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

     The bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and stand-by letters of credit is represented by the contractual or notional amount of those instruments.

     Financial instruments whose contract amounts represent credit risk at December 31, 2000 and 1999 were as follows.

                                                  Contract or notional amount
                                                  ---------------------------
                                                         December 31,
                                                       2000       1999
                                                     -------    -------
                                                       (In thousands)
     Commitments to extend credit                    $32,340    $22,018
     Stand-by letters of credit                        3,006      1,509

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 -- COMMITMENTS AND CONTINGENCIES -- (Continued)

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. The bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include inventory, property, plant and equipment, and income producing commercial properties. The commitments at December 31, 2000 were principally to originate commercial loans and other loans secured by real estate. At December 31, 2000, fixed and variable rate commitments totalled $1,927,000 and $30,413,000, respectively.

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

   Concentrations of Credit Risk

     We generally lend in the Greater Delaware and Lehigh Valleys of Pennsylvania and New Jersey with a majority of our borrowers living in communities surrounding our branches. The majority of our loan portfolio is secured by residential and commercial real estate. Accordingly, our primary concentration of credit risk is related to the real estate market in these areas. The ultimate collectibility of our loans is susceptible to changes in local market conditions, and therefore, dependent upon the local economic environment. In addition, loan concentrations are also considered to exist when there are amounts loaned or committed to be loaned to a multiple number of borrowers engaged in similar activities which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. Our loan portfolio contains many borrowers who are employed in various professions such as the medical, dental, legal, restaurant, hotel, and real estate professions.

   Legal Proceedings

     As of December 31, 2000, there were no material legal proceedings pending against us or our property.

NOTE 16 -- RELATED PARTY TRANSACTIONS

     As a matter of policy, we do not extend credit to employees, officers or directors.

     We incurred $95,000 and $107,000 in expenses for consulting services rendered by our Chairman of the Board of Directors in 2000 and 1999, respectively.

     At December 31, 1999 the bank had approximately $9,076,000 on deposit from companies related to one of the members of our Board of Directors. Approximately $8,692,000 of these deposits matured and were withdrawn in January 2000.

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     We are required to disclose the estimated fair values of our financial instruments, whether or not recognized in the balance sheet. For Premier Bancorp, Inc., as for most financial institutions, substantially all of our assets and liabilities are considered financial instruments.

     Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. For a substantial portion of our financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions regarding the amount and timing of estimated future cash flows, which are discounted to reflect varying degrees of risk. Given the uncertainties surrounding these assumptions, the reported fair values may not represent actual values of financial instruments that could have been realized as of year end or that will be realized in the future. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

     The fair value of non-interest-bearing demand deposits, interest checking accounts, money market accounts and savings accounts is equal to the carrying amount because these deposits have no stated maturity. This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, the values below may distort the actual fair value of a banking organization that is a going concern.

     The estimated fair values and carrying amounts of financial assets and liabilities are summarized as follows.

                                                                        December 31, 2000                    December 31, 1999
                                                                  ----------------------------          ----------------------------
                                                                  Estimated           Carrying          Estimated           Carrying
                                                                  Fair Value           Amount           Fair Value           Amount
                                                                  ----------          --------          ----------          --------
                                                                                            (In thousands)
Financial assets:
Cash and due from banks ................................           $  7,970           $  7,970           $  4,646           $  4,646
Federal funds sold .....................................                 --                 --              3,436              3,436
Interest-bearing deposits ..............................                 56                 56                409                409
Investment securities:
  Available for sale ...................................             94,573             94,573             97,076             97,076
  Held to maturity .....................................              5,912              6,026              6,842              6,881
Net loans ..............................................            232,246            235,552            194,716            196,121
Accrued interest receivable ............................              2,517              2,517              2,174              2,174
                                                                   --------           --------           --------           --------
Total financial assets .................................           $343,274           $346,694           $309,299           $310,743
                                                                   ========           ========           ========           ========

Financial liabilities:
Deposits with no stated maturities .....................           $109,557           $109,557           $ 92,949           $ 92,949
Deposits with stated maturities ........................            195,528            193,736            145,065            144,532
Borrowings .............................................             14,402             14,404             52,532             52,537
Subordinated debt ......................................              1,500              1,500              1,500              1,500
Accrued interest payable ...............................              4,127              4,127              2,364              2,364
                                                                   --------           --------           --------           --------
Total financial liabilities ............................           $325,114           $323,324           $294,410           $293,882
                                                                   ========           ========           ========           ========

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- (Continued)

     The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 2000 and 1999.

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

     Off-Balance-sheet instruments: Off-Balance-sheet instruments are primarily comprised of loan commitments that are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2000 and 1999 loan commitments were $32,340,000 and $22,018,000, respectively. Stand-by letters of credit were $3,006,000 and $1,509,000 at December 31, 2000 and 1999, respectively.

                              PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 -- PARENT COMPANY FINANCIAL INFORMATION

Condensed Statements of Financial Condition


December 31,                                                                   2000                  1999
------------                                                                 --------              --------
Assets:                                                                              (In thousands)
Cash on deposit with subsidiary bank ..................................      $  1,359              $  2,241
Investment securities available for sale ..............................         1,844                 1,918
Investment in subsidiaries ............................................        23,269                18,541
Deferred issuance costs on capital securities .........................           440                   456
Accrued interest receivable ...........................................            52                    30
Other .................................................................           239                   173
                                                                             --------              --------
Total assets ..........................................................      $ 27,203              $ 23,359
                                                                             ========              ========

Liabilities and shareholders' equity:
Borrowings from subsidiary trust ......................................      $ 10,310              $ 10,310
Accrued interest payable ..............................................           334                   334
Other .................................................................           104                    68
                                                                             --------              --------
Total liabilities .....................................................        10,748                10,712

Shareholders' equity:
Common stock ..........................................................         1,025                 1,016
Additional paid-in capital ............................................        11,792                11,662
Retained earnings .....................................................         6,921                 4,860
Accumulated other comprehensive loss ..................................        (3,283)               (4,891)
                                                                             --------              --------
Total shareholders' equity ............................................        16,455                12,647
                                                                             --------              --------
Total liabilities and shareholders' equity ............................      $ 27,203              $ 23,359
                                                                             ========              ========

Condensed Statements of Operations

For the Years Ended December 31,                                               2000                  1999
--------------------------------                                             --------              --------
                                                                                      (In thousands)
Interest income on investment securities available for sale ...........      $    145              $    268
Interest income on capital securities of subsidiary trust .............            27                    28
Equity in undistributed income of subsidiaries ........................         3,072                 3,260
Loss on sale of investment securities available for sale ..............            --                   (69)
                                                                             --------              --------
Total income ..........................................................         3,244                 3,487
                                                                             --------              --------
Interest expense on borrowings from subsidiary trust ..................           884                   878
Other expense .........................................................           299                   204
                                                                             --------              --------
Total expense .........................................................         1,183                 1,082
                                                                             --------              --------
Income before income taxes ............................................         2,061                 2,405
Income tax expense ....................................................            --                    --
                                                                             --------              --------
Net income ............................................................      $  2,061              $  2,405
                                                                             ========              ========

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 -- PARENT COMPANY FINANCIAL INFORMATION -- (Continued)

Condensed Statements of Cash Flows

For the Years Ended December 31,                                                   2000                  1999
--------------------------------                                                  -------              -------
Cash flows from operating activities:                                                      (In thousands)
Net income ..................................................................     $ 2,061              $ 2,405
Deduct items not affecting cash flows:
  Equity in undistributed income of subsidiaries ............................      (3,072)              (3,260)
  Amortization of deferred issuance costs on capital securities .............          16                   16
  Amortization of premiums and discounts on investment
    securities available for sale ...........................................          --                    4
  Loss on sale of investment securities available for sale ..................          --                   69
  (Increase) decrease in accrued interest receivable ........................         (22)                  37
  Decrease in other assets ..................................................          23                   57
  Decrease in accrued interest payable ......................................          --                  (15)
  Increase in other liabilities .............................................          36                   27
                                                                                  -------              -------
Net cash used in operating activities .......................................        (958)                (660)

Cash flows from investing activities:
Purchase of investment securities available for sale ........................          --               (1,024)
Proceeds from sale of investment securities available for sale ..............          --                2,959
Capital investment in subsidiary bank .......................................          --               (2,419)
                                                                                  -------              -------
Net cash used in investing activities .......................................          --                 (484)

Cash flows from financing activities:
Proceeds from common stock offering .........................................          --                2,850
Proceeds from exercised stock options .......................................          76                   29
Issuance costs related to capital securities ................................          --                  (47)
                                                                                  -------              -------
Net cash provided by financing activities ...................................          76                2,832

Net (decrease) increase in cash and cash equivalents ........................        (882)               1,688
Cash and cash equivalents at beginning of year ..............................       2,241                  553
                                                                                  -------              -------
Cash and cash equivalents at end of year ....................................     $ 1,359              $ 2,241
                                                                                  =======              =======

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 -- REGULATORY RESTRICTIONS

     We are subject to various regulatory capital requirements of federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the company's and bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     We must maintain certain minimum capital amounts and ratios to be considered adequately capitalized as set forth in the table below. We believe that we met, as of December 31, 2000 and 1999, all capital adequacy requirements to which we are subject. We believe that we were well capitalized at December 31, 2000 and 1999 under the regulatory framework for prompt corrective action provisions of Section 38 of the Federal Deposit Insurance Act.

     To be categorized as well capitalized, we must maintain the minimum ratios listed in the table below. Our capital amounts and ratios are presented in the following table.

                                                                         Required to be        Required to be
                                                        Actual      "Adequately Capitalized" "Well Capitalized"
                                                   ---------------  ------------------------ ------------------
                                                   Amount    Ratio      Amount      Ratio     Amount    Ratio
                                                   ------    -----      ------      -----     ------    -----
                                                                     (Dollars in thousands)
As of December 31, 2000
-----------------------
Total capital to risk-weighted assets
  Premier Bancorp, Inc.                           $34,272     12.04%    $22,763     8.00%    $28,454     10.00%
  Premier Bank                                     30,681     10.88%     22,566     8.00%     28,208     10.00%
Tier I capital to risk-weighted assets
  Premier Bancorp, Inc.                            26,319      9.25%     11,382     4.00%     17,073      6.00%
  Premier Bank                                     26,148      9.27%     11,283     4.00%     16,925      6.00%
Tier I capital to average assets
  Premier Bancorp, Inc.                            26,319      7.41%     14,201     4.00%     17,751      5.00%
  Premier Bank                                     26,148      7.42%     14,105     4.00%     17,632      5.00%

As of December 31, 1999
-----------------------
Total capital to risk-weighted assets
  Premier Bancorp, Inc.                           $31,549     13.07%    $19,309     8.00%    $24,136     10.00%
  Premier Bank                                     27,086     11.34%     19,113     8.00%     23,891     10.00%
Tier I capital to risk-weighted assets
  Premier Bancorp, Inc.                            23,384      9.69%      9,654     4.00%     14,481      6.00%
  Premier Bank                                     23,075      9.66%      9,556     4.00%     14,335      6.00%
Tier I capital to average assets
  Premier Bancorp, Inc.                            23,384      7.33%     12,757     4.00%     15,947      5.00%
  Premier Bank                                     23,075      7.29%     12,656     4.00%     15,819      5.00%

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 -- DIVIDEND POLICY

     Premier Bancorp, Inc.'s ability to pay dividends is dependent upon our ability to obtain dividends from our subsidiaries, principally the bank. The future dividend policy of the bank is subject to the discretion of its Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by Premier Bancorp, Inc.'s Board of Directors out of funds legally available for that purpose.

     The Pennsylvania Banking Code requires that cash dividends be declared and paid only out of the accumulated net earnings of the bank, which were $10,756,000 at December 31, 2000. Cash dividends require Federal Reserve Board approval if the total of all cash dividends declared by the bank in any calendar year, including the proposed cash dividend, exceeds the total of the bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. The Federal Deposit Insurance Act generally prohibits all payments of dividends by any bank which is in default of any FDIC assessment. As of December 31, 2000 and 1999, the bank was not in default of any FDIC assessments.

NOTE 21 -- CAPITAL SECURITIES

     On August 11, 1998, our subsidiary, PBI Capital Trust, issued $10,000,000 of 8.57% capital securities due August 15, 2028. The trust is a Delaware statutory business trust. Premier Bancorp, Inc. is the sole owner of the trust. The trust used the proceeds from the capital securities to acquire $10,000,000 in 8.57% junior subordinated deferrable interest debentures issued by Premier Bancorp, Inc. The junior subordinated debentures are the sole assets of the trust, and payments under the junior subordinated debentures are the sole revenue of the trust. We are using the proceeds from the sale of the junior subordinated debentures for general corporate purposes, including, but not limited to, investments in and advances to our subsidiary, Premier Bank, repurchases of common stock of the company, branch expansion, and funding loans. The precise amount and timing of the application of the net proceeds used for such corporate purposes depends on the funding requirements and the availability of other funds to us. Proceeds from the capital securities provide us with additional Tier I and Tier II capital.

     At December 31, 2000 and 1999, we were required to maintain a reserve account equal to one year's expense on our capital securities. This reserve is required at all times except when the ratio of our total unsecured debt to shareholders' equity is equal to or less than 70% and the bank has the capacity to pay dividends in an amount equal to or greater than two times the amount of interest payable on the junior subordinated debentures for a one-year period. At December 31, 2000 and 1999, we were required to maintain a reserve account because our unsecured debt to equity ratio exceeded 70%. This reserve account was invested in one available for sale investment security with an estimated fair market value of $934,000 and $950,000 at December 31, 2000 and 1999, respectively.

     The capital securities are reported in the Consolidated Statements of Financial Condition under the caption "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the corporation."

                             PREMIER BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 22 -- COMMON STOCK OFFERING

     We issued 286,036 shares at $10.48 per share during a stock offering from December 22, 1998 to March 31, 1999 after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Net proceeds of this offering were $2,850,000. We used the net proceeds of this stock offering for general corporate purposes, including investment in the bank that increased the bank's capital position and loan to one borrower lending limits. In addition, these proceeds were used to support the continuing development of the bank's franchise.

NOTE 23 -- OTHER COMPREHENSIVE INCOME (LOSS)

     The tax effects allocated to each component of "Other comprehensive income
(loss)" are as follows:

                                                                                               Tax
                                                                              Before-Tax     Benefit     Net-of-Tax
For the Year Ended December 31, 2000                                            Amount      (Expense)      Amount
------------------------------------                                          ----------    ---------    ----------
                                                                                         (In thousands)
Unrealized gains on investment securities available for sale
  Unrealized holding gains arising during the period                            $ 2,438      $ (828)      $ 1,610
  Less: reclassification adjustment for gains included in net income                 (3)          1            (2)
                                                                                -------      ------       -------
Other comprehensive income                                                      $ 2,435      $ (827)      $ 1,608
                                                                                =======      ======       =======

                                                                                               Tax
                                                                              Before-Tax     Benefit     Net-of-Tax
For the Year Ended December 31, 1999                                            Amount      (Expense)      Amount
------------------------------------                                          ----------    ---------    ----------
                                                                                         (In thousands)
Unrealized losses on investment securities available for sale
  Unrealized holding losses arising during the period                           $(6,919)     $2,352       $(4,567)
  Less: reclassification adjustment for losses included in net income               114         (39)           75
                                                                                -------      ------       -------
Other comprehensive loss                                                        $(6,805)     $2,313       $(4,492)
                                                                                =======      ======       =======

Item 8 -- Changes and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 9 -- Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

     The information required by this Item, relating to directors, executive officers and control persons is set forth under the sections captioned "Directors and Executive Officers," "Information as to Nominees and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Registrant's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders, which sections are incorporated herein by reference.

Item 10 -- Executive Compensation

     The information required by Item 10 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Registrant's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders.

Item 11 -- Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 11 is incorporated by reference to the information appearing under the caption "Beneficial Ownership by Directors, Nominees and Officers" in the Registrant's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders.

Item 12 -- Certain Relationships and Related Transactions

     The information required by Item 12 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders.

Item 13 -- Exhibits List and Reports on Form 8-K

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

     3.   Exhibits

          The following exhibits are incorporated by reference herein or annexed to this Form 10-KSB:

          3(i) Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2000 and amended on December 19, 2000).

          3(ii) By-Laws (Incorporated by reference to Exhibit 3(ii) to our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2000 and amended on December 19, 2000).

          10.1 Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22, 1997 and amended on September 9, 1997).

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

          11    Statement re: Computation of Earnings Per Share (Included at
                Note 11 to the 2000 Consolidated Financial Statements).

          21    Subsidiaries of the Registrant

          23    Consent of Auditors

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

                                                             PREMIER BANCORP, INC.

                  Signature                                          Title                            Date
                  ---------                                          -----                            ----

By: /s/ JOHN C. SOFFRONOFF                        President, Chief Executive Officer,           March 23, 2001
------------------------------------              (Principal Executive Officer), Director
By: /s/ John C. Soffronoff

By: /s/ BRUCE E. SICKEL                           Chief Financial Officer, (Principal           March 23, 2001
------------------------------------              Financial Officer), Director
By: /s/ Bruce E. Sickel

By: /s/ JOANNE M. CALIBEO                         Controller (Principal Accounting Officer)     March 23, 2001
------------------------------------
By: /s/ Joanne M. Calibeo

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

                  Signature                                          Title                            Date
                  ---------                                          -----                            ----

By: /s/ JOHN C. SOFFRONOFF                        President, Chief Executive Officer,           March 23, 2001
------------------------------------              (Principal Executive Officer), Director
By: /s/ John C. Soffronoff

By: /s/ CLARK S. FRAME                            Chairman of the Board, Director               March 23, 2001
------------------------------------
By: /s/ Clark S. Frame

By: /s/ BRUCE E. SICKEL                           Chief Financial Officer, (Principal           March 23, 2001
------------------------------------              Financial Officer), Director
By: /s/ Bruce E. Sickel

By: /s/ BARRY J. MILES, SR.                       Vice Chairman of the Board, Director          March 23, 2001
------------------------------------
By: /s/ Barry J. Miles, Sr.

By:                                               Director                                      March 23, 2001
------------------------------------
By: /s/ Daniel E. Cohen

By:                                               Director                                      March 23, 2001
------------------------------------
By: /s/ Peter A. Cooper

By: /s/ JOHN J. GINLEY                            Senior Lending Officer, Director              March 23, 2001
------------------------------------
By: /s/ John J. Ginley

By: /s/ DR. THOMAS E. MACKELL                     Director                                      March 23, 2001
------------------------------------
By: /s/ Dr. Thomas E. Mackell

By: /s/ DR. DANIEL A. NESI                        Director                                      March 23, 2001
------------------------------------
By: /s/ Dr. Daniel A. Nesi

By: /s/ NEIL W. NORTON                            Director                                      March 23, 2001
------------------------------------
By: /s/ Neil W. Norton

By:                                               Director                                      March 23, 2001
------------------------------------
By: /s/ Thomas M. O'Mara

                  Signature                                          Title                            Date
                  ---------                                          -----                            ----

By: /s/ MICHAEL J. PERRUCCI                       Director                                      March 23, 2001
------------------------------------
By: /s/ Michael J. Perrucci

By:                                               Director                                      March 23, 2001
------------------------------------
By: /s/ Brian R. Rich

By:                                               Director                                      March 23, 2001
------------------------------------
By: /s/ Ezio U. Rossi

By:                                               Director                                      March 23, 2001
------------------------------------
By: /s/ Richard F. Ryon

By:                                               Director                                      March 23, 2001
------------------------------------
By: /s/ Gerald Schatz

By:                                               Director                                      March 23, 2001
------------------------------------
By: /s/ Irving N. Stein

By:                                               Director                                      March 23, 2001
------------------------------------
By: /s/ Thomas P. Stitt

By: /s/ HELENBETH GAROFALO VILCEK                 Director                                      March 23, 2001
------------------------------------
By: /s/ HelenBeth Garofalo Vilcek

By: /s/ JOHN A. ZEBROWSKI                         Director                                      March 23, 2001
------------------------------------
By: /s/ John A. Zebrowski

                             CORPORATE INFORMATION

     Annual Meeting

     The Annual Meeting of Shareholders of Premier Bancorp, Inc. will be held at The Doylestown Country Club, Green Street, Doylestown, PA on May 10, 2001, at 9:00 a.m.

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

     Directors of Premier Bancorp, Inc. and Premier Bank

     Mario Andretti *                                Michael J. Perrucci
     Daniel E. Cohen                                 Brian R. Rich
     Peter A. Cooper                                 Ezio U. Rossi
     Clark S. Frame                                  Richard F. Ryon
     David C. Frame *                                Gerald Schatz
     John J. Ginley                                  Bruce E. Sickel
     Thomas E. Mackell                               John C. Soffronoff
     Barry J. Miles, Sr.                             Irving N. Stein
     Daniel A. Nesi                                  Thomas P. Stitt
     Neil W. Norton                                  HelenBeth Garofalo Vilcek
     Thomas M. O'Mara                                John A. Zebrowski

----------
*Director Emeritus

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

     Officers of Premier Bank

     Brenda M. Amey, Branch Manager -- Bethlehem
     John W. Barrett, Vice President and Loan Officer -- Montgomeryville Warren F. Beideman, Vice President and Loan Officer -- Bensalem Anthony J. Betz, Vice President and Loan Officer -- Easton
     Joanne M. Calibeo, Controller
     Nancy L. Crisafulli, Branch Manager -- Easton
     Frances D'Andrea, Internet Banking Manager
     James P. DeBow, Vice President and Loan Officer -- Bensalem
     Rose M. DeLaurentis, Vice President and Loan Officer -- Southampton Stephen D. Gilligan, Financial Services Manager
     Edward A. Grosik, Vice President and Loan Officer -- Floral Vale Suzanne M. Hartshorne, Vice President and Loan Officer -- Doylestown Cheryol S. Hoser, Vice President and Loan Officer -- Montgomeryville Dolores J. Kleppinger, Operations Controller
     Mark A. Mann, Vice President and Loan Officer -- Floral Vale
     James A. Miller, Vice President and Loan Officer -- Floral Vale Karen D. Moffat, Vice President and Branch Manager -- Doylestown Christopher A. Nardo, Branch Manager -- Floral Vale
     Stephen H. Patterson, Vice President and Loan Officer -- Easton Michele A. Pedersen, Vice President and Loan Officer -- Doylestown Timothy J. Shanahan, Branch Manager -- Montgomeryville
     Lawrence P. Small, Network Manager
     Dale O. Smith, Vice President and Branch Manager -- Southampton William M. Wells, Vice President and Loan Officer -- Southampton

     Office Locations

     Main Office                                           Easton Office
     379 North Main Street                                 2201 Northampton Street
     Doylestown, PA 18901                                  Easton, PA 18042
     (215) 345-5100                                        (610) 258-5100
     Karen D. Moffat, Branch Manager                       Nancy L. Crisafulli, Branch Manager
     Bette Ann Steinmetz, Assistant Branch Manager         Deborah A. Carey, Assistant Branch Manager

     Bensalem Office                                       Floral Vale Office
     2100 Street Road                                      101 Floral Vale Boulevard
     Bensalem, PA 19020                                    Yardley, PA 19067
     (215) 638-0700                                        (215) 579-6100
     Michele A. Thompson, Branch Manager                   Christopher A. Nardo, Branch Manager

     Bethlehem Office                                      Montgomeryville Office
     1401 Easton Avenue                                    710 Upper State Road
     Bethlehem, PA 18018                                   North Wales, PA 19454
     (610) 814-0919                                        (215) 412-3400
     Brenda M. Amey, Branch Manager                        Timothy J. Shanahan, Branch Manager

     Southampton Office                                    Heritage Towers Office*
     Southampton Shopping Center                           200 Veterans Lane
     516 Second Street Pike                                Doylestown, PA 18901
     Southampton, PA 18966                                 (215) 230-6356
     (215) 322-5400
     Dale O. Smith, Branch Manager
     Janet C. Flynn, Assistant Branch Manager

----------
*limited service office