Form 10QSB
period 2001-03-31
PREMIER BANCORP INC /PA/
filed 2001-05-15
CIK 1044651

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from .............. to ..............

                         Commission file number: 1-15513

                              PREMIER BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

         Pennsylvania                                            23-2921058
         ------------                                            ----------
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

                                       N/A
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,224,960 shares of $0.33 par value common stock issued and outstanding as of April 30, 2001.

     Transitional Small Business Disclosure format (check one):
Yes      No  X
    ---     ---

                         PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements

                              PREMIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                   March 31, 2001     December 31, 2000
                                                                                   --------------     -----------------
                                                                                (Dollars in thousands, except share data)
Assets:
Cash and due from banks                                                               $   5,590          $   7,970
Federal funds sold                                                                        9,569                 --
Interest-bearing deposits                                                                   691                 56
                                                                                      ---------          ---------
Cash and cash equivalents                                                                15,850              8,026
Investment securities:
     Held to maturity (fair value $5,629 in 2001 and $5,912 in 2000)                      5,657              6,026
     Available for sale (amortized cost $92,481 in 2001 and $99,548 in 2000)             88,247             94,573
Loans receivable (net of allowance for loan losses of $3,128 in 2001
     and $3,032 in 2000)                                                                245,726            235,552
Loans held for sale                                                                         265                 --
Other real estate owned                                                                     252                252
Premises and equipment                                                                    4,814              4,853
Accrued interest receivable                                                               2,797              2,517
Deferred income taxes                                                                     2,451              2,703
Other assets                                                                              1,679                699
                                                                                      ---------          ---------

Total assets                                                                          $ 367,738          $ 355,201
                                                                                      =========          =========

Liabilities, minority interest in subsidiary and shareholders' equity:
Deposits                                                                              $ 314,411          $ 303,293
Borrowings                                                                               16,096             14,404
Accrued interest payable                                                                  4,500              4,127
Other liabilities                                                                         3,417              5,422
Subordinated debt                                                                         1,500              1,500
                                                                                      ---------          ---------

Total liabilities                                                                       339,924            328,746

Corporation-obligated mandatorily redeemable capital securities of subsidiary
     trust holding solely junior subordinated debentures of the corporation              10,000             10,000

Shareholders' equity:
Common stock- $0.33 par value; 30,000,000 shares authorized; issued and
     outstanding 3,215,908 at March 31, 2001 and 3,105,248 at December 31, 2000           1,061              1,025
Additional paid-in capital                                                               12,162             11,792
Retained earnings                                                                         7,385              6,921
Accumulated other comprehensive loss                                                     (2,794)            (3,283)
                                                                                      ---------          ---------

Total shareholders' equity                                                               17,814             16,455
                                                                                      ---------          ---------

Total liabilities, minority interest in subsidiary and shareholders' equity           $ 367,738          $ 355,201
                                                                                      =========          =========


The accompanying notes are an integral part of the consolidated financial statements.

                        PREMIER BANCORP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)



For the three months ended March 31,                                                   2001                  2000
-----------------------------------                                                -----------            -----------
                                                                            (Dollars in thousands, except per share data)
Interest income:
   Loans                                                                           $     5,269            $     4,343
   Federal funds sold and interest-bearing deposits                                        143                    127
   Investments:
      Taxable                                                                            1,400                  1,606
      Tax-exempt                                                                           202                    221
                                                                                   -----------            -----------
 Total interest income                                                                   7,014                  6,297

Interest expense:
   Deposits                                                                              3,889                  2,647
   Borrowings                                                                              219                    833
                                                                                   -----------            -----------
 Total interest expense                                                                  4,108                  3,480
                                                                                   -----------            -----------

Net interest income                                                                      2,906                  2,817
Provision for loan losses                                                                  100                    150
                                                                                   -----------            -----------
Net interest income after loan loss provision                                            2,806                  2,667

Non-interest income:
   Service charges and other fees                                                          137                     51
   Loss, net, on sale of investment securities available for sale                          (36)                    --
   Gain on sale of loans held for sale                                                       5                      7
                                                                                   -----------            -----------
Total non-interest income                                                                  106                     58

Non-interest expense:
   Salaries and employee benefits                                                        1,075                  1,045
   Occupancy                                                                               196                    148
   Data processing                                                                         239                    231
   Professional services                                                                    80                    106
   Marketing                                                                               121                    161
   Minority interest in expense of subsidiary                                              218                    218
   Other                                                                                   364                    305
                                                                                   -----------            -----------
Total non-interest expense                                                               2,293                  2,214
                                                                                   -----------            -----------

Income before income tax                                                                   619                    511
Income tax expense                                                                         155                    108
                                                                                   -----------            -----------
Net income                                                                         $       464            $       403
                                                                                   ===========            ===========

Earnings per share:
   Basic                                                                           $      0.15            $      0.13
   Diluted                                                                         $      0.14            $      0.12

Weighted average number of shares outstanding:
   Basic                                                                             3,172,708              3,078,914
   Diluted                                                                           3,331,888              3,447,761

The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



For the three months ended March 31,                                                  2001               2000
-----------------------------------                                                 --------            --------
                                                                                          (In thousands)
Operating activities:
      Net income                                                                    $    464            $    403
      Adjustments to reconcile net income to cash (used in)
        provided by operating activities:
           Depreciation expense                                                          134                 108
           Provision for loan losses                                                     100                 150
           Amortization of premiums and discounts on
              investment securities held to maturity                                      --                   2
           Amortization of premiums and discounts on
              investment securities available for sale                                    40                  28
           Loss on sale of investment securities available for sale                       36                  --
           Gain on sale of loans held for sale                                            (5)                 (7)
           Originations of loans held for sale                                        (1,087)             (1,188)
           Proceeds from sale of loans held for sale                                     827               1,195
           Increase in accrued interest receivable                                      (280)               (490)
           Increase in other assets                                                     (980)                (33)
           Increase in deferred loan fees                                                 48                  37
           Increase in accrued interest payable                                          373                 470
           Decrease in other liabilities                                              (1,840)               (388)
                                                                                    --------            --------
Net cash (used in) provided by operating activities                                   (2,170)                287
                                                                                    --------            --------

Investing activities:
      Proceeds from sale of investment securities available for sale                  11,243                  --
      Repayment of investment securities available for sale                            1,706                 872
      Purchase of investment securities available for sale                            (5,958)                (50)
      Repayment of investment securities held to maturity                                369                  80
      Net increase in loans receivable                                               (10,322)             (8,632)
      Purchases of premises and equipment                                                (95)               (420)
                                                                                    --------            --------
Net cash used in investing activities                                                 (3,057)             (8,150)
                                                                                    --------            --------

Financing activities:
      Net increase in deposits                                                        11,118              25,420
      Net increase in borrowings less than 90 days                                     1,692               2,318
      Repayment of borrowings greater than 90 days                                        --             (10,000)
      Proceeds from exercised stock options                                              241                  --
                                                                                    --------            --------
Net cash provided by financing activities                                             13,051              17,738
                                                                                    --------            --------

Increase in cash and cash equivalents                                                  7,824               9,875

Cash and cash equivalents:
      Beginning of period                                                              8,026               8,491
                                                                                    --------            --------
      End of period                                                                 $ 15,850            $ 18,366
                                                                                    ========            ========

Supplemental disclosures:
      Cash payments for:
           Interest expense                                                         $  3,735            $  3,010
           Taxes                                                                         207                 127

Supplemental disclosure of noncash activities:
      Change in the estimated fair value of investment securities
        available for sale                                                          $    741            $   (416)
      Change in the deferred tax asset related to investment securities
        available for sale                                                              (252)                142
      Tax effect of exercised stock options                                              165                  --


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

     Premier Bank provides a full range of banking services to individual and corporate customers through its branch banking system located in Bucks, Montgomery and Northampton Counties in Pennsylvania. The bank is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia and the Federal Deposit Insurance Corporation. The bank competes with other financial institutions and other financial services companies with respect to services offered and customers.

     The company and bank are regulated by certain federal and state agencies and are periodically examined by them.

2.   Basis of Financial Statement Presentation

     The accompanying interim unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America as applied to the banking industry and in accordance with instructions for quarterly reports on Form 10-QSB. These statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows. The consolidated financial statements include the accounts of Premier Bancorp, Inc. and our wholly owned subsidiaries: Premier Bank, PBI Capital Trust and Lenders Abstract LLC. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year. These quarterly financial statements should be read in conjunction with the audited consolidated financial statements on Form 10-KSB and notes thereto for the year ended December 31, 2000.

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

4.       Derivative Financial Instruments

      The company has limited involvement with derivative financial instruments and currently uses them only in relation to the bank's Index Powered SM Certificate of Deposit (IPCD) product, which was introduced in the first quarter of 2001. Customer returns on this unique CD are tied to the performance of the Standard & Poor's 500 (R) Index. This product allows customers to receive the potential of stock market returns without all the risks because, like other traditional certificates of deposits, the return of principal is guaranteed at maturity and deposits are insured by the FDIC to the extent provided by law.

      To cover the variable cost of the IPCD, the bank has entered into a derivative contract with the Federal Home Loan Bank of Pittsburgh (FHLB). For this contract, the bank pays a premium. To date, the bank has financed this

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Derivative Financial Instruments (continued)

premium by paying a quarterly rate of interest based on an amount equal to the balance of the IPCD. By purchasing the contract in this way, the bank has converted the cost of the IPCD into a synthetic interest cost. Over the term of the IPCD, this synthetic cost will be comparable to that paid for traditional CD products.

     The bank accounts for its derivative contracts and the derivatives embedded in the IPCD in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Accordingly, the bank carries these derivatives at fair value in the Consolidated Statements of Financial Condition and recognizes any changes in fair value in current period earnings. The fair value of derivatives was approximately $800,000 at March 31, 2001. The Black Scholes model was used to estimate the fair value of our derivative contracts.

5.   Stock Dividend

     On February 17, 2000, the company declared a 5% common stock dividend to shareholders of record as of February 29, 2000 that was paid on March 10, 2000. The number of shares and per share amounts have been restated to reflect this event as of the earliest date presented in this Form 10-QSB.

6.   Earnings Per Share

     Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period. Options to purchase 571,697 and 726,659 shares of common stock were outstanding at March 31, 2001 and 2000, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share. Options to purchase 51,998 and 38,333 shares of common stock were anti-dilutive for the first quarter 2001 and 2000, respectively, and excluded from the calculation of earnings per diluted common share for the respective periods.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                                     For the three months ended March 31, 2001
                                           -----------------------------------------------------------------
                                                    (Dollars in thousands, except per share data)
                                                                                             Per share
                                               Net income               Shares                Amount
                                           -------------------    -------------------   --------------------
Basic earnings per share                      $     464               3,172,708               $   0.15
Effect of dilutive stock options                     --                 159,180                  (0.01)
                                              ---------               ---------               --------
Earnings per diluted share                    $     464               3,331,888               $   0.14
                                              =========               =========               ========

                                                      For the three months ended March 31, 2000
                                           -----------------------------------------------------------------
                                                    (Dollars in thousands, except per share data)
                                                                                             Per share
                                               Net income               Shares                Amount
                                           -------------------    -------------------   --------------------

Basic earnings per share                      $     403               3,078,914               $   0.13
Effect of dilutive stock options                     --                 368,847                  (0.01)
                                              ---------               ---------               --------
Earnings per diluted share                    $     403               3,447,761               $   0.12
                                              =========               =========               ========

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Comprehensive Income (Loss)

     The following table displays net income and the components of other comprehensive income (loss) to arrive at total comprehensive income (loss). For the company, the only component of other comprehensive income (loss) is the change in the estimated fair value of investment securities available for sale.

For the three months ended March 31,                                                    2001               2000
                                                                                       ------             -------
                                                                                          (Dollars in thousands)

Net income                                                                             $ 464               $ 403
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on investment securities available for sale:
    Unrealized holding gains (losses) during the period                                  465                (274)
    Less: Reclassification adjustment for losses included in net income, net of tax       24                   -
                                                                                       ------             -------
Other comprehensive income (loss), net of tax                                            489                (274)
                                                                                       ------              ------
Comprehensive income                                                                   $ 953               $ 129
                                                                                       ======              ======

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

     The bank's revenues are derived principally from interest on its loans and securities portfolios. The bank's primary sources of funds are deposits, repayments, prepayments and maturities of loans, repayments, prepayments and maturities of mortgage-backed and investment securities and borrowed funds. Currently, the bank has seven full-service Pennsylvania banking offices:
Doylestown, Easton, Southampton, Floral Vale, Bethlehem, Bensalem and Montgomeryville and a limited service office in the Heritage Towers Retirement Community in Doylestown. We opened our Bethlehem branch in December 17, 1999. We opened our Bensalem and Montgomeryville branches in October 2000. The bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the bank.

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

     Overhead expenses in 2001 are expected to be higher than in 2000 due to a full year of expenses for new branches opened in October 2000. In addition, we are facing increased competition for deposits and loans in the current interest rate environment. This may also impact our results of operations for 2001.

     The following is management's discussion and analysis of the significant changes in the results of operations for the three months ended March 31, 2001 as compared to the same period in 2000 and changes in financial condition from December 31, 2000 to March 31, 2001. Current performance may not be indicative of future performance. This discussion should be read in conjunction with the 2000 Annual Report on Form 10-KSB.

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

     Since the 1992 opening of Premier Bank, we have grown to seven full service Pennsylvania banking offices. We opened our fifth office in Bethlehem, Northampton County, in December 1999. We opened a limited service office in the Heritage Towers Retirement Community in Doylestown in July 2000. We opened our sixth and seventh Pennsylvania full service offices in Bensalem and Montgomeryville in October 2000. New branches normally contribute positively to earnings only after they mature and grow.

     In conjunction with our branch expansion, we added significantly to our commercial lending staff in 1999 in order to grow our loan portfolio and shift more of our assets towards loans and away from investments. We prefer loans to investments because loans generally have a shorter duration and a superior yield to comparable term investment securities with an acceptable risk as defined by our investment policy. However, the development of a quality loan portfolio takes considerable time versus investment securities, which can be added quickly. Therefore, we may buy or sell investment securities from time to time depending on market conditions, business trends, liquidity, and capital levels.

     In addition to the ongoing expansion of our traditional business, we continuously review and consider new products and services to offer our customers. These new products and services are largely intended to generate and increase fee income. In December 2000, we formed Lenders Abstract, LLC to generate fee income from the origination of title insurance policies.

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

                          Average Balances, Rates and Interest Income and Expense Summary

For the three months ended March 31,                                2001                                  2000
-----------------------------------                  ------------------------------------  ------------------------------------
                                                       Average                  Average      Average                  Average
                                                       Balance     Interest      Rate        Balance      Interest     Rate
                                                     ------------- ----------  ----------  ------------- ----------- ----------
Assets:                                                                         (Dollars in thousands)
    Interest-bearing deposits                               $ 398        $ 6       6.11%          $ 507         $ 7      5.55%
    Federal funds sold                                     10,239        137       5.43%          8,485         120      5.69%
    Investment securities available for sale
       Taxable (1)                                         74,911      1,305       7.07%         86,034       1,493      6.98%
       Tax-exempt (1) (2)                                  16,508        306       7.52%         17,860         335      7.54%
    Investment securities held to maturity                  5,749         95       6.73%          6,999         113      6.49%
                                                     ------------- ----------  ----------  ------------- ----------- ----------
       Total investment securities                         97,168      1,706       7.12%        110,893       1,941      7.04%
    Loans, net of unearned income (3) (4)                 243,282      5,278       8.80%        202,518       4,353      8.64%
                                                     ------------- ----------  ----------  ------------- ----------- ----------
    Total interest-earning assets                         351,087      7,127       8.23%        322,403       6,421      8.01%
    Cash and due from banks                                 6,283                                 5,411
    Allowance for loan losses                              (3,072)                               (2,577)
    Other assets (5)                                        9,304                                 7,702
                                                     -------------                         -------------
Total assets                                             $363,602                              $332,939
                                                     =============                         =============
Liabilities, minority interest in subsidiary
     and shareholders' equity:
    Interest checking accounts                           $ 25,214        157       2.53%       $ 21,063         134      2.56%
    Money market deposit accounts                          17,351        197       4.60%          1,030           6      2.34%
    Savings accounts                                       42,794        369       3.50%         52,303         453      3.48%
    Time deposits                                         199,216      3,166       6.45%        148,261       2,054      5.57%
                                                     ------------- ----------  ----------  ------------- ----------- ----------
       Total interest-bearing deposits                    284,575      3,889       5.54%        222,657       2,647      4.78%
    Borrowings                                             16,324        191       4.75%         55,309         801      5.82%
    Subordinated debt                                       1,500         28       7.57%          1,500          32      8.58%
                                                     ------------- ----------  ----------  ------------- ----------- ----------
      Total interest-bearing liabilities                  302,399      4,108       5.51%        279,466       3,480      5.01%
    Non interest-bearing deposits                          25,015                                21,205
    Other liabilities                                       6,053                                 4,512
    Capital securities                                     10,000                                10,000
    Shareholders' equity (6)                               20,135                                17,756
                                                     -------------                         -------------
 Total liabilities, minority interest in
     subsidiary and shareholders' equity                 $363,602                              $332,939
                                                     =============                         =============

    Net interest income/rate spread                                  $ 3,019       2.72%                    $ 2,941      3.00%
                                                                   ==========  ==========                =========== ==========

    Net interest margin (7)                                                        3.49%                                 3.67%

     Average interest-earning assets as a percentage
     of average interest-bearing liabilities              116.10%                               115.36%

-------------
(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $79,000 on average for the three months ended March 31, 2000. There were no non-accrual loans during the three months ended March 31, 2001.

(4) Includes tax-exempt loans of $981,000 and $1,128,000 on average for the three months ended March 31, 2001 and 2000, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investment securities available for sale.

(6) Excludes the SFAS 115 valuation allowance on investment securities available for sale, net of tax.

(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

Results of Operations

     We reported net income of $464,000 or $.14 earnings per common share on a diluted basis for the three months ended March 31, 2001. This represents an increase of $61,000 or 15% from the net income of $403,000 or $.12 earnings per common share on a diluted basis reported for the same period in 2000. While both net income and net interest income were higher in 2001, growth in net interest income was slowed by decreases in the prime lending rate during the first quarter of 2001 which affected the rates on new loans and on adjustable/variable rate loans already in our portfolio. Overhead expenses were $194,000 or 9% higher for the three months ended March 31, 2001 compared to the same period in 2000, exclusive of $115,000 in one time charges in 2000. Overhead expenses were higher due in part to the bank's opening of two new branches in October 2000 and the overall growth of the company.

     Return on average assets and return on average shareholders' equity were .52% and 11.01%, respectively, for the three months ended March 31, 2001 compared to .50% and 13.03% for the same period in 2000. Return on average shareholders' equity, exclusive of the unrealized loss on investment securities available for sale was 9.35% for the three months ended March 31, 2001 compared to 9.13% for the same period in 2000.

Net interest income

     Net interest income is the most significant component of our operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment and by competition. The interest rate spread is also influenced by differences in the maturity and repricing of assets versus the liabilities that fund them. During the past year, the bank has aggressively grown its loan portfolio. Much of this growth was funded by deposit generation. The bank continues to face strong competition for both loans and deposits. This competition continues to put pressure on our net interest income. During the first half of 2000, the national prime lending rate increased three times for a total of 1.00%. As a result, the yield on average interest-earning assets and rates on average interest-bearing liabilities trended higher in the later part of 2000 and through the first quarter 2001.

     During the first quarter of 2001 the Federal Reserve cut the targeted federal funds rate three times amounting to 1.50%. These cuts immediately lowered the national prime lending rates and in turn reduced rates on a portion of the bank's loan portfolio. In the short-term, these rate cuts will negatively impact earnings until this effect is offset by lower rates on deposits. We expect the impact of these rate cuts to lower yields on our interest-earning assets in 2001. Similarly, we expect to lower our cost of funds in 2001. We cannot predict to what extent the lower asset yields will be offset by lower cost of funds. The targeted federal funds rate was cut an additional .50% in April 2001.

     For the three months ended March 31, 2001, net interest income, on a tax-equivalent basis, was $78,000 higher than the same period in 2000. This increase was primarily a function of asset growth, a higher yield on average interest-earning assets and a higher ratio of average interest-earning assets to average interest-bearing liabilities. These favorable items were offset in part by a higher rate on average interest-bearing liabilities.

     Average interest-earning assets grew $28,684,000 or 9% from $322,403,000 at March 31, 2000 to $351,087,000 at March 31, 2001. Average loan balances increased $40,764,000 while average investments decreased $13,725,000. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 115.36% at March 31, 2000 to 116.10% at March 31, 2001. The yield on average interest-earning assets and the rate on average interest-bearing liabilities increased 22 basis points and 50 basis points, respectively, due to the increase in overall interest rates in 2000. The increase in rate on average interest-bearing liabilities is mostly due to the aggressive promotion of the 9-month and 23-month certificates of deposit and personal cash management money market account in 2000. The majority of the deposits from these promotions were generated after the first quarter of 2000. Borrowings and subordinated debt repriced lower in 2001 and offset, in part, the increased rate on deposits. We expect the yield on average interest-earning assets and rate on average interest-bearing liabilities to trend downward in 2001 as a result of the recent rate cuts.

     The net interest margin decreased 18 basis points from 3.67% at March 31, 2000 to 3.49% at March 31, 2001. The net interest rate spread decreased 28 basis points from 3.00% at March 31, 2000 to 2.72% at March 31, 2001. The maturity/repricing characteristics of our portfolios in combination with increased competition for loans and deposits, has contributed to this margin compression.

Non-interest income

     Non-interest income consists primarily of service charges on deposits and gains (losses) on the sale of investment securities available for sale and loans held for sale.

     Total non-interest income was $106,000 for the three months ended March 31, 2001 compared to $58,000 for the same period in 2000. Our service charges and other fees were $86,000 higher due to a one-time fee of $50,000 related to a loan pay-off, pricing changes and the introduction of new products and services. Our new Visa/debit card, financial advisory services and title insurance business collectively generated $28,000 in other fees in the first quarter of 2001. During the first quarter of 2001 we recorded $36,000 in net losses on the sale of investment securities available for sale while there were no security sales during the first quarter of 2000. The level of gains or losses on investment sales is primarily dependent upon the volume of transactions, the types of securities sold, timing and the interest rate environment among other factors.

Non-interest expense

     For the three months ended March 31, 2001, non-interest expenses were $2,293,000 or $79,000 higher than the $2,214,000 recorded during the same period in 2000. First quarter 2000 results included one-time charges of $115,000 before tax, related to two separate discontinued Internet banking initiatives. Exclusive of these one-time charges, overhead expenses grew $194,000 or 9% in 2001. Overhead expenses increased principally due to the continued growth of our franchise, namely the opening of our Bensalem and Montgomeryville offices in October 2000.

     Salaries and benefits were $30,000 higher in 2001, an increase of 3%, compared to 2000. This increase was principally due to an increase in the number of employees and salary adjustments. The number of full-time equivalent employees grew from 69 at March 31, 2000 to 78 at March 31, 2001. Occupancy expenses were $48,000 higher due primarily to the additional rent, maintenance and utility costs for new branches. Professional services and marketing expenses were lower for the first quarter 2001 due in part to the one-time charges in 2000. Other expenses consist primarily of furniture and equipment expense, employee travel, meals and entertainment, stationery, supplies, postage and Board of Directors' fees. The $59,000 or 19% increase in other expenses is principally attributed to the growth of the institution.

Provision for loan losses

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that management deems adequate to provide for known and inherent losses. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, delinquency statistics, and the composition of loan types within the portfolio. Net charge-offs were $4,000 and $6,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, charge-off and non-performing trends may not be indicative of future performance.

     The provision for loan losses was $100,000 and $150,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. The loan loss allowance as a percentage of total loans was 1.25% at March 31, 2001 and 1.28% at March 31, 2000.

Income tax expense

     We recorded a $155,000 or 25.0% tax provision for the three months ended March 31, 2001 compared to $108,000 or 21.1% for the same period in 2000. The effective tax rate for the three months ended March 31, 2001 was higher than the comparable period in 2000 due principally to a lower ratio of tax-exempt interest relative to total taxable income.

Financial Condition

     Consolidated assets grew $12,537,000 or 3.5% during the three months ended March 31, 2001. Federal funds sold and total gross loans grew $9,569,000 and $10,318,000, respectively. Asset growth was primarily funded by proceeds from the sale of investment securities available for sale and an $11,118,000 increase in deposits. Most of the deposit growth was in time deposits and money market accounts and due in part to the promotion of our new Index Powered SM Certificate of Deposit and personal cash management money market account. Borrowings increased $1,692,000 from $14,404,000 at December 31, 2000 to $16,096,000 at March 31, 2001. Shareholders' equity increased $1,359,000 from $16,455,000 at December 31, 2000 to $17,814,000 at March 31, 2001. This increase was attributable to $464,000 in earnings, a $489,000 improvement in the estimated fair value of investment securities available for sale, net of tax, and $406,000 from the exercise of common stock options.

Investment securities

     Our investment policies dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making the specific investment purchases within these standards. Total investments decreased by $6,695,000 from $100,599,000 at December 31, 2000 to $93,904,000 at March 31, 2001.

     Investment securities are classified at the time of purchase by one of three purposes: trading, available for sale (AFS) or held to maturity (HTM). To date, we have not purchased any securities for trading purposes. We classify most of our securities as AFS even though we have no immediate intent to sell them. The AFS designation affords management the flexibility to sell certain securities and adjust our balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. AFS securities are marked to market in the Consolidated Statements of Financial Condition with an adjustment to equity, net of tax, and presented in the caption "Accumulated other comprehensive income (loss)." The carrying values for AFS and HTM securities were $88,247,000 and $5,657,000, respectively, as of March 31, 2001.

     The estimated fair value of our AFS securities improved $741,000 from an unrealized loss of $4,975,000 at December 31, 2000 to an unrealized loss of $4,234,000 at March 31, 2001. The estimated fair value of AFS securities improved during the first quarter of 2001 principally due to lower interest rates. At March 31, 2001, approximately 86% of the unrealized loss on AFS securities related to our corporate bond portfolio. At this time we plan to hold these investment positions realizing it may be some time before market conditions improve.

     We buy and sell investment securities from time to time depending on market conditions, liquidity and capital levels. Investment securities provide an interim way to add to our assets quickly and generate additional earnings. While loan growth is our ultimate goal, the development of a quality loan portfolio requires significant time. We have earned a positive interest spread by assuming interest rate risk in using deposits and short-term borrowings to purchase securities with longer maturities. We then seek to reduce borrowings as a percentage of assets by increasing deposits through our branch network.

     We were a net seller of securities during the first quarter of 2001. We expect to add to our investment portfolio during the second quarter of 2001. Investment balances should be higher than current levels for the remainder of the year.

                              Investment Portfolio


                                                                  March 31, 2001
                                           --------------------------------------------------------------
                                                  Held to Maturity              Available for Sale
                                              Amortized      Estimated       Amortized      Estimated
                                                Cost         Fair Value        Cost         Fair Value
                                                ----         ----------        ----         ----------
                                                                    (In thousands)

U.S. government agency obligations           $ 4,998          $ 4,970        $ 4,295         $ 4,305
Mortgage-backed securities                       159              159         40,408          40,238
Municipal securities                              --               --         16,215          15,794
Equity securities                                 --               --          1,933           1,933
Corporate bonds                                   --               --         29,515          25,862
Other debt securities                            500              500            115             115
                                             -------          -------        -------         -------
Total                                        $ 5,657          $ 5,629        $92,481         $88,247
                                             =======          =======        =======         =======

                                                                December 31, 2000
                                           --------------------------------------------------------------
                                                  Held to Maturity              Available for Sale
                                              Amortized      Estimated       Amortized      Estimated
                                                Cost         Fair Value        Cost         Fair Value
                                                ----         ----------        ----         ----------
                                                                    (In thousands)


U.S. government agency obligations           $ 4,997          $ 4,888        $ 4,344         $ 4,363
Mortgage-backed securities                       529              524         45,764          45,142
Municipal securities                              --               --         17,856          17,292
Equity securities                                 --               --          1,933           1,933
Corporate bonds                                   --               --         29,536          25,728
Other debt securities                            500              500            115             115
                                             -------          -------        -------         -------
Total                                        $ 6,026          $ 5,912        $99,548         $94,573
                                             =======          =======        =======         =======


Loans

     We originate a wide variety of loans principally to small and medium size businesses, professionals and individuals. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies, and ongoing internal monitoring. The majority of our loan portfolio is collateralized, at least in part, by real estate in the greater Lehigh and Delaware Valleys of Pennsylvania and New Jersey. Real estate values are typically subject to risks associated with the general economy, among other matters.

     In addition to credit risk, interest rate risk is inherent with the lending function. We manage interest rate risk within our asset/liability framework using various modeling techniques and analyses. Most of our loans are either adjustable rate that reset in intervals of five years or fewer or variable rate.

     Gross loans increased $10,318,000 from $239,445,000 at December 31, 2000 to $249,763,000 at March 31, 2001.

                                 Loan Portfolio

                                    March 31, 2001      % of Total     December 31, 2000     % of Total
                                  -------------------  -------------   -------------------  --------------
                                                           (Dollars in thousands)
Real estate-farmland                  $    226              0.09%          $    230               0.10%
Real estate-construction                 6,065              2.43%             4,395               1.83%
Real estate-residential                 26,522             10.62%            25,401              10.61%
Real estate-multifamily                 12,027              4.82%            13,667               5.71%
Real estate-commercial                 170,574             68.29%           161,675              67.52%
Commercial                              34,040             13.63%            32,295              13.49%
Consumer                                   309              0.12%             1,782               0.74%
                                      --------            ------           --------             ------
Total loans                            249,763            100.00%           239,445             100.00%
                                                         ========                               ======
Less:
    Unearned income                        909                                  861
    Allowance for loan losses            3,128                                3,032
                                      --------                             --------
Total loans, net                     $ 245,726                            $ 235,552
                                     =========                            =========

Allowance for loan losses

     We maintain an allowance for loan losses and charge losses to this allowance when losses are realized. The allowance for loan losses is maintained at a level that management considers adequate to provide for known and inherent losses in the loan portfolio. Management's evaluation includes such factors as current economic conditions, actual loss experience and the current risk profile of the loan portfolio. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, delinquency statistics and other factors previously described. Loan officers determine borrowers' risk ratings at the inception of each loan. These risk ratings are subject to ongoing analysis and update by an independent loan reviewer. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Because the bank is less than ten years old with a limited history for loan losses, management also uses peer group analysis to gauge the overall reasonableness of its loan loss allowance. While we calculate the allowance based on specific loans or loan categories, we consider the total allowance available for losses in the entire loan portfolio.

     While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance, and net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

     During the second quarter of 2000, we changed the scoring system used to calculate loan loss reserves on commercial loans. This change placed more reliance on borrower risk ratings, which have been subject to an independent loan review for over a year. As a result, the specific loan loss reserves allocated to individual commercial loans were lowered creating an unallocated reserve.

                       Allowance for Loan Loss Allocation

                                      March 31, 2001               December 31, 2000              March 31, 2000
                                   ----------------------        ----------------------        ----------------------
                                               % Loans to                    % Loans to                    % Loans to
                                   Amount     Total Loans        Amount     Total Loans        Amount     Total Loans
                                   ------     -----------        ------     -----------        ------     -----------
                                                                (Dollars in thousands)
Balance at end of period
   applicable to:
Real estate-farmland                     $ 2          0.09%            $ 2          0.10%            $ 2          0.11%
Real estate-construction                  38          2.43%             30          1.83%             40          2.05%
Real estate-residential                  236         10.62%            236         10.61%            318         11.10%
Real estate-multi-family                  69          4.82%             76          5.71%            136          6.07%
Real estate-commercial                 1,516         68.29%          1,419         67.52%          1,472         66.79%
Commercial                               687         13.63%            662         13.49%            670         12.96%
Consumer                                  13          0.12%             14          0.74%             17          0.92%
Unallocated                              567             -             593             -               -             -
                                    --------        ------        --------        ------        -------         ------
Total                               $ 3,128         100.00%       $ 3,032         100.00%        $ 2,655        100.00%
                                    =======         ======        =======         ======         =======        ======


     Regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment and information available to them at the time of examination.

     At March 31, 2001, the allowance for loan losses totaled $3,128,000, representing 1.25% of outstanding loans receivable as compared to 1.27% and 1.28% at December 31, 2000 and March 31, 2000, respectively.

     The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, current charge-off and non-performing asset trends may not be indicative of future performance.

                            Allowance for Loan Losses

                                                 For the three           For the            For the three
                                                 months ended           year ended          months ended
                                                March 31, 2001      December 31, 2000      March 31, 2000
                                                --------------      -----------------      --------------
                                                                  (Dollars in thousands)
Balance at beginning of period                      $  3,032              $  2,511              $  2,511

Charge-offs
   Real estate-residential                                --                     6                     6
   Commercial                                              4                     1                    --
   Consumer                                               --                    --                    --
                                                    --------              --------              --------
Total charge-offs                                          4                     7                     6

Recoveries                                                --                    --                    --
                                                    --------              --------              --------
Net charge-offs                                            4                     7                     6
Provision for loan losses                                100                   528                   150
                                                    --------              --------              --------
Balance at end of period                            $  3,128              $  3,032              $  2,655
                                                    ========              ========             =========
Total gross loans:
Average                                             $244,168              $217,128              $203,166
End of period                                       $249,763              $239,445              $207,851


Ratios:
Net charge-offs to:
   Average loans                                          --                    --                    --
   Loans at end of period                                 --                    --                    --
   Allowance for loan losses                            0.13%                 0.23%                 0.23%
   Provision for loan losses                            4.00%                 1.33%                 4.00%

Allowance for loan losses to:
   Total gross loans at end of period                   1.25%                 1.27%                 1.28%
   Non-performing loans (1)                              N/M                   N/M                   N/M

---------------

(1) Ratio is not meaningful because there were no non-performing loans at March 31, 2001 and December 31, 2000 and only $1,000 in non-performing loans at March 31, 2000.

Non-performing assets

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. Our non-performing assets at both March 31, 2001 and December 31, 2000 consisted entirely of seven residential properties classified as other real estate owned.

                              Non-Performing Assets

                                                            March 31, 2001       December 31, 2000
                                                            --------------       -----------------
                                                                   (Dollars in thousands)

Loans past due 90 days or more and accruing                     $ --                     $ --
Non-accrual loans                                                 --                       --
Other real estate owned                                          252                      252
                                                                ----                     ----
       Total non-performing assets                              $252                     $252
                                                                ====                     ====

Ratio of non-performing loans to total loans (1)                 N/M                      N/M

Ratio of non-performing assets to total assets                  0.07%                    0.07%

----------------
(1) Ratio is not meaningful because there were no non-performing loans at March 31, 2001 and December 31, 2000.


Loans held for sale

     We use an outside company to originate and sell residential mortgages on our behalf. The balance of our loans held for sale was $265,000 at March 31, 2001 compared to no loans held for sale at December 31, 2000. The increase in loans held for sale relates to the timing of loan originations versus their sale. Typically, these loans are sold within 30 days of their settlement.


Deferred taxes

     The $252,000 decrease in deferred taxes from $2,703,000 at December 31, 2000 to $2,451,000 at March 31, 2001 relates to the change in the estimated fair value of investment securities available for sale.


Other assets

     The $980,000 increase in other assets from $699,000 at December 31, 2000 to $1,679,000 at March 31, 2001 was primarily due to the recording of the derivative contract associated with our Indexed Powered Certificate of Deposit
(IPCD). We introduced the IPCD product in the first quarter of 2001.

Deposits

     Premier Bank, a traditional community-based bank, is largely dependent upon its base of competitively priced core deposits to provide a stable funding source. The bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and a stable and experienced staff. During the three months ended March 31, 2001 total deposits grew $11,118,000 or 4% to $314,411,000. Core deposits, which exclude time deposits greater than $100,000 grew $4,436,000 or 2% during the three months ended March 31, 2001 to $264,305,000. Most of our deposit growth occurred in time deposits and money market accounts. During the first quarter of 2001 the bank introduced the Index Powered SM Certificate of Deposit which totaled $4,189,000 at March 31, 2001. Our personal cash management account, which has been aggressively promoted since the second quarter of 2000, grew $2,928,000 during the first quarter of 2001. Total time deposits at March 31, 2001 were $203,250,000 or 64.6% of total deposits, of which $53,118,000 mature after one year.

     The growth of mutual funds over the past decade have made it increasingly difficult for community-based financial institutions like Premier Bank to attract deposits as many consumers in search of higher returns have shifted their investment dollars into the stock market and away from traditional bank deposit products.

     We expect to continue to grow our deposits through promotions, business development programs, maturation of existing branches and branch expansion. We opened our Bensalem and Montgomeryville branches in October 2000.

                        Deposits by Major Classification


                                                    March 31, 2001                                December 31, 2000
                                      --------------------------------------------  --------------------------------------------
                                         Weighted                                      Weighted
                                         Average                                       Average
                                         Interest                        % of          Interest                        % of
                                           Rate           Amount         Total           Rate           Amount         Total
                                           ----           ------         -----           ----           ------         -----
                                                                       (Dollars in thousands)

Interest checking                         2.55%           $ 25,242       8.03%           2.53%         $ 25,690         8.47%
Money market                              3.82%             18,492       5.88%           5.37%           15,347         5.06%
Savings                                   3.38%             42,001      13.36%           3.50%           40,682        13.41%
Time                                      6.39%            203,250      64.64%           6.50%          193,736        63.88%
                                          ----           ---------     ------            ----         ---------       ------
     Total interest-bearing deposits      5.45%            288,985      91.91%           5.62%          275,455        90.82%
                                          ====                                           ====
Non interest-bearing deposits                               25,426       8.09%                           27,838         9.18%
                                                         ---------     ------                         ---------       ------
Total deposits                                           $ 314,411     100.00%                        $ 303,293       100.00%
                                                         =========     ======                         =========       ======

Borrowings

     Borrowings increased $1,692,000 from $14,404,000 at December 31, 2000 to $16,096,000 at March 31, 2001.

     At March 31, 2001 borrowings consisted entirely of overnight borrowings from customers. At December 31, 2000 borrowings included $785,000 in overnight federal funds purchased and $13,619,000 in overnight borrowings from customers. The weighted average interest rate on borrowings was 4.00% and 5.59% at March 31, 2001 and December 31, 2000, respectively.

     Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. The company controls the securities pledged as collateral for customer repurchase agreements.

Other liabilities

     Other liabilities decreased $2,005,000 from $5,422,000 at December 31, 2000 to $3,417,000 at March 31, 2001. This decrease relates principally to the settlement of a $2,000,000 security purchase that was accrued at December 31, 2000. A $1,131,000 decrease in our official checking account was offset in part by the recording of an estimated $800,000 for the embedded derivative associated with our Index Powered SM Certificate of Deposit.

Capital Adequacy

     At March 31, 2001, we believe that the company was in compliance with all applicable regulatory requirements to be classified as "well capitalized" pursuant to FDIC regulations. We plan to remain well capitalized and manage the bank accordingly.

     The tables below depict our capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by FDIC regulations. At March 31, 2001, we exceeded all regulatory requirements and are classified as "well capitalized".

                               Capital Components


                                                                    March 31, 2001          December 31, 2000
                                                                 ----------------------   ----------------------
                                                                           (Dollars in thousands)
Tier I
Shareholders' equity                                                    $ 17,814                $ 16,455
Allowable portion of minority interest in equity
   of subsidiary                                                           6,870                   6,580
Net unrealized security losses                                             2,794                   3,283
                                                                        --------                --------
Total Tier I Capital                                                    $ 27,478                $ 26,318
                                                                        ========                ========

Tier II
Allowable portion of minority interest in equity
   of subsidiary                                                        $  3,130                $  3,420
Allowable portion of the allowance for loan losses                         3,128                   3,032
Allowable portion of subordinated debt                                     1,500                   1,500
                                                                        --------                --------
Total Tier II Capital                                                   $  7,758                $  7,952
                                                                        ========                ========

Total Capital                                                           $ 35,236                $ 34,270

Risk-weighted assets                                                    $297,595                $284,544

                                 Capital Ratios

                                                                                              "Adequately        "Well
                                                                                               Capitalized"    Capitalized"
                                                      March 31, 2001      December 31, 2000       Ratios          Ratios
                                                    -------------------  -------------------- --------------- ---------------

Total risk-based capital/risk-weighted assets             11.84%               12.04%             8.00%           10.00%
Tier I capital/risk-weighted assets                       9.23%                 9.25%             4.00%           6.00%
Tier I capital/average assets (leverage ratio)            7.62%                 7.41%             4.00%           5.00%

Liquidity

     Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. Our primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities and investments and borrowings. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities prepayments are influenced by interest rates, economic conditions and competition.

     For the three months ended March 31, 2001, operating and investing activities used cash and cash equivalents of $2,170,000 and $3,057,000, respectively, while financing activities provided $13,051,000. The cash provided by financing activities was primarily from an increase in deposits and borrowings. The $11,118,000 increase in deposits was primarily in time deposits and money market accounts. Cash was also provided by the sale of fixed rate AFS securities. Together, this cash was primarily used for loan originations and the purchase of variable rate mortgage-backed securities. For the three months ended March 31, 2001, loans grew $10,322,000 while investments decreased $7,360,000, exclusive of the change in unrealized losses on AFS securities.

     For the three months ended March 31, 2000, operating and financing activities provided cash and cash equivalents of $287,000 and $17,738,000, respectively, while investing activities used $8,150,000. The cash provided by financing activities was primarily from an increase in deposits. The $25,420,000 increase in deposits was mostly due to the promotion of 23-month certificates of deposit. This cash was primarily used for loan originations and the repayment of borrowings. For the three months ended March 31, 2000, loans grew $8,632,000 while investments decreased $902,000, exclusive of the change in unrealized losses on AFS securities.

     The bank monitors its liquidity position on a daily basis. The bank uses overnight federal funds and interest-bearing deposits in other banks to absorb daily excess liquidity. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Federal funds are sold or purchased through a correspondent bank, which diversifies the holdings to an approved group of commercial banks throughout the country. If the bank requires funds beyond its ability to generate them internally, additional sources of funds are available through use of one of the following: $6,000,000 unsecured federal funds line of credit with the bank's correspondent bank, and the bank's $63,223,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh. The bank could also sell or borrow against certain investment securities. At March 31, 2001, the bank had no borrowings outstanding with its correspondent bank or the Federal Home Loan Bank.

Derivative Financial Instruments

      The company has limited involvement with derivative financial instruments and currently uses them only in relation to the bank's Index Powered SM Certificate of Deposit (IPCD) product, which was introduced in the first quarter of 2001. Customer returns on this unique CD are tied to the performance of the Standard & Poor's (R) 500 Index. This product allows customers to receive the potential of stock market returns without all the risks because, like other traditional certificates of deposits, the return of principal is guaranteed at maturity and deposits are insured by the FDIC to the extent provided by law.

      To cover the variable cost of the IPCD, the bank has entered into a derivative contract with the Federal Home Loan Bank of Pittsburgh (FHLB). For this contract, the bank pays a premium. To date, the bank has financed this premium by paying a quarterly rate of interest based on an amount equal to the balance of the IPCD. By purchasing the contract in this way, the bank has converted the cost of the IPCD into a synthetic interest cost. Over the term of the IPCD, this synthetic cost will be comparable to that paid for traditional CD products.

     The bank accounts for its derivative contracts and the derivatives embedded in the IPCD in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Accordingly, the bank carries these derivatives at fair value in the Consolidated Statements of Financial Condition and recognizes any changes in fair value in current period earnings. The fair value of derivatives was approximately $800,000 at March 31, 2001. The Black Scholes model was used to estimate the fair value of our derivative contracts.


Recent Accounting Pronouncements

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement supercedes and replaces the guidance in Statement No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement No. 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. There was no impact on earnings, financial condition, or equity upon adoption of Statement No. 140.

                          PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

     At March 31, 2001, there were no material legal proceedings pending against the company.

Item 2 -- Changes in Securities and Use of Proceeds

     None.

Item 3 -- Defaults Upon Senior Securities

     None.

Item 4 -- Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on May 10, 2001 for the purpose of electing six Class 3 Directors for a term of three years expiring in 2004 (Clark S. Frame, Barry J. Miles, Sr., Dr. Daniel A. Nesi, Thomas M. O'Mara, Richard F. Ryon, and John C. Soffronoff).

     All nominees for Class 3 Director were elected by shareholders as follows:

                                       For            Against        Withheld
                                       ---            -------        --------
     Clark S. Frame                 2,383,117           --            5,090
     Barry J. Miles, Sr.            2,283,117           --            5,090
     Dr. Daniel A. Nesi             2,382,770           --            5,437
     Thomas M. O'Mara               2,383,400           --            4,807
     Richard F. Ryon                2,383,400           --            4,807
     John C. Soffronoff             2,383,400           --            4,807

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

          10.1    Premier Bank's 1995 Incentive Stock Option Plan
                  (Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22,1997 and amended on September 9, 1997).

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


                                  Premier Bancorp, Inc.
                                  ---------------------
                                  Registrant



Date                              Signature
----                              ---------

May 14, 2001                      /s/ John C. Soffronoff
                                  ----------------------
                                  John C. Soffronoff
                                  President, Chief Executive Officer, Director
                                  (Principal Executive Officer)


May 14, 2001                      /s/ Bruce E. Sickel
                                  -------------------
                                  Bruce E. Sickel
                                  Chief Financial Officer, Director
                                  (Principal Financial Officer)

                                Index of Exhibits


                                                                                                            Page

3(i)     Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to                              *
         our Quarterly Report on Form 10-QSB filed with the SEC on November
         14, 2000 and amended on December 19, 2000).

3(ii)    By-Laws (Incorporated by reference to Exhibit 3(ii) to our Quarterly                                 *
         Report on Form 10-QSB filed with the SEC on November 14, 2000 and amended on December 19, 2000).

10.1     Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to                        *
         Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4
         filed with the SEC on August 22,1997 and amended on September 9, 1997).

10.2     Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and                          *
         John C. Soffronoff (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998).

10.3     Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and                          *
         John J. Ginley (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998).

10.4     Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and                          *
         Bruce E. Sickel (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998).


*   Incorporated by reference.