Form 10-Q
period 2001-06-30
PREMIER BANCORP INC /PA/
filed 2001-08-14
CIK 1044651

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO
                                        --------------    --------------

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

                                 (215) 345-5100
                                 --------------
                           (Issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,224,960 shares of $0.33 par value common stock issued and outstanding as of July 31, 2001.

     Transitional Small Business Disclosure format (check one):
Yes      No   X
    ---      ---

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                             PREMIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)
                                                                                      JUNE 30, 2001      DECEMBER 31, 2000
                                                                                      -------------      -----------------
                                                                                     (Dollars in thousands, except share data)
Assets:
Cash and due from banks                                                                $   8,150             $   7,970
Federal funds sold                                                                         7,645                    --
Interest-bearing deposits                                                                    511                    56
                                                                                       ---------             ---------
Cash and cash equivalents                                                                 16,306                 8,026
Investment securities:
     Held to maturity (fair value $4,451 in 2001 and $5,912 in 2000)                       4,498                 6,026
     Available for sale (amortized cost $105,406 in 2001 and $99,548 in 2000)            100,823                94,573
Loans receivable (net of allowance for loan losses of $3,367 in 2001
     and $3,032 in 2000)                                                                 268,233               235,552
Loans held for sale                                                                          362                    --
Other real estate owned                                                                       --                   252
Premises and equipment                                                                     4,728                 4,853
Accrued interest receivable                                                                2,818                 2,517
Deferred income taxes                                                                      2,570                 2,703
Other assets                                                                               1,071                   699
                                                                                       ---------             ---------
Total assets                                                                           $ 401,409             $ 355,201
                                                                                       =========             =========

Liabilities, minority interest in subsidiary and shareholders' equity:
Deposits                                                                               $ 311,280             $ 303,293
Borrowings                                                                                51,194                14,404
Accrued interest payable                                                                   4,115                 4,127
Other liabilities                                                                          5,149                 5,422
Subordinated debt                                                                          1,500                 1,500
                                                                                       ---------             ---------
Total liabilities                                                                        373,238               328,746

Corporation-obligated mandatorily redeemable capital securities of subsidiary
     trust holding solely junior subordinated debentures of the corporation               10,000                10,000

Shareholders' equity:
Common stock - $0.33 par value; 30,000,000 shares authorized; issued and
     outstanding 3,224,960 at June 30, 2001 and 3,105,248 at December 31, 2000             1,064                 1,025
Additional paid-in capital                                                                12,181                11,792
Retained earnings                                                                          7,950                 6,921
Accumulated other comprehensive loss                                                      (3,024)               (3,283)
                                                                                       ---------             ---------
Total shareholders' equity                                                                18,171                16,455
                                                                                       ---------             ---------
Total liabilities minority interest in subsidiary and shareholders' equity             $ 401,409             $ 355,201
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


                                                       PREMIER BANCORP, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                            FOR THE THREE                  FOR THE SIX
                                                             MONTHS ENDED                 MONTHS ENDED
                                                        JUNE 30,       JUNE 30,       JUNE 30,        JUNE 30,
                                                          2001           2000           2001            2000
                                                        --------       --------       --------        --------
                                                               (Dollars in thousands; except per share data)
Interest income:
   Loans                                              $     5,523    $     4,623   $    10,792    $     8,966
   Federal funds sold and interest-bearing deposits            52             89           195            216
   Investments:
      Taxable                                               1,521          1,592         2,921          3,198
      Tax-exempt                                              239            221           441            442
                                                      -----------    -----------   -----------    -----------
Total interest income                                       7,335          6,525        14,349         12,822

Interest expense:
   Deposits                                                 3,777          3,055         7,666          5,702
   Borrowings                                                 436            599           655          1,432
                                                      -----------    -----------   -----------    -----------
Total interest expense                                      4,213          3,654         8,321          7,134
                                                      -----------    -----------   -----------    -----------

Net interest income                                         3,122          2,871         6,028          5,688
Provision for loan losses                                     239            125           339            275
                                                      -----------    -----------   -----------    -----------
Net interest income after loan loss provision               2,883          2,746         5,689          5,413

Non-interest income:
   Service charges and other fees                             144             66           281            117
   Gain (loss), net, on sale of investment
     securities available for sale                             33             --            (3)            --
   Loss on sale of other real estate owned                    (17)            --           (17)            --
   Gain on sale of loans held for sale                         20             10            25             17
                                                      -----------    -----------   -----------    -----------
Total non-interest income                                     180             76           286            134

Non-interest expense:
   Salaries and employee benefits                           1,088            879         2,163          1,924
   Occupancy                                                  194            143           390            291
   Data processing                                            244            187           483            418
   Professional services                                       85             98           165            204
   Marketing                                                  103             89           224            250
   Minority interest in expense of subsidiary                 218            218           436            436
   Other                                                      377            392           741            697
                                                      -----------    -----------   -----------    -----------
Total non-interest expense                                  2,309          2,006         4,602          4,220
                                                      -----------    -----------   -----------    -----------

Income before income tax                                      754            816         1,373          1,327
Income tax expense                                            189            212           344            320
                                                      -----------    -----------   -----------    -----------
Net income                                            $       565    $       604   $     1,029    $     1,007
                                                      ===========    ===========   ===========    ===========

Earnings per share:
   Basic                                              $      0.18    $      0.19   $      0.32    $      0.33
   Diluted                                            $      0.16    $      0.18   $      0.30    $      0.29

Weighted average number of shares outstanding:
   Basic                                                3,223,965      3,100,328     3,198,478      3,089,621
   Diluted                                              3,430,070      3,424,441     3,381,120      3,435,729


                 The accompanying notes are an integral part of
                     the consolidated financial statements.


                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,                                            2001        2000
---------------------------------                                            ----        ----
                                                                             (In thousands)
Operating activities:
     Net income                                                           $  1,029    $  1,007
     Adjustments to reconcile net income to cash provided
        by operating activities:
          Depreciation expense                                                 267         213
          Provision for loan losses                                            339         275
          Write-off of capitalized costs related to branch expansion            --          68
          Amortization of premiums and discounts on
             investment securities held to maturity                             --           4
          Amortization of premiums and discounts on
             investment securities available for sale                           89          58
          Loss on sale of investment securities available for sale               3          --
          Loss on sale of other real estate owned                               17          --
          Gain on sale of loans held for sale                                  (25)        (17)
          Originations of loans held for sale                               (3,922)     (2,469)
          Proceeds from sale of loans held for sale                          3,585       2,486
          Increase in accrued interest receivable                             (301)       (105)
          (Increase) decrease in other assets                                 (372)         62
          Increase in deferred loan fees                                       172          55
          (Decrease) increase in accrued interest payable                      (12)      1,200
          Decrease in other liabilities                                        (86)        (34)
                                                                          --------    --------
Net cash provided by operating activities                                      783       2,803
                                                                          --------    --------

Investing activities:
     Proceeds from sale of investment securities available for sale         21,111          --
     Repayment of investment securities available for sale                   5,020       2,103
     Purchase of investment securities available for sale                  (32,081)        (50)
     Repayment of investment securities held to maturity                     1,528         202
     Net increase in loans receivable                                      (33,192)    (15,661)
     Proceeds from sale of other real estate owned                             235          --
     Purchases of premises and equipment                                      (142)       (608)
                                                                          --------    --------
Net cash used in investing activities                                      (37,521)    (14,014)
                                                                          --------    --------

Financing activities:
     Net increase in deposits                                                7,987      32,164
     Net increase (decrease) in borrowings less than 90 days                 6,790      (2,236)
     Proceeds from borrowings greater than 90 days                          30,000          --
     Repayment of borrowings greater than 90 days                               --     (10,000)
     Proceeds from exercised common stock options                              241          76
                                                                          --------    --------
Net cash provided by financing activities                                   45,018      20,004
                                                                          --------    --------

Increase in cash and cash equivalents                                        8,280       8,793

Cash and cash equivalents:
     Beginning of period                                                     8,026       8,491
                                                                          --------    --------
     End of period                                                        $ 16,306    $ 17,284
                                                                          ========    ========
Supplemental disclosures:
     Cash payments for:
          Interest expense                                                $  8,333    $  5,934
          Taxes                                                                367         321

Supplemental disclosure of noncash activities:
     Change in the estimated fair value of investment securities
        available for sale                                                $    392    $   (317)
     Change in the deferred tax asset related to investment securities
        available for sale                                                    (133)        108
     Tax effect of exercised common stock options                              187          63




                   The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization

     Premier Bancorp, Inc. (PBI) is a Pennsylvania business corporation and a registered financial holding company headquartered in Doylestown, Bucks County, Pennsylvania. PBI was incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. PBI's primary business is the operation of its wholly owned subsidiary, Premier Bank, which we manage as a single business segment.

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

2.   Basis of Financial Statement Presentation

     We prepared the accompanying interim unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America as applied to the banking industry and in accordance with instructions for quarterly reports on Form 10-QSB. These statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows. The consolidated financial statements include the accounts of Premier Bancorp, Inc. and its wholly owned subsidiaries: Premier Bank, PBI Capital Trust and Lenders Abstract, LLC. All significant intercompany accounts and transactions were eliminated in the consolidated financial statements. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year. These quarterly financial statements should be read in conjunction with the audited consolidated financial statements on Form 10-KSB and notes thereto for the year ended December 31, 2000.

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

4.   Derivative Financial Instruments

     The company has limited involvement with derivative financial instruments and currently uses them only in relation to the bank's Index Powered[SM] Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter 2001, contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependant on the return of the Standard & Poor's 500(R) Index. This deposit product is unique in that the customer may receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured in its principal amount by the FDIC to the extent provided by law.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   Derivative Financial Instruments (Continued)

     In order to offset the risks associated with the variable cost of the IPCD, the bank entered into a derivative contract with the Federal Home Loan Bank of Pittsburgh (FHLB). The terms of the derivative entered into with the FHLB provide for receipt of an amount equal to the amount to be paid to the IPCD depositor, in exchange for a periodic payment stream expressed as a fixed rate of interest.

     The bank accounts for its derivative contract with the FHLB and the derivative embedded in the IPCD in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Accordingly, the bank carries these derivatives at fair value in the Consolidated Statements of Financial Condition and recognizes any changes in fair value in current period earnings.

     The notional amount of derivative contracts with the FHLB and IPCD customers was $6,182,000 at June 30, 2001. The fair value of derivatives is included in "Other liabilities" and approximates $1,264,000 at June 30, 2001. During the three and six months ended June 30, 2001, approximately $7,000 and $22,000, respectively, was recorded in other expense for net changes in the fair market value of derivative contracts.

5.   Stock Dividend

     On February 17, 2000, the company declared a 5% common stock dividend to shareholders of record as of February 29, 2000 that was paid on March 10, 2000. The number of shares and per share amounts have been restated to reflect this event as of the earliest date presented in this Form 10-QSB.

6.   Earnings Per Share

     Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period. Options to purchase 556,278 and 700,325 shares of common stock were outstanding at June 30, 2001 and 2000, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share. Options to purchase 51,998 shares of common stock were anti-dilutive and excluded from the calculation of earnings per diluted common share for the three and six months ended June 30, 2001 and 2000.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   Earnings Per Share (Continued)

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                         FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                         ----------------------------------------
                                       (Dollars in thousands, except per share data)
                                                                            Per share
                                          Net income         Shares          Amount
                                          ----------       ---------         -------
Basic earnings per share                  $   565          3,223,965         $  0.18
Effect of dilutive stock options               --            206,105           (0.02)
                                           ------          ---------         -------
Earnings per diluted share                $   565          3,430,070         $  0.16
                                          =======          =========         =======

                                            FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                            ----------------------------------------
                                        (Dollars in thousands, except per share data)
                                                                  Per share
                                          Net income         Shares           Amount
                                          ----------       ---------         --------
Basic earnings per share                  $   604          3,100,328         $  0.19
Effect of dilutive stock options               --            324,113           (0.01)
                                          -------          ---------         -------
Earnings per diluted share                $   604          3,424,441         $  0.18
                                          =======          =========         =======


                                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                         -------------------------------------------
                                        (Dollars in thousands, except per share data)
                                                                             Per share
                                         Net income          Shares           Amount
                                         ----------        ---------         --------
Basic earnings per share                  $ 1,029          3,198,478         $  0.32
Effect of dilutive stock options               --            182,642           (0.02)
                                          -------          ---------         -------
Earnings per diluted share                $ 1,029          3,381,120         $  0.30
                                          =======          =========         =======

                                            FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                         -------------------------------------------
                                        (Dollars in thousands, except per share data)
                                                                             Per share
                                         Net income          Shares           Amount
                                         ----------        ---------         --------
Basic earnings per share                  $ 1,007          3,089,621         $  0.33
Effect of dilutive stock options               --            346,108           (0.04)
                                          -------          ---------         -------
Earnings per diluted share                $ 1,007          3,435,729         $  0.29
                                          =======          =========         =======

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Comprehensive Income (Loss)

     The following table displays net income and the components of other comprehensive income (loss) to arrive at total comprehensive income (loss). The only component of other comprehensive income (loss) for PBI is the change in the estimated fair value of investment securities available for sale.

                                                              FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                            JUNE 30, 2001   JUNE 30, 2000     JUNE 30, 2001    JUNE 30, 2000
                                                            -----------------------------     ------------------------------
                                                                (Dollars in thousands)            (Dollars in thousands)
Net income                                                        $ 565          $ 604          $ 1,029         $ 1,007
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on investment securities
      available for sale:
    Unrealized holding gains (losses) during the period            (252)            65              261            (209)
    Less: reclassification adjustment for gains (losses)
      included in net income                                         22             --               (2)             --
                                                                  -----          -----          -------         -------
Other comprehensive income (loss), net of tax                      (230)            65              259            (209)
                                                                  -----          -----          -------         -------
Comprehensive income                                              $ 335          $ 669          $ 1,288         $   798
                                                                  =====          =====          =======         =======

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Premier Bancorp, Inc. (PBI) is a Pennsylvania business corporation and a registered financial holding company headquartered in Doylestown, Bucks County, Pennsylvania. PBI was incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. PBI's primary business is the operation of its wholly owned subsidiary, Premier Bank, which we manage as a single business segment.

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

     The bank's revenues are derived principally from interest on its loans and securities portfolios. The bank's primary sources of funds are deposits, repayments, prepayments and maturities of loans, repayments, prepayments and maturities of mortgage-backed and investment securities and borrowed funds. Currently, the bank has seven full-service Pennsylvania banking offices:
Doylestown, Easton, Southampton, Floral Vale, Bethlehem, Bensalem and Montgomeryville and a limited service office in the Heritage Towers Retirement Community in Doylestown. The bank opened its Bensalem and Montgomeryville branches in October 2000. The bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the bank.

     PBI's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowed money. The company also generates non-interest income such as service charges, fees from sales of title insurance and other fees. Non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing, data processing costs and other operating expenses. The company is subject to losses from its loan portfolio if borrowers fail to meet their obligations. PBI's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

     Overhead expenses in 2001 are expected to be higher than in 2000 due to a full year of expenses for new branches opened in October 2000. In addition, the bank is facing increased competition for deposits and loans in the current interest rate environment. This may also impact PBI's results of operations for 2001.

     The following is management's discussion and analysis of the significant changes in the results of operations for the three and six months ended June 30, 2001 as compared to the same periods in 2000 and changes in financial condition from December 31, 2000 to June 30, 2001. Current performance may not be indicative of future performance. This discussion should be read in conjunction with the 2000 Annual Report on Form 10-KSB.

     In addition to historical information, this management discussion and analysis contains forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on these forward-looking statements, which reflect our analysis only as of this date. We are not obligated to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after this date. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and any current reports on Form 8-K.

MANAGEMENT'S STRATEGY

     The bank's lending activities are specialized in small and medium sized businesses, professionals and individuals. In order to fund its lending activities and allow for increased contact with customers, the bank is establishing a branch network to develop a stable core deposit base catering primarily to retail and business depositors. We have a strong commitment to highly personalized customer service. To support the company's growth, without compromising personalized service, we have made significant investments in experienced personnel and have incurred significant costs related to branch office expansion.

     Since the 1992 opening of Premier Bank, the company has grown to seven full service Pennsylvania banking offices. The bank opened its fifth office in Bethlehem, Northampton County, in December 1999 and a limited service office in the Heritage Towers Retirement Community in Doylestown in July 2000. The bank opened its sixth and seventh Pennsylvania full service offices in Bensalem and Montgomeryville in October 2000. New branches normally contribute positively to earnings after they mature and grow.

     In conjunction with its branch expansion, the bank added significantly to its commercial lending staff in 1999 to grow its loan portfolio and shift assets toward loans and away from investments. However, the development of a quality loan portfolio takes considerable time. Investment securities can be added to a portfolio quickly. Therefore, the bank may buy or sell investment securities from time to time depending on market conditions, business trends, liquidity, and capital levels.

     In addition to the ongoing expansion of the bank's traditional business, we continuously review and consider new products and services to offer customers. These new products and services are largely intended to generate and increase fee income. In December 2000, we formed Lenders Abstract, LLC to generate fee income from the origination of title insurance policies.

     Recent changes in federal banking laws allow financial institutions to engage in a broader range of activities than previously permitted. These legislative changes may serve to increase both opportunity and competition.

     The following table sets forth, for the periods indicated, certain average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).

                                     AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY
FOR THE THREE MONTHS ENDED JUNE 30,                                2001                                      2000
                                                   ------------------------------------      ------------------------------------
                                                    AVERAGE                     AVERAGE       AVERAGE                     AVERAGE
                                                    BALANCE      INTEREST        RATE         BALANCE      INTEREST        RATE
                                                   ---------     --------        ----         -------      --------        ----
                                                                                (Dollars in thousands)
Assets
    Interest-bearing deposits                      $     690      $     7        4.07%       $     266      $     5        7.56%
    Federal funds sold                                 3,839           45        4.70%           5,294           84        6.38%
    Investment securities available for sale
       Taxable (1)                                    85,869        1,440        6.73%          84,996        1,480        7.00%
       Tax-exempt (1)(2)                              19,018          362        7.63%          17,858          335        7.54%
    Investment securities held to maturity             4,851           81        6.70%           6,864          112        6.56%
                                                   ---------      -------        ----        ---------      -------        ----
       Total investment securities                   109,738        1,883        6.88%         109,718        1,927        7.06%
    Loans, net of unearned income (3)(4)             259,109        5,537        8.57%         212,476        4,634        8.77%
                                                   ---------      -------        ----        ---------      -------        ----
    Total interest-earning assets                    373,376        7,472        8.03%         327,754        6,650        8.16%
    Cash and due from banks                            6,668                                     5,646
    Allowance for loan losses                         (3,212)                                   (2,732)
    Other assets (5)                                  10,065                                     8,014
                                                   ---------                                 ---------
Total assets                                       $ 386,897                                 $ 338,682
                                                   =========                                 =========
Liabilities, minority interest in subsidiary
    and shareholders' equity
    Interest checking                              $  25,705          164        2.56%       $  22,222          139        2.52%
    Money market deposit accounts                     18,832          169        3.60%           3,440           39        4.56%
    Savings accounts                                  42,696          336        3.16%          51,347          448        3.51%
    Time deposits                                    199,793        3,108        6.24%         167,149        2,429        5.84%
                                                   ---------      -------        ----        ---------      -------        ----
       Total interest-bearing deposits               287,026        3,777        5.28%         244,158        3,055        5.03%
    Short-term borrowings                             17,365          162        3.74%          37,521          567        6.08%
    Long-term borrowings                              16,703          247        5.93%              --           --          --
                                                   ---------      -------        ----        ---------      -------        ----
       Total borrowings                               34,068          409        4.82%          37,521          567        6.08%
    Subordinated debt                                  1,500           27        7.22%           1,500           32        8.58%
                                                   ---------      -------        ----        ---------      -------        ----
    Total interest-bearing liabilities               322,594        4,213        5.24%         283,179        3,654        5.19%
    Non-interest-bearing deposits                     24,873                                    22,103
    Other liabilities                                  8,605                                     5,158
    Capital securities                                10,000                                    10,000
    Shareholders' equity (6)                          20,825                                    18,242
                                                   ---------                                 ---------
Total liabilities, minority interest in
   subsidiary and shareholders' equity             $ 386,897                                 $ 338,682
                                                   =========                                 =========

    Net interest income/rate spread                               $ 3,259        2.79%                      $ 2,996        2.97%
                                                                  =======        ====                       =======        ====

    Net interest margin (7)                                                      3.50%                                     3.68%

     Average interest-earning assets as a percentage
     of average interest-bearing liabilities            115.74%                                 115.74%


-----------
(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.
(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax equivalent basis using a 34% rate.
(3) Includes non-accrual loans of $150,000 on average for the three months ended June 30, 2001. There were no non-accrual loans during the three months ended June 30, 2000.
(4) Includes tax-exempt loans of $1,218,000 and $1,097,000 on average for the three months ended June 30, 2001 and 2000, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.
(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investment securities available for sale.
(6) Excludes the SFAS 115 valuation allowance on investment securities available for sale, net of tax.
(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

                                        AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

FOR THE SIX MONTHS ENDED JUNE 30,                                     2001                                2000
                                                     ----------------------------------     ------------------------------------
                                                      AVERAGE                  AVERAGE       AVERAGE                     AVERAGE
                                                      BALANCE      INTEREST      RATE        BALANCE      INTEREST        RATE
                                                     ---------    ---------      ----       ---------      -------        ----
                                                                               (Dollars in thousands)
Assets
    Interest-bearing deposits                        $     545      $    13      4.81%      $     386      $    12        6.25%
    Federal funds sold                                   7,021          182      5.23%          6,890          204        5.95%
    Investment securities available for sale
       Taxable (1)                                      80,380        2,745      6.89%         85,476        2,973        6.99%
       Tax-exempt (1)(2)                                17,770          668      7.58%         17,859          670        7.54%
    Investment securities held to maturity               5,337          176      6.65%          6,970          225        6.49%
                                                     ---------      -------      ----       ---------      -------        ------
         Total investment securities                   103,487        3,589      6.99%        110,305        3,868        7.05%
    Loans, net of unearned income (3)(4)               251,239       10,815      8.68%        207,497        8,987        8.71%
                                                     ---------      -------      ----       ---------      -------        ----
    Total interest-earning assets                      362,292       14,599      8.13%        325,078       13,071        8.09%
    Cash and due from banks                              6,476                                  5,529
    Allowance for loan losses                           (3,143)                                (2,654)
    Other assets (5)                                     9,685                                  7,858
                                                     ---------                              ---------
Total assets                                         $ 375,310                              $ 335,811
                                                     =========                              =========
Liabilities, minority interest in subsidiary
    and shareholders' equity
    Interest checking                                $  25,461          321      2.54%      $  21,643          273        2.54%
    Money market deposit accounts                       18,096          366      4.08%          2,235           45        4.05%
    Savings accounts                                    42,745          705      3.33%         51,825          901        3.50%
    Time deposits                                      199,506        6,274      6.34%        157,705        4,483        5.72%
                                                     ---------      -------      ----       ---------      -------        ----
       Total interest-bearing deposits                 285,808        7,666      5.41%        233,408        5,702        4.91%
    Short-term borrowings                               16,847          353      4.23%         46,415        1,368        5.93%
    Long-term borrowings                                 8,398          247      5.93%             --           --          --
                                                     ---------      -------      ----       ---------      -------        ----
       Total borrowings                                 25,245          600      4.79%         46,415        1,368        5.93%
    Subordinated debt                                    1,500           55      7.39%          1,500           64        8.58%
                                                     ---------      -------      ----       ---------      -------        ----
    Total interest-bearing liabilities                 312,553        8,321      5.37%        281,323        7,134        5.10%
    Non-interest-bearing deposits                       24,944                                 21,654
    Other liabilities                                    7,331                                  4,835
    Capital securities                                  10,000                                 10,000
    Shareholders' equity (6)                            20,482                                 17,999
                                                     ---------                              ---------
Total liabilities, minority interest in
   subsidiary and shareholders' equity               $ 375,310                              $ 335,811
                                                     =========                              =========

    Net interest income/rate spread                                 $ 6,278      2.76%                     $ 5,937        2.99%
                                                                    =======      ====                      =======        ====
    Net interest margin (7)                                                      3.49%                                    3.67%

     Average interest-earning assets as a percentage
     of average interest-bearing liabilities            115.91%                                115.55%


-----------
(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.
(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax equivalent basis using a 34% rate.
(3) Includes non-accrual loans of $75,000 and $39,000 on average for the six months ended June 30, 2001 and 2000, respectively.
(4) Includes tax-exempt loans of $1,100,000 and $1,112,000 on average for the six months ended June 30, 2001 and 2000, respectively.
    Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.
(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investment securities available for sale.
(6) Excludes the SFAS 115 valuation allowance on investment securities available for sale, net of tax.
(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

Results of Operations

     PBI reported net income of $565,000 or $.16 earnings per common share on a diluted basis for the three months ended June 30, 2001. This represents a decrease of $39,000 or 6% from the net income of $604,000 or $.18 earnings per common share on a diluted basis reported for the same period in 2000. Growth in net interest income was slowed by significant decreases in the prime lending rate during the first half of 2001. The national prime lending rate decreased three times for a total of 125 basis points during the three months ended June 30, 2001. These rate cuts affected the rates on new loans and existing adjustable/variable rate loans. The provision for loan losses was $114,000 higher due to the more rapid rate of loan growth in 2001. Loans grew $22,870,000 or 9% during the three months ended June 30, 2001 compared to $7,028,000 or 3% during the same period in 2000. Other income was $104,000 higher in 2001 due mostly to fees generated from our new title insurance business, financial advisory services and gains on the sale of investment securities available for sale. Overhead expenses were $371,000 or 19% higher for the three months ended June 30, 2001 compared to the same period in 2000, exclusive of $68,000 in one-time charges in 2000. This increase is due in part to the bank's opening of two new branches in October 2000 and the overall growth of the company. Return on average assets and return on average shareholders' equity were .59% and 12.72%, respectively, for the three months ended June 30, 2001 compared to .73% and 18.93% for the same period in 2000. Return on average shareholders' equity, exclusive of the unrealized loss on investment securities available for sale was 10.88% for the three months ended June 30, 2001 compared to 13.32% for the same period in 2000.

     PBI reported net income of $1,029,000 or $.30 earnings per common share on a diluted basis for the six months ended June 30, 2001. This represents an increase of $22,000 or 2% from the net income of $1,007,000 or $.29 earnings per common share on a diluted basis reported for the same period in 2000. Both net income and net interest income grew during the six months ended June 30, 2001 compared to the same period in 2000. However, growth in net interest income was slowed by six decreases in the national prime lending rate totaling 275 basis points during the first half of 2001. These rate cuts affected the rates on new loans and existing adjustable/variable rate loans. The provision for loan losses was $64,000 higher due to a more rapid rate of loan growth in 2001. Loans grew $33,188,000 or 14% during the six months ended June 30, 2001 compared to $15,655,000 or 8% during the same period in 2000. Other income was $152,000 higher in 2001 due mostly to $78,000 in fees generated from our new title insurance business and financial advisory services combined and $50,000 in fees related to a loan pay-off. Overhead expenses were $565,000 or 14% higher for the six months ended June 30, 2001 compared to the same period in 2000, exclusive of $183,000 in one-time charges in 2000. Overhead expenses were higher due in part to the bank's opening of two new branches in October 2000 and the overall growth of the company. Return on average assets and return on average shareholders' equity were .56% and 11.89%, respectively, for the six months ended June 30, 2001 compared to .61% and 16.03% for the same period in 2000. Return on average shareholders' equity, exclusive of the unrealized loss on investment securities available for sale was 10.13% for the six months ended June 30, 2001 compared to 11.25% for the same period in 2000.

Net interest income

     Net interest income is the most significant component of the company's operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment and by competition. The interest rate spread is also influenced by differences in the maturity and repricing of assets versus the liabilities that fund them. During the past year, the bank increased its loan portfolio by $57,754,000 or 27%. Much of this growth was funded by deposit generation. The bank continues to face strong competition for both loans and deposits. This competition continues to put pressure on our net interest income.

     During the first half of 2001 the Federal Reserve cut the targeted federal funds rate an unprecedented six times for a total of 2.75%. Three rate cuts totaling 1.50% occurred in the first quarter of 2001; three rate cuts totaling 1.25% occurred in the second quarter of 2001. These cuts immediately lowered the national prime lending rates and in turn reduced prime rate based loans in the bank's portfolio. In addition, the magnitude of the Federal Reserve rate cuts increases the likelihood that customers with higher fixed rate loans will seek to renegotiate lower interest rates or prepay their loans. Although we cannot predict the extent or timing of such refinance activity, we do expect the yield on our loan portfolio to decline as this activity occurs. We cannot predict to what extent the lower asset yields will be offset by lower cost of funds.

     The interest rate environment during the first half of 2001 is in direct contrast with the same period in 2000. During the first half of 2000, the national prime lending rate increased three times for a total of 1.00%. As a result the yields on average interest-earning assets and average interest-bearing liabilities trended higher in 2000 and through the first quarter of 2001.

     For the three months ended June 30, 2001, net interest income, on a tax-equivalent basis, was $263,000 higher than the same period in 2000. This increase was primarily a function of asset growth, which was offset in part by a lower yield on average interest-earning assets and a higher rate on average interest-bearing liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities was 115.74% for both quarters. Average interest-earning assets grew $45,622,000 or 14% from $327,754,000 at June 30, 2000 to $373,376,000 at June 30, 2001. Average loan balances increased $46,633,000 while average investments were flat at approximately $109,700,000. The yield on average interest-earning assets decreased 13 basis points while the rate on average interest-bearing liabilities increased 5 basis points. The increase in rate on average interest-bearing liabilities was mostly due to the aggressive promotion of the 9-month and 23-month certificates of deposit yielding 7% in 2000. The full effect of these promotions was reflected in 2001 results as the rate on average time deposits increased 40 basis points. As of June 30, 2001, approximately $31,000,000 in 9-month certificates of deposit yielding 7% matured. These time deposits were retained/replaced at a lower rate. In the first quarter of 2002 approximately $23,311,000 in 23-month certificates of deposits yielding 7% are scheduled to mature. Borrowings, subordinated debt and non-maturity deposits repriced lower in 2001 and offset, in part, the increased rate on time deposits. We expect the yield on average interest-earning assets and the rate on average interest-bearing liabilities to continue to trend downward in 2001 as a result of the recent rate cuts. The net interest margin decreased 18 basis points from 3.68% at June 30, 2000 to 3.50% at June 30, 2001. The net interest rate spread decreased 18 basis points from 2.97% at June 30, 2000 to 2.79% at June 30, 2001. The maturity/repricing characteristics of our portfolios in combination with increased competition for loans and deposits, has contributed to this margin compression.

     For the six months ended June 30, 2001, net interest income, on a tax-equivalent basis, was $341,000 higher than the same period in 2000. This increase was primarily a function of asset growth and a higher yield on average interest-earning assets. These positive items were offset in part by a higher rate on average interest-bearing liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities improved slightly from 115.55% for the six months ended June 30, 2000 to 115.91% for the six months ended June 30, 2001. Average interest-earning assets grew $37,214,000 or 11% from $325,078,000 at June 30, 2000 to $362,292,000 at June 30, 2001.
Average loan balances increased $43,742,000 while average investments decreased $6,818,000. Although, the average yield on each category within total average interest-earning assets declined, the overall yield on total average interest-earning assets increased 4 basis points due to a greater concentration in higher yielding loans. The rate on average interest-bearing liabilities increased 27 basis points mostly due to the aggressive promotion of the 9-month and 23-month certificates of deposit in 2000. Borrowings and subordinated debt repriced lower in 2001 and offset, in part, the increased rate on time deposits. The net interest margin decreased 18 basis points from 3.67% at June 30, 2000 to 3.49% at June 30, 2001. The net interest rate spread decreased 23 basis points from 2.99% at June 30, 2000 to 2.76% at June 30, 2001.

Non-interest income

     Non-interest income consists primarily of service charges on deposits, fees from sales of title insurance, fees for financial advisory services and gains (losses) on the sale of investment securities available for sale and loans held for sale.

     Total non-interest income was $180,000 for the three months ended June 30, 2001 compared to $76,000 for the same period in 2000. Second quarter 2001 results include: $49,000 in fees generated from sales of title insurance, $11,000 in fees from financial advisory services and $33,000 in gains from the sale of investment securities available for sale. Gains on the sale of loans held for sale were $10,000 higher for the three months ended June 30, 2001 compared to the same period in 2000. Offsetting these positive items was a $17,000 loss on the sale of other real estate owned in May 2001.

     Total non-interest income was $286,000 for the six months ended June 30, 2001 compared to $134,000 for the same period in 2000. The increase is mostly due to $78,000 in combined fees from sales of title insurance and financial advisory services. In addition, $50,000 in fees was recorded during the first quarter of 2001 related to a loan pay-off.

Non-interest expense

     For the three months ended June 30, 2001, non-interest expenses were $2,309,000 or $303,000 higher than the $2,006,000 recorded during the same period in 2000. Overhead expenses increased principally due to the continued growth of our franchise, namely the opening of our Bensalem and Montgomeryville offices in October 2000. Salaries and benefits were $209,000 higher in 2001, an increase of 24%, compared to the same period in 2000. This increase was principally due to an increase in the number of employees and salary adjustments. The number of full-time equivalent employees grew from 72 at June 30, 2000 to 78 at June 30, 2001. Occupancy expenses were $51,000 higher due primarily to the additional rent, maintenance and utility costs for new branches. Data processing expenses increased $57,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes, and new services. Other expenses consist primarily of furniture and equipment expense, employee travel, meals and entertainment, stationery, supplies, postage and Board of Directors' fees. Results for the second quarter of 2000 included $68,000 for the write-off of improvements related to a proposed branch in Bensalem that was relocated. Exclusive of these one-time charges in 2000, other expenses increased $53,000 or 16% due principally to the growth of the institution.

     For the six months ended June 30, 2001, non-interest expenses were $4,602,000 or $382,000 higher than the $4,220,000 recorded during the same period in 2000. Overhead expenses for the six months ended June 30, 2000 included one-time charges of $115,000 related to two discontinued internet banking initiatives and $68,000 for the write-off of improvements to a proposed branch site in Bensalem which was relocated. Excluding these one-time charges, overhead increased $565,000 or 14% principally due to the continued growth of our franchise, namely the opening of our Bensalem and Montgomeryville offices in October 2000. Salaries and benefits were $239,000 higher in 2001, an increase of 12%, compared to the same period in 2000. This increase was principally due to an increase in the number of employees and salary adjustments. Occupancy expenses were $99,000 higher due primarily to the additional rent, maintenance and utility costs for new branches. Data processing expenses increased $65,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes, and new services. Professional services and marketing expenses were lower for the six months ended June 30, 2001 due in part to the one-time charges in 2000. Other expenses consist primarily of furniture and equipment expense, employee travel, meals and entertainment, stationery, supplies, postage and Board of Directors' fees. Other expenses in 2000 included $68,000 for the write-off of improvements related to a proposed branch site that was relocated. Exclusive of these one-time charges in 2000, other expenses increased $112,000 or 18% due principally to the growth of the institution and $22,000 in fair market value write-downs on derivatives related to the Index Powered [SM] Certificate of Deposit.

Provision for loan losses

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that we deem adequate to provide for known and inherent losses. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, delinquency statistics, and the composition of loan types within the portfolio. Net charge-offs were

$4,000 and $6,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, charge-off and non-performing trends may not be indicative of future performance.

     The provision for loan losses increased $114,000 from $125,000 during the three months ended June 30, 2000 to $239,000 during the same period in 2001. The provision for loan losses also increased $64,000 from $275,000 during the six months ended June 30, 2000 to $339,000 during the same period in 2001. The increase is due to a more rapid rate of loan growth in 2001 versus 2000. Total loans grew $22,870,000 or 9% during the three months ended June 30, 2001 compared to $7,028,000 or 3% during the same period in 2000. Total loans grew $33,188,000 or 14% during the six months ended June 30, 2001 compared to $15,655,000 or 8% during the same period in 2000. The loan loss allowance as a percentage of total loans was 1.23% and 1.29% at June 30, 2001 and June 30, 2000, respectively.

Income tax expense

     We recorded a $189,000 or 25.1% tax provision for the three months ended June 30, 2001 compared to $212,000 or 26.0% for the same period in 2000. We recorded a $344,000 or 25.1% tax provision for the six months ended June 30, 2001 compared to $320,000 or 24.1% for the same period in 2000. The effective tax rate for the six months ended June 30, 2001 was higher than the comparable period in 2000, due principally to a lower ratio of tax-exempt interest relative to total taxable income.

FINANCIAL CONDITION

     Consolidated assets grew $46,208,000 or 13% during the six months ended June 30, 2001. Federal funds sold, investments and total gross loans grew $7,645,000, $4,722,000 and $33,188,000, respectively. Asset growth was primarily funded by increases in borrowings and deposits and by proceeds from the sale of investment securities available for sale. Borrowings grew $36,790,000 from $14,404,000 at December 31, 2000 to $51,194,000 at June 30, 2001. Deposits grew
$7,987,000 from $303,293,000 at December 31, 2000 to $311,280,000 at June 30,
2001. Shareholders' equity increased $1,716,000 from $16,455,000 at December 31, 2000 to $18,171,000 at June 30, 2001. This increase was attributable to $1,029,000 in earnings, a $259,000 improvement in the estimated fair value of investment securities available for sale, net of tax, and $428,000 from the exercise of common stock options.

Investment securities

     The company's investment policies dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. We are responsible for making the specific investment purchases within these standards. Total investments increased by $4,722,000 from $100,599,000 at December 31, 2000 to $105,321,000 at June 30, 2001.

     We buy and sell investment securities from time to time depending on market conditions, business trends, liquidity and capital levels. Investment securities provide an interim way to add to assets quickly and generate additional earnings. While loan growth is the company's ultimate goal, the development of a quality loan portfolio requires significant time. We generally earn a positive interest spread by assuming interest rate risk using deposits and short-term borrowings to purchase securities with longer maturities.

     We were a net buyer of securities during the six months ended June 30, 2001. Mortgage-backed securities, municipal bonds and corporate bonds increased $1,248,000, $2,939,000 and $5,411,000, respectively, during the six months ended June 30, 2001, excluding changes in estimated fair value. U.S. government agency obligations decreased $5,343,000 during the six months ended June 30, 2001, excluding changes in estimated fair value.

     Investment securities are classified at the time of purchase by one of three purposes: trading, available for sale (AFS) or held to maturity (HTM). To date, we have not purchased any securities for trading purposes. We classify most of our securities as AFS even though we have no immediate intent to sell them. The AFS designation affords us the flexibility to sell certain securities and adjust the balance sheet in response to capital levels; liquidity needs and/or changes in market conditions. AFS securities are marked to market in the Consolidated Statements of Financial Condition with an adjustment to equity, net of tax, and presented in the caption "Accumulated other comprehensive income (loss)." The carrying values for AFS and HTM securities were $100,823,000 and $4,498,000, respectively, as of June 30, 2001.

     The estimated fair value of AFS securities improved $392,000 from an unrealized loss of $4,975,000 at December 31, 2000 to an unrealized loss of $4,583,000 at June 30, 2001. The estimated fair value of AFS securities improved during the first half of 2001 principally due to lower interest rates. At June 30, 2001, approximately 76% of the unrealized loss on AFS securities related to the corporate bond portfolio.

     At June 30, 2001 corporate bonds comprised $34,947,000 or 33% of the total investment portfolio. Approximately 67% of our corporate bonds are fixed rate and 33% are variable rate. We began investing in the corporate bonds of other banking companies after the issuance of our $10,000,000 of capital securities in August 1998. In the third quarter of 1998 there was a deep discounting of corporate bond issues in response to certain world events. Our corporate bond portfolio experienced an unrealized loss in value beyond that caused by rising interest rates alone as the market deeply discounted these securities due to perceived credit risk. We believe that the market valuations of our corporate bonds were discounted further because certain bonds were issued by non-rated or below investment grade rated companies.

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

     Although we have no immediate plans to sell these securities, we have classified them as "available for sale" allowing us the flexibility to sell the securities and adjust our portfolio as future conditions change. Although interest rates have recently declined, these bonds have yet to materially recover their unrealized losses in estimated fair market value. At this time we plan to hold these investment positions realizing it may be some time before market conditions improve.


                                               INVESTMENT PORTFOLIO

                                                                        JUNE 30, 2001
                                                 --------------------------------------------------------
                                                       HELD TO MATURITY             AVAILABLE FOR SALE
                                                 AMORTIZED       ESTIMATED      AMORTIZED       ESTIMATED
                                                   COST         FAIR VALUE         COST        FAIR VALUE
                                                   ----         ----------         ----        ----------
                                                                      (In thousands)
U.S. government agency obligations                 $ 3,998         $ 3,951      $      --            $ --
Mortgage-backed securities                              --              --         47,541          47,031
Municipal securities                                    --              --         20,795          20,202
Equity securities                                       --              --          2,008           2,008
Corporate bonds                                         --              --         34,947          31,467
Other debt securities                                  500             500            115             115
                                                   -------         -------      ---------       ---------
Total                                              $ 4,498         $ 4,451      $ 105,406       $ 100,823
                                                   =======         =======      =========       =========

                                                                    DECEMBER 31, 2000
                                                 --------------------------------------------------------
                                                       HELD TO MATURITY             AVAILABLE FOR SALE
                                                 AMORTIZED       ESTIMATED      AMORTIZED       ESTIMATED
                                                   COST         FAIR VALUE         COST        FAIR VALUE
                                                   ----         ----------         ----        ----------
                                                                      (In thousands)
U.S. government agency obligations                 $ 4,997         $ 4,888      $   4,344       $   4,363
Mortgage-backed securities                             529             524         45,764          45,142
Municipal securities                                    --              --         17,856          17,292
Equity securities                                       --              --          1,933           1,933
Corporate bonds                                         --              --         29,536          25,728
Other debt securities                                  500             500            115             115
                                                   -------         -------      ---------       ---------
Total                                              $ 6,026         $ 5,912      $  99,548       $  94,573
                                                   =======         =======      =========       =========

Loans

     The bank originates a wide variety of loans principally to small and medium size businesses, professionals and individuals. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. We manage credit risk through lending limit constraints, credit review, approval policies, and ongoing internal monitoring. A majority of the loan portfolio is collateralized, at least in part, by real estate in the greater Lehigh and Delaware Valleys of Pennsylvania and New Jersey. Real estate values are typically subject to risks associated with the general economy, among other matters.

     In addition to credit risk, interest rate risk is inherent with the lending function. We manage interest rate risk within our asset/liability framework using various modeling techniques and analyses. Most loans are adjustable rate that reset in intervals of five years or fewer. When possible the bank also originates variable rate loans.

     Gross loans increased $33,188,000 or 14% from $239,445,000 at December 31, 2000 to $272,633,000 at June 30, 2001. Loans secured by commercial real estate grew $25,102,000 during the six months ended June 30, 2001.


                                                    LOAN PORTFOLIO

                                    JUNE 30, 2001     % OF TOTAL       DECEMBER 31, 2000   % OF TOTAL
                                    -------------     ----------       -----------------   ----------
                                                         (Dollars in thousands)
Real estate-farmland                 $     222           0.08%            $     230           0.10%
Real estate-construction                 8,379           3.07%                4,395           1.83%
Real estate-residential                 27,384          10.04%               25,401          10.61%
Real estate-multifamily                 12,585           4.62%               13,667           5.71%
Real estate-commercial                 186,777          68.52%              161,675          67.52%
Commercial                              34,931          12.81%               32,295          13.49%
Consumer                                 2,355           0.86%                1,782           0.74%
                                     ---------         ------             ---------         ------
Total loans                            272,633         100.00%              239,445         100.00%
                                                       ======                               ======
Less:
    Unearned income                      1,033                                  861
    Allowance for loan losses            3,367                                3,032
                                     ---------                            ---------
Total loans, net                     $ 268,233                            $ 235,552
                                     =========                            =========

Allowance for loan losses

     We maintain an allowance for loan losses and charge losses to this allowance when losses are realized. The allowance for loan losses is maintained at a level that we consider adequate to provide for known and inherent losses in the loan portfolio. Our evaluation includes such factors as current economic conditions, actual loss experience and the current risk profile of the loan portfolio. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, delinquency statistics and other factors previously described. Loan officers determine borrowers' risk ratings at the inception of each loan. These risk ratings are subject to ongoing analysis and update by an independent loan reviewer. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Because the bank is less than ten years old with a limited history for loan losses, we also use peer group analysis to gauge the overall reasonableness of the loan loss allowance. While we calculate the allowance based on specific loans or loan categories, we consider the total allowance available for losses in the entire loan portfolio. The unallocated portion of the reserve is primarily determined based on our assessment of the collateral risk inherent in non-real estate secured commercial loans as well as other risk factors that may not have manifested themselves in the company's historical loss experience. Some of these other risk factors include the economy and inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions affecting the identification and estimation of losses.

     While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance, and net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.


                                                ALLOWANCE FOR LOAN LOSS ALLOCATION

                                      JUNE 30, 2001               DECEMEBER 31, 2000              JUNE 30, 2000
                                ---------------------------   ---------------------------   ---------------------------
                                               % LOANS TO                    % LOANS TO                    % LOANS TO
                                  AMOUNT      TOTAL LOANS       AMOUNT      TOTAL LOANS       AMOUNT      TOTAL LOANS
                                  ------      -----------       ------      -----------       ------      -----------
                                                                (Dollars in thousands)
Balance at end of period
   applicable to:
Real estate-farmland            $     2          0.08%        $     2          0.10%        $     2          0.11%
Real estate-construction             51          3.07%             30          1.83%             38          2.49%
Real estate-residential             235         10.04%            236         10.61%            275         10.71%
Real estate-multi-family            104          4.62%             76          5.71%             68          5.88%
Real estate-commercial            1,690         68.52%          1,419         67.52%          1,287         67.17%
Commercial                          710         12.81%            662         13.49%            673         12.78%
Consumer                             15          0.86%             14          0.74%             14          0.86%
Unallocated                         560            --             593            --             423            --
                                -------        ------         -------        ------         -------        ------
Total                           $ 3,367        100.00%        $ 3,032        100.00%        $ 2,780        100.00%
                                =======        ======         =======        ======         =======        ======


     Regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment and information available to them at the time of examination.

     At June 30, 2001, the allowance for loan losses totaled $3,367,000, representing 1.23% of outstanding loans receivable compared to 1.27% and 1.29% at December 31, 2000 and June 30, 2000, respectively.

     The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, current charge-off and non-performing asset trends may not be indicative of future performance.

                                               ALLOWANCE FOR LOAN LOSSES

                                                  FOR THE SIX             FOR THE             FOR THE SIX
                                                  MONTHS ENDED          YEAR ENDED           MONTHS ENDED
                                                 JUNE 30, 2001       DECEMBER 31, 2000       JUNE 30, 2000
                                                 -------------       -----------------       -------------
                                                                   (Dollars in thousands)
Balance at beginning of period                    $   3,032             $   2,511             $   2,511

Charge-offs:
   Real estate-residential                               --                     6                     6
   Commercial                                             4                     1                    --
                                                  ---------             ---------             ---------
Total charge-offs                                         4                     7                     6

Recoveries:                                              --                    --                    --
Net charge-offs                                           4                     7                     6
                                                  ---------             ---------             ---------
Provision for loan losses                               339                   528                   275
                                                  ---------             ---------             ---------
Balance at end of period                          $   3,367             $   3,032             $   2,780
                                                  =========             =========             =========

Total gross loans:
Average                                           $ 252,196             $ 217,128             $ 208,169
End of period                                     $ 272,633             $ 239,445             $ 214,879

Ratios:
Net charge-offs to:
   Average loans                                         --                    --                    --
   Loans at end of period                                --                    --                    --
   Allowance for loan losses                           0.12%                 0.23%                 0.22%
   Provision for loan losses                           1.18%                 1.33%                 2.18%

Allowance for loan losses to:
  Total gross loans at end of period                   1.23%                 1.27%                 1.29%
  Non-performing loans(1)                               N/M                   N/M                   N/M

----------------
(1) Ratio is not meaningful since the allowance for loan losses exceeds the amount of non-performing loans by more than nine times at June 30, 2001 and June 30, 2000. There were no non-performing loans at December 31, 2000.

Non-performing assets

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. Non-performing assets at June 30, 2001 consist of one non-accruing loan secured by commercial real estate. Non-performing assets at December 31, 2000 consisted of seven residential properties classified as other real estate owned. These other real estate owned properties were sold in May 2001 at a loss of $17,000.

                                         NON-PERFORMING ASSETS
                                                                  JUNE 30, 2001       DECEMBER 31, 2000
                                                                  -------------       -----------------
                                                                          (Dollars in thousands)
Loans past due 90 days or more and accruing                           $  --                 $  --
Non-accrual loans                                                       350                    --
Other real estate owned                                                  --                   252
                                                                      -----                 -----
       Total non-performing assets                                    $ 350                 $ 252
                                                                      =====                 =====

Ratio of non-performing loans to total loans (1)                       0.13%                  N/M

Ratio of non-performing assets to total assets                         0.09%                 0.07%

----------------
(1) Ratio is not meaningful because there were no non-performing loans at December 31, 2000.


Loans held for sale

     An outside company originates and sells residential mortgages on our behalf. The balance of loans held for sale was $362,000 at June 30, 2001 compared to no loans held for sale at December 31, 2000. The increase in loans held for sale relates to the timing of loan originations versus their sale. Typically, these loans are sold within 30 days of their settlement.

Other real estate owned

     Other real estate owned at December 31, 2000 was sold in May 2001 for a loss of $17,000. There was no other real estate owned at June 30, 2001.

Deferred taxes

     The $133,000 decrease in deferred taxes from $2,703,000 at December 31, 2000 to $2,570,000 at June 30, 2001 relates to the change in the estimated fair value of investment securities available for sale.

Other assets

     The $372,000 increase in other assets from $699,000 at December 31, 2000 to $1,071,000 at June 30, 2001 primarily relates to principal due on delay payment type securities that were sold as of June 30, 2001.

Deposits

     Premier Bank, a traditional community-based bank, is largely dependent upon its base of competitively priced core deposits to provide a stable funding source. The bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and a stable and experienced staff. During the six months ended June 30, 2001 total deposits grew $7,987,000 from $303,293,000 at December 31, 2000 to $311,280,000 at June 30,
2001. Deposits grew only 3% during the six months ended June 30, 2001. However, as a result of recent interest rate trends, we were able to significantly lower our cost of deposits, excluding non-interest-bearing accounts, from 5.62% at December 31, 2000 to 4.94% at June 30, 2001. Core deposits, which exclude time deposits greater than $100,000, grew only $2,260,000 or 1% during the six months ended June 30, 2001 to $262,129,000. Our personal cash management account, which has been aggressively promoted since the second quarter of 2000, grew $4,279,000 during the six months ended June 30, 2001. During the six months ended June 30, 2001 approximately $31,000,000 in 9-month certificate of deposits yielding 7% matured. Certificate of deposits that matured during the six months ended June 30, 2001 were either retained or replaced as total certificates of deposit grew a modest $1,109,000 during that same period. In January 2001 the bank introduced the Index Powered SM Certificate of Deposit which totaled $4,945,000 at June 30, 2001. Certificate of deposit accounts at June 30, 2001 totaled $194,845,000 or 63% of total deposits, of which $39,877,000 mature after one year.

     The growth of mutual funds over the past decade have made it increasingly difficult for community-based financial institutions like Premier Bank to attract deposits as many consumers in search of higher returns have shifted their investment dollars into the stock market and away from traditional bank deposit products. In addition, insurance companies recently have become more significant competitors for deposits through their thrift and banking subsidiaries.

     We expect to continue to grow deposits through promotions, business development programs, maturation of existing branches and branch expansion. The bank opened its sixth and seventh branches in Bensalem and Montgomeryville, respectively, in October 2000.



                                                   DEPOSITS BY MAJOR CLASSIFICATION

                                                         JUNE 30, 2001                         DECEMBER 31, 2000
                                              ----------------------------------        -------------------------------
                                               WEIGHTED                                WEIGHTED
                                                AVERAGE                                 AVERAGE
                                               INTEREST                    % OF        INTEREST                  % OF
                                                 RATE         AMOUNT       TOTAL         RATE      AMOUNT        TOTAL
                                                 ----         ------       -----         ----      ------        -----
                                                                           (Dollars in thousands)
Interest checking                                2.52%    $  26,028        8.36%        2.53%    $  25,690        8.47%
Money market                                     3.30%       19,626        6.30%        5.37%       15,347        5.06%
Savings                                          3.01%       42,276       13.58%        3.50%       40,682       13.41%
Time                                             5.85%      194,845       62.60%        6.50%      193,736       63.88%
                                                 ----     ---------      ------         ----     ---------      ------
     Total interest-bearing deposits             4.94%      282,775       90.84%        5.62%      275,455       90.82%
Non-interest-bearing deposits                    ====                                   ====
Total deposits                                               28,505        9.16%                    27,838        9.18%
                                                          ---------      ------                  ---------      ------
                                                          $ 311,280      100.00%                 $ 303,293      100.00%
                                                          =========      ======                  =========      ======


Borrowings

     Borrowings increased $36,790,000 from $14,404,000 at December 31, 2000 to $51,194,000 at June 30, 2001. Additional borrowings were utilized during the six months ended June 30, 2001 to fund increases in loans and investments.

     At June 30, 2001 borrowings consisted of $30,000,000 in FHLB borrowings maturing in approximately 7 years and $21,194,000 in overnight borrowings from customers. At December 31, 2000 borrowings included $785,000 in overnight federal funds purchased and $13,619,000 in overnight borrowings from customers. The weighted average interest rate on borrowings was 4.57% and 5.59% at June 30, 2001 and December 31, 2000, respectively.

     Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. The company controls the securities pledged as collateral for customer repurchase agreements.

Other liabilities

     Other liabilities decreased $273,000 from $5,422,000 at December 31, 2000 to $5,149,000 at June 30, 2001. This decrease relates principally to the settlement of a $2,000,000 security purchase that was accrued at December 31, 2000. This decrease was mostly offset by a $463,000 net increase in accruals/payables related to normal operations and the recording of an estimated $1,264,000 for the derivatives associated with our Index Powered[SM] Certificate of Deposit.

CAPITAL ADEQUACY

     At June 30, 2001, we believe that the company was in compliance with all applicable regulatory requirements to be classified as "well capitalized" pursuant to FDIC regulations.

     The tables below depict the company's capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by FDIC regulations. At June 30, 2001, the company exceeded all regulatory requirements and was classified as "well capitalized".

     The company's growth rate continues to exceed returns on equity. In addition, the company has continued to shift assets into the higher risk weighted asset categories (i.e. certain loans) as defined by regulatory capital guidelines. If these trends continue, the company will need additional capital to remain "well capitalized".


                                                  CAPITAL COMPONENTS

                                                                  JUNE 30, 2001          DECEMBER 31, 2000
                                                                  -------------          -----------------
                                                                           (Dollars in thousands)
Tier I
Shareholders' equity                                                $  18,171                $  16,455
Allowable portion of minority interest in equity
   of subsidiary                                                        7,065                    6,580
Net unrealized security losses                                          3,024                    3,283
                                                                    ---------                ---------
Total Tier I Capital                                                $  28,260                $  26,318
                                                                    =========                =========

Tier II
Allowable portion of minority interest in equity
   of subsidiary                                                    $   2,935                $   3,420
Allowable portion of the allowance for loan losses                      3,367                    3,032
Allowable portion of subordinated debt                                  1,500                    1,500
                                                                    ---------                ---------
Total Tier II Capital                                               $   7,802                $   7,952
                                                                    =========                =========

Total Capital                                                       $  36,062                $  34,270

Risk-weighted assets                                                $ 328,088                $ 284,544


                                                      CAPITAL RATIOS

                                                                                              "ADEQUATELY         "WELL
                                                                                              CAPITALIZED"     CAPITALIZED"
                                                      JUNE 30, 2001      DECEMBER 31, 2000       RATIOS           RATIOS
                                                      -------------      -----------------    ------------     ------------
Total risk-based capital/risk-weighted assets           10.99%                12.04%              8.00%            10.00%
Tier I capital/risk-weighted assets                      8.61%                 9.25%              4.00%             6.00%
Tier I capital/average assets (leverage ratio)           7.36%                 7.41%              4.00%             5.00%



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

     For the six months ended June 30, 2001, investing activities used cash and cash equivalents of $37,521,000 while operating and financing activities provided $783,000 and $45,018,000, respectively. The cash provided by financing activities was primarily from increases of $36,790,000 and $7,987,000 in borrowings and deposits, respectively. Cash was also provided by the sale of AFS securities and by payments/maturities of investment securities. Together, this cash was primarily used for loan originations and purchases of mortgage-backed securities, municipal bonds and corporate bonds. For the six months ended June 30, 2001, loans grew $33,192,000. Investments grew $4,422,000 during the six months ended June 30, 2001, exclusive of the change in unrealized losses on securities available for sale.

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

     The bank monitors its liquidity position on a daily basis. The bank uses overnight federal funds and interest-bearing deposits in other banks to absorb daily excess liquidity. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Federal funds are sold or purchased through a correspondent bank, which diversifies the holdings to an approved group of commercial banks throughout the country. If the bank requires funds beyond its ability to generate them internally, additional sources of funds are available through use of one of the following: $6,000,000 unsecured federal funds line of credit with the bank's correspondent bank, and the bank's $62,582,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh. The bank could also sell or borrow against certain investment securities. At June 30, 2001, the bank had $30,000,000 in borrowings from the Federal Home Loan Bank and no borrowings outstanding with its correspondent bank.

DERIVATIVE FINANCIAL INSTRUMENTS

      The company has limited involvement with derivative financial instruments and currently uses them only in relation to the bank's Index Powered[SM] Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter 2001, contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependant on the return of the Standard & Poor's 500(R) Index. This deposit product is unique in that the customer may receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured in its principal amount by the FDIC to the extent provided by law.

      In order to offset the risks associated with the variable cost of the IPCD, the bank entered into a derivative contract with the Federal Home Loan Bank of Pittsburgh (FHLB). The terms of the derivative entered into with the FHLB provide for receipt of an amount equal to the amount to be paid to the IPCD depositor, in exchange for a periodic payment stream expressed as a fixed rate of interest.

      The bank accounts for its derivative contract with the FHLB and the derivative embedded in the IPCD in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Accordingly, the bank carries these derivatives at fair value in the Consolidated Statements of Financial Condition and recognizes any changes in fair value in current period earnings.

     The notional amount of derivative contracts with the FHLB and IPCD customers was $6,182,000 at June 30, 2001. The fair value of derivatives is included in "Other liabilities" and approximates $1,264,000 at June 30, 2001. During the three and six months ended June 30, 2001, approximately $7,000 and $22,000, respectively, was recorded in other expense for net changes in the fair market value of derivative contracts.

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

Business Combinations

     In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of the Statement are to be accounted for using the purchase method.

     The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 141.

Goodwill and Other Intangible Assets

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

     The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 142.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     At June 30, 2001, there were no material legal proceedings pending against the company.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 -- OTHER INFORMATION

     None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are incorporated by reference herein or attached to this Form 10-QSB:

     3(i) Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2000 and as amended on December 19,
              2000).

     3(ii) By-Laws (Incorporated by reference to Exhibit 3(ii) to our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2000 and as amended on December 19, 2000).

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


                                    Premier Bancorp, Inc.
                                    ---------------------
                                    Registrant



DATE                                SIGNATURE
----                                ---------
August 10, 2001                     /s/ John C. Soffronoff
                                    ----------------------
                                    John C. Soffronoff
                                    President, Chief Executive Officer, Director
                                    (Principal Executive Officer)

August 10, 2001                     /s/ Bruce E. Sickel
                                    -------------------
                                    Bruce E. Sickel
                                    Chief Financial Officer, Director
                                    (Principal Financial Officer)

                                INDEX OF EXHIBITS

                                                                                    Page

3(i)  Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to our     *
      Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2000 and as amended on December 19, 2000).

3(ii) By-Laws (Incorporated by reference to Exhibit 3(ii) to our Quarterly            *
      Report on Form 10-QSB filed with the SEC on November 14, 2000 and as amended on December 19, 2000).

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