Form 10QSB
period 2001-09-30
PREMIER BANCORP INC /PA/
filed 2001-11-14
CIK 1044651

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,224,960 shares of $0.33 par value common stock issued and outstanding as of October 31, 2001.

     Transitional Small Business Disclosure format (check one):
Yes      No   X
   ----     ---

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                                        PREMIER BANCORP, INC.
                                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                             (Unaudited)




                                                                             SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                                             ------------------    -----------------
                                                                            (Dollars in thousands, except share data)
Assets:
Cash and due from banks                                                               $   8,619        $   7,970
Federal funds sold                                                                       11,932               --
Interest-bearing deposits                                                                   544               56
                                                                                      ---------        ---------
Cash and cash equivalents                                                                21,095            8,026
Investment securities:
     Held to maturity (fair value $2,500 in 2001 and $5,912 in 2000)                      2,498            6,026
     Available for sale (amortized cost $107,380 in 2001 and $99,548 in 2000)           104,280           94,573
Loans receivable (net of allowance for loan losses of $3,517 in 2001
     and $3,032 in 2000)                                                                285,528          235,552
Other real estate owned                                                                     475              252
Premises and equipment                                                                    4,643            4,853
Accrued interest receivable                                                               3,096            2,517
Deferred income taxes                                                                     2,065            2,703
Other assets                                                                                839              699
                                                                                      ---------        ---------

Total assets                                                                          $ 424,519        $ 355,201
                                                                                      =========        =========
Liabilities, minority interest in subsidiary and shareholders' equity:

Deposits                                                                              $ 335,245        $ 303,293
Borrowings                                                                               49,437           14,404
Accrued interest payable                                                                  4,737            4,127
Other liabilities                                                                         3,661            5,422
Subordinated debt                                                                         1,500            1,500
                                                                                      ---------        ---------
Total liabilities                                                                       394,580          328,746

Corporation-obligated mandatorily redeemable capital securities of subsidiary
     trust holding solely junior subordinated debentures of the corporation              10,000           10,000

Shareholders' equity:
Common stock- $0.33 par value; 30,000,000 shares authorized; issued and
     outstanding 3,224,960 at September 30, 2001 and 3,105,248 at December 31, 2000       1,064            1,025
Additional paid-in capital                                                               12,181           11,792
Retained earnings                                                                         8,740            6,921
Accumulated other comprehensive loss                                                     (2,046)          (3,283)
                                                                                      ---------        ---------

Total shareholders' equity                                                               19,939           16,455
                                                                                      ---------        ---------

Total liabilities, minority interest in subsidiary and shareholders' equity           $ 424,519        $ 355,201
                                                                                      =========        =========



                   The accompanying notes are an integral part of the consolidated financial statements.

                                                    PREMIER BANCORP, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,
                                                                   2001            2000             2001             2000
                                                              -------------    -------------   -------------     -------------
                                                                        (Dollars in thousands, except per share data)
Interest income:
   Loans                                                         $     5,783     $     4,887     $    16,575      $    13,853
   Federal funds sold and interest-bearing deposits                      106             102             301              318
   Investments:
      Taxable                                                          1,497           1,580           4,418            4,778
      Tax-exempt                                                         270             221             711              663
                                                                 -----------     -----------     -----------      -----------
Total interest income                                                  7,656           6,790          22,005           19,612

Interest expense:
   Deposits                                                            3,586           3,335          11,252            9,037
   Borrowings                                                            611             615           1,266            2,047
                                                                 -----------     -----------     -----------      -----------
Total interest expense                                                 4,197           3,950          12,518           11,084
                                                                 -----------     -----------     -----------      -----------

Net interest income                                                    3,459           2,840           9,487            8,528
Provision for loan losses                                                179             125             518              400
                                                                 -----------     -----------     -----------      -----------

Net interest income after loan loss provision                          3,280           2,715           8,969            8,128

Non-interest income:
   Service charges and other fees                                        128              88             409              205
   Gain, net, on sale of investment securities
     securities available for sale                                         3              --              --               --
   Loss on sale of other real estate owned                                --              --             (17)              --
   Gain on sale of loans held for sale                                     7               1              32               18
                                                                 -----------     -----------     -----------      -----------
Total non-interest income                                                138              89             424              223

Non-interest expense:
   Salaries and employee benefits                                      1,099             991           3,262            2,915
   Occupancy                                                             190             163             580              454
   Data processing                                                       233             205             716              623
   Professional services                                                  75              69             240              273
   Marketing                                                              92              66             316              316
   Minority interest in expense of subsidiary                            219             218             655              655
   Other                                                                 454             337           1,195            1,033
                                                                 -----------     -----------     -----------      -----------
Total non-interest expense                                             2,362           2,049           6,964            6,269
                                                                 -----------     -----------     -----------      -----------

Income before income tax                                               1,056             755           2,429            2,082
Income tax expense                                                       266             186             610              506
                                                                 -----------     -----------     -----------      -----------
Net income                                                       $       790     $       569     $     1,819      $     1,576
                                                                 ===========     ===========     ===========      ===========

Earnings per share:
   Basic                                                         $      0.24     $      0.18     $      0.57      $      0.51
   Diluted                                                       $      0.23     $      0.17     $      0.53      $      0.46

Weighted average number of shares outstanding:

   Basic                                                           3,224,960       3,105,248       3,207,402        3,094,868
   Diluted                                                         3,476,774       3,333,965       3,413,102        3,401,846



                  The accompanying notes are an integral part
                   of the consolidated financial statements.
                                        3

                                        PREMIER BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (Unaudited)




FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                           2001       2000
---------------------------------------                                           ----       ----
                                                                                   (In thousands)
Operating activities:
      Net income                                                               $  1,819    $  1,576
      Adjustments to reconcile net income to cash provided
        by operating activities:
           Depreciation expense                                                     393         327
           Provision for loan losses                                                518         400
           Write-off of capitalized costs related to branch expansion                --          68
           Amortization of premiums and discounts on
              investment securities held to maturity                                 --           6
           Amortization of premiums and discounts on
              investment securities available for sale                              131          87
           Loss on sale of other real estate owned                                   17          --
           Gain on sale of loans held for sale                                      (32)        (18)
           Originations of loans held for sale                                   (5,572)     (3,670)
           Proceeds from sale of loans held for sale                              5,604       3,388
           Increase in accrued interest receivable                                 (579)       (535)
           (Increase) decrease in other assets                                     (140)         35
           Increase in deferred loan fees                                           320         126
           Increase in accrued interest payable                                     610       1,861
           Decrease in other liabilities                                         (1,574)       (695)
                                                                               --------    --------
Net cash provided by operating activities                                         1,515       2,956
                                                                               --------    --------
Investing activities:
      Proceeds from sale of investment securities available for sale             24,161          --
      Repayment of investment securities available for sale                       8,265       3,416
      Purchase of investment securities available for sale                      (40,389)        (50)
      Repayment of investment securities held to maturity                         3,528         592
      Net increase in loans receivable                                          (51,289)    (28,071)
      Proceeds from sale of other real estate owned                                 235          --
      Purchases of premises and equipment                                          (183)     (1,165)
                                                                               --------    --------
Net cash used in investing activities                                           (55,672)    (25,278)
                                                                               --------    --------
Financing activities:
      Net increase in deposits                                                   31,952      53,648
      Net increase (decrease) in borrowings less than 90 days                     5,033      (5,867)
      Proceeds from borrowings greater than 90 days                              30,000          --
      Repayment of borrowings greater than 90 days                                   --     (10,000)
      Proceeds from exercised common stock options                                  241          76
                                                                               --------    --------
Net cash provided by financing activities                                        67,226      37,857
                                                                               --------    --------
Increase in cash and cash equivalents                                            13,069      15,535

Cash and cash equivalents:
      Beginning of period                                                         8,026       8,491
                                                                               --------    --------
      End of period                                                            $ 21,095    $ 24,026
                                                                               ========    ========

Supplemental disclosures:
      Cash payments for:
           Interest expense                                                    $ 11,908    $  9,333
           Taxes                                                                    627         556

Supplemental disclosure of noncash activities:
      Change in the estimated fair value of investment securities
        available for sale                                                     $  1,875    $    342
      Change in the deferred tax asset related to investment securities
        available for sale                                                         (638)       (116)
      Tax effect of exercised common stock options                                  187          63
      Transfer of loans to other real estate owned                                  475          --



                   The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     Premier Bancorp, Inc. (PBI) is a Pennsylvania business corporation and a registered financial holding company headquartered in Doylestown, Bucks County, Pennsylvania. PBI was incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. PBI's primary business is the operation of its wholly owned subsidiary, Premier Bank, which is managed as a single business segment.

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

     PBI and the bank are regulated by certain federal and state agencies and are periodically examined by them.

2.   Basis of Financial Statement Presentation

     We prepared the accompanying interim unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America as applied to the banking industry and in accordance with instructions for quarterly reports on Form 10-QSB. These statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows. The consolidated financial statements include the accounts of PBI and its wholly owned subsidiaries: Premier Bank, PBI Capital Trust and Lenders Abstract, LLC. All significant intercompany accounts and transactions were eliminated in the consolidated financial statements. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year. These quarterly financial statements should be read in conjunction with the audited consolidated financial statements on Form 10-KSB and notes thereto for the year ended December 31, 2000.

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

4.   Derivative Financial Instruments

     PBI has limited involvement with derivative financial instruments and currently uses them only in relation to the bank's Index Powered SM Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter of 2001, contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500[Registered] Index. This deposit product is unique in that the customer may receive a return that is based on an equity market index rather than a stated interest rate but, like other traditional certificates of deposit, is insured in its principal amount by the FDIC to the fullest extent provided by law.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Derivative Financial Instruments (Continued)

     In order to offset the risks associated with the variable cost of the IPCD, the bank entered into a derivative contract with the Federal Home Loan Bank of Pittsburgh (FHLB). The terms of the derivative contract provide for the bank's receipt of an amount equal to the amount to be paid to the IPCD depositor, in exchange for a periodic payment stream to the FHLB expressed as a fixed rate of interest.

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

     The notional amount of derivative contracts with the FHLB and IPCD customers was $10,311,000 at September 30, 2001. The fair value of derivatives is included in "Other liabilities" and approximated $1,991,000 at September 30, 2001. During the three and nine months ended September 30, 2001, approximately $61,000 and $83,000, respectively, was recorded in other expense for net changes in the fair market value of derivative contracts.

5.   Stock Dividend

     On February 17, 2000, PBI declared a 5% common stock dividend to shareholders of record as of February 29, 2000 that was paid on March 10, 2000. The number of shares and per share amounts have been restated to reflect this event as of the earliest date presented in this Form 10-QSB.

6.   Earnings Per Share

     Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period. Options to purchase 556,278 and 648,327 shares of common stock were outstanding at September 30, 2001 and 2000, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share. Options to purchase 51,998 shares of common stock were anti-dilutive and excluded from the calculation of earnings per diluted common share for the three and nine months ended September 30, 2001 and 2000.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Earnings Per Share (Continued)

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.


                                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                        ---------------------------------------------
                                                         (Dollars in thousands, except per share data)
                                                                                             Per share
                                                         Net income           Shares           Amount
                                                         ----------         ---------         --------
Basic earnings per share                                  $     790         3,224,960         $   0.24
Effect of dilutive stock options                                 --           251,814            (0.01)
                                                          ---------         ---------         --------
Earnings per diluted share                                $     790         3,476,774         $   0.23
                                                          =========         =========         ========

                                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                        ---------------------------------------------
                                                         (Dollars in thousands, except per share data)
                                                                                             Per share
                                                         Net income           Shares           Amount
                                                         ----------         ---------         --------
Basic earnings per share                                  $     569         3,105,248         $   0.18
Effect of dilutive stock options                                 --           228,717            (0.01)
                                                          ---------         ---------         --------
Earnings per diluted share                                $     569         3,333,965         $   0.17
                                                          =========         =========         ========


                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                        ---------------------------------------------
                                                         (Dollars in thousands, except per share data)
                                                                                             Per share
                                                         Net income           Shares           Amount
                                                         ----------         ---------         --------
Basic earnings per share                                  $   1,819         3,207,402         $   0.57
Effect of dilutive stock options                                 --           205,700            (0.04)
                                                          ---------         ---------         --------
Earnings per diluted share                                $   1,819         3,413,102         $   0.53
                                                          =========         =========         ========

                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                        ---------------------------------------------
                                                         (Dollars in thousands, except per share data)
                                                                                             Per share
                                                         Net income           Shares           Amount
                                                         ----------         ---------         --------
Basic earnings per share                                  $   1,576         3,094,868         $   0.51
Effect of dilutive stock options                                 --           306,978            (0.05)
                                                          ---------         ---------         --------
Earnings per diluted share                                $   1,576         3,401,846         $   0.46
                                                          =========         =========         ========

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Comprehensive Income

     The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. The only component of other comprehensive income for PBI is the change in the estimated fair value of investment securities available for sale.

                                                         FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                             2001        2000                 2001       2000
                                                           -------     -------              -------    -------
                                                          (Dollars in thousands)         (Dollars in thousands)
Net income                                                 $   790     $   569              $ 1,819    $ 1,576
Other comprehensive income, net of tax:
  Unrealized gains on investment securities
      available for sale:
    Unrealized holding gains during the period                 980         435                1,237        226
    Less: reclassification adjustment for gains
      included in net income                                    (2)         --                   --         --
                                                           -------     -------              -------    -------
Other comprehensive income, net of tax                         978         435                1,237        226
                                                           -------     -------              -------    -------
Comprehensive income                                       $ 1,768     $ 1,004              $ 3,056    $ 1,802
                                                           =======     =======              =======    =======

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Premier Bancorp, Inc. (PBI) is a Pennsylvania business corporation and a registered financial holding company headquartered in Doylestown, Bucks County, Pennsylvania. PBI was incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. PBI's primary business is the operation of its wholly owned subsidiary, Premier Bank, which is managed as a single business segment.

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

     The bank's revenues are derived principally from interest on its loans and investment portfolios. The bank's primary sources of funds are deposits and borrowed funds. The bank also receives funds from repayment, prepayment and maturity of loans and investments. Currently, the bank has seven full-service Pennsylvania banking offices: Doylestown, Easton, Southampton, Floral Vale, Bethlehem, Bensalem and Montgomeryville and a limited service office in the Heritage Towers Retirement Community in Doylestown. The bank opened its Bensalem and Montgomeryville branches in October 2000. The bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the bank.

     PBI's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowed money. PBI also generates non-interest income such as service charges, fees from sales of title insurance and other fees. Non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing, data processing costs and other operating expenses. PBI is subject to losses from the bank's loan portfolio if borrowers fail to meet their obligations. PBI's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

     Overhead expenses in 2001 are expected to be higher than in 2000 due to a full year of expenses for new branches opened in October 2000. In addition, the bank is facing increased competition for deposits and loans in the current interest rate environment. This may also impact PBI's results of operations for 2001.

     The following is management's discussion and analysis of the significant changes in the results of operations for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 and changes in financial condition from December 31, 2000 to September 30, 2001. Current performance may not be indicative of future performance. This discussion should be read in conjunction with PBI's 2000 Annual Report on Form 10-KSB.

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

MANAGEMENT'S STRATEGY

     The bank's lending activities are specialized in small and medium sized businesses, professionals and individuals. In order to fund its lending activities and allow for increased contact with customers, the bank is establishing a branch network to develop a stable core deposit base catering primarily to retail and business depositors. We have a strong commitment to highly personalized customer service. To support PBI's growth, without compromising personalized service, we have made significant investments in experienced personnel and have incurred significant costs related to branch office expansion.

     Since the 1992 opening of Premier Bank, PBI has grown to seven full service Pennsylvania banking offices. The bank opened its fifth office in Bethlehem, Northampton County, in December 1999 and a limited service office in the Heritage Towers Retirement Community in Doylestown in July 2000. The bank opened its sixth and seventh Pennsylvania full service offices in Bensalem and Montgomeryville in October 2000. New branches normally contribute positively to earnings after they mature and grow.

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

     In addition to the ongoing expansion of the bank's traditional business, we continuously review and consider new products and services to offer customers. These new products and services are largely intended to generate and increase fee income. In December 2000, we organized Lenders Abstract, LLC to generate fee income from the origination of title insurance policies.

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

                                   AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY


FOR THE THREE MONTHS ENDED SEPTEMBER 30,                              2001                                      2000
                                                         ---------------------------------    ----------------------------------
                                                          AVERAGE                AVERAGE       AVERAGE                   AVERAGE
                                                          BALANCE   INTEREST       RATE        BALANCE       INTEREST     RATE
                                                         --------   --------     -------      ---------      --------    -------
                                                                                 (Dollars in thousands)
Assets

    Interest-bearing deposits                             $ 1,301       $ 12      3.66%           $ 434          $ 7      6.42%
    Federal funds sold                                     10,660         94      3.50%           6,118           95      6.18%
    Investment securities available for sale
       Taxable (1)                                         86,036      1,434      6.61%          83,773        1,474      7.00%
       Tax-exempt (1)(2)                                   20,795        409      7.80%          17,858          335      7.46%
    Investment securities held to maturity                  3,932         63      6.40%           6,531          106      6.46%
                                                         --------      -----      ----        ---------        -----      ----
       Total investment securities                        110,763      1,906      6.83%         108,162        1,915      7.04%
    Loans, net of unearned income (3) (4)                 277,561      5,795      8.28%         221,817        4,897      8.78%
                                                         --------      -----      ----        ---------        -----      ----
    Total interest-earning assets                         400,285      7,807      7.74%         336,531        6,914      8.17%
    Cash and due from banks                                 7,346                                 5,995
    Allowance for loan losses                              (3,456)                               (2,852)
    Other assets (5)                                        9,740                                 8,353
                                                         --------                             ---------
Total assets                                            $ 413,915                             $ 348,027
                                                        ==========                            =========
Liabilities, minority interest in subsidiary
    and shareholders' equity
    Interest checking                                    $ 29,292        192      2.60%        $ 21,492          138      2.55%
    Money market deposit accounts                          19,450        151      3.08%           8,130          105      5.14%
    Savings accounts                                       44,878        323      2.86%          45,047          393      3.47%
    Time deposits                                         202,187      2,920      5.73%         175,441        2,699      6.12%
                                                         --------      -----      ----         --------        -----      ----
       Total interest-bearing deposits                    295,807      3,586      4.81%         250,110        3,335      5.30%
    Short-term borrowings                                  20,685        134      2.57%          36,712          583      6.32%
    Long-term borrowings                                   30,000        449      5.94%               -            -         -
                                                         --------      -----      ----         --------        -----      ----
       Total borrowings                                    50,685        583      4.56%          36,712          583      6.32%
    Subordinated debt                                       1,500         28      7.41%           1,500           32      8.49%
                                                         --------      -----      ----         --------        -----      ----
    Total interest-bearing liabilities                    347,992      4,197      4.78%         288,322        3,950      5.45%
    Non-interest-bearing deposits                          26,646                                25,141
    Other liabilities                                       7,746                                 5,641
    Capital securities                                     10,000                                10,000
    Shareholders' equity (6)                               21,531                                18,923
                                                         --------                              --------
Total liabilities, minority interest in
   subsidiary and shareholders' equity                  $ 413,915                             $ 348,027
                                                        =========                             =========

    Net interest income/rate spread                                  $ 3,610      2.96%                      $ 2,964      2.72%
                                                                     =======      ====                       =======      ====

    Net interest margin (7)                                                       3.58%                                   3.50%

     Average interest-earning assets as a percentage
     of average interest-bearing liabilities              115.03%                               116.72%


-----------
(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $244,000 and $329,000 on average for the three months ended September 30, 2001 and 2000, respectively.


(4) Includes tax-exempt loans of $2,416,000 and $1,059,000 on average for the three months ended September 30, 2001 and 2000, respectively.
     Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investment securities available for sale.

(6) Excludes the SFAS 115 valuation allowance on investment securities available for sale, net of tax.

(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

     The following table set forth, for the periods indicated, certain average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).


                                   AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                           2001                                   2000
                                              ----------------  ------------   ---------  -------------  -------------  ---------
                                                  AVERAGE                      AVERAGE      AVERAGE                     AVERAGE
                                                  BALANCE         INTEREST       RATE       BALANCE        INTEREST       RATE
                                              ----------------  ------------   ---------  -------------  -------------  ---------
                                                                               (Dollars in thousands)
Assets
    Interest-bearing deposits                           $ 800           $ 25      4.18%           $ 402          $ 19      6.31%
    Federal funds sold                                  8,247            276      4.47%           6,631           299      6.02%
    Investment securities available for sale
       Taxable (1)                                     81,834          4,175      6.82%          84,928         4,447      6.99%
       Tax-exempt (1)(2)                               18,789          1,077      7.66%          17,859         1,005      7.52%
    Investment securities held to maturity              5,316            243      6.10%           6,799           331      6.50%
                                              ---------------   ------------   --------   -------------  -------------  ---------
       Total investment securities                    105,939          5,495      6.93%         109,586         5,783      7.05%
    Loans, net of unearned income (3) (4)             260,109         16,610      8.54%         212,305        13,883      8.73%
                                              ---------------   ------------   --------   -------------  -------------  ---------
    Total interest-earning assets                     375,095         22,406      7.99%         328,924        19,984      8.12%
    Cash and due from banks                             6,769                                     5,685
    Allowance for loan losses                          (3,248)                                   (2,721)
    Other assets (5)                                    9,703                                     8,025
                                              ---------------                             -------------
Total assets                                        $ 388,319                                 $ 339,913
                                              ===============                             =============
Liabilities, minority interest in subsidiary
    and shareholders' equity
    Interest checking                                $ 26,752            512      2.56%        $ 21,592           411      2.54%
    Money market deposit accounts                      18,552            518      3.73%           4,214           150      4.75%
    Savings accounts                                   43,464          1,028      3.16%          49,549         1,294      3.49%
    Time deposits                                     200,409          9,194      6.13%         163,660         7,182      5.86%
                                              ---------------   ------------   --------   -------------  ------------  ---------
       Total interest-bearing deposits                289,177         11,252      5.20%         239,015         9,037      5.05%
    Short-term borrowings                              18,140            487      3.59%          43,157         1,951      6.04%
    Long-term borrowings                               15,678            696      5.94%               -             -         -
                                              ---------------   ------------   --------   -------------  ------------  ---------
       Total borrowings                                33,818          1,183      4.68%          43,157         1,951      6.04%
    Subordinated debt                                   1,500             83      7.40%           1,500            96      8.55%
                                              ---------------   ------------   --------   -------------  ------------  ---------
    Total interest-bearing liabilities                324,495         12,518      5.16%         283,672        11,084      5.22%
    Non-interest-bearing deposits                      25,517                                    22,825
    Other liabilities                                   7,472                                     5,106
    Capital securities                                 10,000                                    10,000
    Shareholders' equity (6)                           20,835                                    18,310
                                              ---------------                             -------------
Total liabilities, minority interest in
   subsidiary and shareholders' equity              $ 388,319                                 $ 339,913
                                              ===============                             =============

    Net interest income/rate spread                                  $ 9,888      2.83%                       $ 8,900      2.90%
                                                                ============   ========                  ============  =========

    Net interest margin (7)                                                       3.52%                                    3.61%

     Average interest-earning assets as a percentage
     of average interest-bearing liabilities           115.59%                                   115.95%

-----------
(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $132,000 and $137,000 on average for the nine months ended September 30, 2001 and 2000, respectively.

(4) Includes tax-exempt loans of $1,543,000 and $1,094,000 on average for the nine months ended September 30, 2001 and 2000, respectively.
     Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investment securities available for sale.

(6) Excludes the SFAS 115 valuation allowance on investment securities available for sale, net of tax.

(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

RESULTS OF OPERATIONS

     PBI reported net income of $790,000 or $.23 earnings per common share on a diluted basis for the three months ended September 30, 2001. This represents an increase of $221,000 or 39% from the net income of $569,000 or $.17 earnings per common share on a diluted basis reported for the same period in 2000. Interest income grew $866,000 or 13% in 2001 compared to 2000 primarily due to loan growth. Loans grew $62,938,000 or 28% since September 30, 2000. However, growth in net interest income was slowed by eight decreases in the prime lending rate totaling 3.50% during the nine months ended September 30, 2001. The national prime-lending rate decreased two times for a total of 75 basis points during the three months ended September 30, 2001. The national prime-lending rate was cut six times earlier in 2001. These rate cuts affected the rates on new loans and existing adjustable/variable rate loans. Other income was $49,000 higher in 2001 due mostly to fees generated from our new title insurance business. Overhead expenses were $313,000 or 15% higher for the three months ended September 30, 2001 compared to the same period in 2000. This increase is due in part to the overall growth of the company including the opening of two new branches in October 2000. Overhead expenses in 2001 also included the fair market write-down of derivatives associated with the bank's IPCD product due to falling interest rates. Return on average assets and return on average shareholders' equity were
 .76% and 16.50%, respectively, for the three months ended September 30, 2001 compared to .66% and 16.21%, respectively, for the same period in 2000. Return on average shareholders' equity, exclusive of the unrealized loss on investment securities available for sale was 14.56% for the three months ended September 30, 2001 compared to 11.96% for the same period in 2000.

     PBI reported net income of $1,819,000 or $.53 earnings per common share on a diluted basis for the nine months ended September 30, 2001. This represents an increase of $243,000 or 15% from the net income of $1,576,000 or $.46 earnings per common share on a diluted basis reported for the same period in 2000. Both net income and net interest income grew during the nine months ended September 30, 2001 compared to the same period in 2000. However, growth in net interest income was slowed by eight decreases in the national prime-lending rate totaling 3.50% during the nine months ended September 30, 2001. These rate cuts affected the rates on new loans and existing adjustable/variable rate loans. The provision for loan losses was $118,000 higher due to a more rapid rate of loan growth in 2001. Loans grew $50,781,000 or 21% during the nine months ended September 30, 2001 compared to $28,064,000 or 14% during the same period in 2000. Other income was $201,000 higher in 2001 due mostly to $121,000 in fees generated from our new title insurance business and financial advisory services combined and $50,000 in fees related to a loan pay-off. Overhead expenses were $878,000 or 14% higher for the nine months ended September 30, 2001 compared to the same period in 2000, exclusive of $183,000 in one-time charges in 2000. Overhead expenses were higher due in part to the bank's opening of two new branches in October 2000 and the overall growth of the company. Return on average assets and return on average shareholders' equity were .63% and 13.53%, respectively, for the nine months ended September 30, 2001 compared to .63% and 16.10%, respectively, for the same period in 2000. Return on average shareholders' equity, exclusive of the unrealized loss on investment securities available for sale was 11.67% for the nine months ended September 30, 2001 compared to 11.50% for the same period in 2000.

NET INTEREST INCOME

     Net interest income is the most significant component of the company's operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment and by competition. The interest rate spread is also influenced by differences in the maturity and repricing of assets versus the liabilities that fund them. During the nine months ended September 30, 2001, the bank increased its loan portfolio by $50,781,000 or 21%. Much of this growth was funded by deposit generation. The bank continues to face strong competition for both loans and deposits. This competition continues to put pressure on the net interest margin.

     During the nine months ended September 30, 2001 the Federal Reserve cut the targeted federal funds rate an unprecedented eight times for a total of 3.50%. Three rate cuts totaling 1.50% occurred in the first quarter of 2001; three rate cuts totaling 1.25% occurred in the second quarter of 2001; and two rate cuts totaling .75% occurred in the third quarter of 2001. These cuts immediately lowered the national prime-lending rate and in turn reduced prime rate based loans in the bank's portfolio. In addition, the magnitude of the Federal Reserve rate cuts increases the likelihood that customers with higher fixed rate loans will seek to renegotiate lower interest rates or prepay their loans. Although we cannot predict the extent or timing of such refinance activity, we do expect the yield on our loan portfolio to decline as this activity occurs. We cannot predict to what extent the lower asset yields will be offset by lower cost of funds.

     For the three months ended September 30, 2001, net interest income, on a tax-equivalent basis, was $646,000 higher than the same period in 2000. This increase was primarily a function of asset growth and a lower rate on average interest-bearing liabilities. These positive factors were offset in part by a lower yield on average interest-earning assets and a lower ratio of average interest-earning assets to average interest-bearing liabilities. Average interest-earning assets grew $63,754,000 or 19% from $336,531,000 at September 30, 2000 to $400,285,000 at September 30, 2001. Average loan and average investment balances increased $55,744,000 and $2,601,000, respectively. The yield on average interest-earning assets and the rate on average interest-bearing liabilities decreased 43 and 67 basis points, respectively. The average rate on interest-bearing liabilities improved in part due to the maturity of approximately $32,568,000 in 9-month certificates of deposits yielding 7%. These deposits were retained/replaced at a lower rate. The offering rates on most deposit products have been lowered in response to the decline in the national prime-lending rate. In the first quarter of 2002, approximately $23,311,000 in 23-month certificates of deposits yielding 7% are scheduled to mature and may provide an opportunity to lower our cost of funds further. Short-term borrowings and subordinated debt also repriced lower in 2001. We expect the yield on average interest-earning assets and the rate on average interest-bearing liabilities to continue to trend downward in 2001 as a result of the recent rate cuts. The net interest margin increased 8 basis points from 3.50% at September 30, 2000 to 3.58% at September 30, 2001. The net interest rate spread increased 23 basis points from 2.72% at September 30, 2000 to 2.95% at September 30, 2001.

     For the nine months ended September 30, 2001, net interest income, on a tax-equivalent basis, was $988,000 higher than the same period in 2000. This increase was primarily a function of asset growth and a lower yield on average interest-bearing liabilities. These positive items were offset in part by a lower rate on average interest-earning assets. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 115.95% for the nine months ended September 30, 2000 to 115.59% for the nine months ended September 30, 2001. Average interest-earning assets grew $46,171,000 or 14% from $328,924,000 at September 30, 2000 to $375,095,000 at
September 30, 2001. Average loan balances increased $47,804,000 while average investments decreased $3,647,000. The yield on average interest-earning assets and the rate on average interest-bearing liabilities decreased 13 and 6 basis points, respectively. The rate on average interest-bearing deposits was higher in 2001 primarily due to the aggressive promotion of the 9-month and 23-month certificates of deposit yielding 7% in 2000. All of the 9-month certificates of deposit yielding 7% matured by September 30, 2001. Approximately $23,311,000 in 23-month certificates of deposit is scheduled to mature in the first quarter of 2002. The rates on average savings and average money market accounts declined while the rate on average interest checking accounts was relatively flat. Short-term borrowings and subordinated debt repriced lower in 2001 and offset, in part, the increased rate on time deposits. The net interest margin decreased 9 basis points from 3.61% at September 30, 2000 to 3.52% at September 30, 2001. The net interest rate spread decreased 7 basis points from 2.90% at September 30, 2000 to 2.83% at September 30, 2001. The maturity/repricing characteristics of our balance sheet in combination with increased competition for loans and deposits, has contributed to this margin compression.

NON-INTEREST INCOME

     Non-interest income consists primarily of service charges on deposits, fees from sales of title insurance, fees for financial advisory services and gains (losses) on the sale of investment securities available for sale and loans held for sale.

     Total non-interest income was $138,000 for the three months ended September 30, 2001 compared to $89,000 for the same period in 2000. The increase is primarily attributable to $36,000 in fees generated from the sales of title insurance through our recently formed subsidiary, Lenders Abstract, LLC.

     Total non-interest income was $424,000 for the nine months ended September 30, 2001 compared to $223,000 for the same period in 2000. The increase is largely due to $97,000 in fees from sales of title insurance, and a $42,000 increase in fees from ATM/debit card activity. In addition, $50,000 in fees was recorded in 2001 related to a loan pay-off.

NON-INTEREST EXPENSE

     For the three months ended September 30, 2001, non-interest expenses were $2,362,000 or $313,000 higher than the $2,049,000 recorded during the same period in 2000. Overhead expenses increased principally due to the continued growth of our franchise, namely the opening of our Bensalem and Montgomeryville offices in October 2000. Salaries and benefits were $108,000 higher in 2001, an increase of 11%, compared to the same period in 2000. This increase was principally due to an increase in the number of employees and salary adjustments. The number of full-time equivalent employees grew from 75 at September 30, 2000 to 78 at September 30, 2001. Occupancy and data processing expenses were $27,000 and $28,000 higher, respectively. Other expenses consist primarily of loan expenses, furniture/equipment expense, employee travel, meals and entertainment, stationery/supplies, postage, Pennsylvania shares tax and Board of Directors' fees. Other expenses increased $117,000 due principally to the growth of the institution and $61,000 in fair market value write-downs on derivatives related to the IPCD product due to falling interest rates.

     For the nine months ended September 30, 2001, non-interest expenses were $6,964,000 or $695,000 higher than the $6,269,000 recorded during the same period in 2000. Overhead expenses for the nine months ended September 30, 2000 included one-time charges of $115,000 related to two discontinued internet banking initiatives and $68,000 for the write-off of improvements to a proposed branch site in Bensalem which was relocated. Excluding these one-time charges, overhead increased $878,000 or 14% principally due to the continued growth of our franchise, namely the opening of our Bensalem and Montgomeryville offices in October 2000. Salaries and benefits were $347,000 higher in 2001, an increase of 12%, compared to the same period in 2000. This increase was principally due to an increase in the number of employees and salary adjustments. Higher health insurance costs, higher bonus accruals and employee recruiting fees accounted for $142,000 of the increase in salaries and benefits expense in 2001. Occupancy expenses were $126,000 higher due primarily to the additional rent, depreciation, maintenance and utility costs for the new branches. Data processing expenses increased $93,000 principally due to the growth of the institution, variable costs associated with item processing and account volumes, and new services. Professional services were lower during the nine months ended September 30, 2001 due in part to the one-time charges in 2000. Other expenses consist primarily of loan expenses, furniture/equipment expense, employee travel, meals and entertainment, stationery/supplies, postage, Pennsylvania shares tax and Board of Directors' fees. Other expenses in 2000 included $68,000 for the write-off of improvements related to a proposed branch site that was relocated. Exclusive of this one-time charge in 2000, other expenses increased $230,000 or 24% due principally to the growth of the institution, higher loan collection costs and higher Pennsylvania shares tax expense. Other expenses in 2001 also included $83,000 in fair market value write-downs on derivatives related to the IPCD product due to falling interest rates.

PROVISION FOR LOAN LOSSES

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that we deem adequate to provide for known and inherent losses. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, delinquency statistics, and the composition of loan types within the portfolio. Net charge-offs were $33,000 and $6,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, charge-off and non-performing asset trends may not be indicative of future performance.

     The provision for loan losses increased $54,000 from $125,000 during the three months ended September 30, 2000 to $179,000 during the same period in 2001. The provision for loan losses also increased $118,000 from $400,000 during the nine months ended September 30, 2000 to $518,000 during the same period in 2001. The increase was primarily due to the higher amount/rate of loan growth in 2001 versus 2000. Additional provisions were also recorded in 2001 to replenish reserves as a result of $29,000 in charge-offs during the third quarter. Total loans grew $17,593,000 or 6% during the three months ended September 30, 2001 compared to $12,409,000 or 6% during the same period in 2000. Total loans grew $50,781,000 or 21% during the nine months ended September 30, 2001 compared to $28,064,000 or 14% during the same period in 2000. The loan loss allowance as a percentage of total loans was 1.21% and 1.28% at September 30, 2001 and September 30, 2000, respectively.

INCOME TAX EXPENSE

     We recorded a $266,000 or 25.2% tax provision for the three months ended September 30, 2001 compared to $186,000 or 24.6% for the same period in 2000. We recorded a $610,000 or 25.1% tax provision for the nine months ended September 30, 2001 compared to $506,000 or 24.3% for the same period in 2000. The effective tax rates for the three and nine months ended September 30, 2001 were higher than the comparable periods in 2000, due principally to a lower ratio of tax-exempt interest relative to total pre-tax income.

FINANCIAL CONDITION

     Consolidated assets grew $69,318,000 or 20% during the nine months ended September 30, 2001. Federal funds sold, investments and total gross loans grew $11,932,000, $6,179,000 and $50,781,000, respectively. Asset growth was primarily funded by increases in borrowings and deposits and by proceeds from the sale of investment securities available for sale. Borrowings grew $35,033,000 from $14,404,000 at December 31, 2000 to $49,437,000 at September
30, 2001. Deposits grew $31,952,000 from $303,293,000 at December 31, 2000 to
$335,245,000 at September 30, 2001. Shareholders' equity increased $3,484,000 from $16,455,000 at December 31, 2000 to $19,939,000 at September 30, 2001. This
increase was attributable to $1,819,000 in earnings, a $1,237,000 improvement in the estimated fair value of investment securities available for sale, net of tax, and $428,000 from the exercise of common stock options.

INVESTMENT SECURITIES

     The company's investment policies dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. We are responsible for making the specific investment purchases within these standards. Total investments increased by $6,179,000 from $100,599,000 at December 31, 2000 to $106,778,000 at September 30, 2001. Corporate bonds and municipal bonds increased $10,540,000 and $2,940,000, respectively, during the nine months ended September 30, 2001, excluding changes in estimated fair value. U.S. government agency obligations decreased $7,343,000 during the nine months ended September 30, 2001, excluding changes in estimated fair value.

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

     Investment securities are classified at the time of purchase by one of three purposes: trading, available for sale (AFS) or held to maturity (HTM). To date, we have not purchased any securities for trading purposes. We classify most of our securities as AFS even though we have no immediate intent to sell them. The AFS designation affords us the flexibility to sell certain securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. AFS securities are marked to market in the Consolidated Statements of Financial Condition with an adjustment to equity, net of tax, and presented in the caption "Accumulated other comprehensive income
(loss)." The carrying values for AFS and HTM securities were $104,280,000 and $2,498,000, respectively, as of September 30, 2001.

     The estimated fair value of AFS securities improved $1,875,000 from an unrealized loss of $4,975,000 at December 31, 2000 to an unrealized loss of $3,100,000 at September 30, 2001. The estimated fair value of AFS securities improved during the nine months ended September 30, 2001 principally due to lower interest rates. The unrealized loss on the corporate bond portfolio was $3,369,000 at September 30, 2001.

     At September 30, 2001 corporate bonds comprised $36,707,000 or 34% of the total investment portfolio. Approximately 72% of our corporate bonds are fixed rate and 28% are variable rate. We began investing in the corporate bonds of other financial institutions after the issuance of our $10,000,000 of capital securities in August 1998. Our corporate bond portfolio has experienced an unrealized loss in value beyond that caused by interest rate changes alone as the market has deeply discounted these securities due to perceived credit risk. We believe that the market valuations of our corporate bonds were discounted further because certain bonds were issued by non-rated or below investment grade rated companies.

     We evaluated the credit quality of corporate bond issuers prior to their purchase and monitor these issuers on an ongoing basis. We believe that the credit quality of our corporate bond portfolio is sound and that we will ultimately be repaid. Therefore, we view the unrealized loss in the market value of our corporate bonds as temporary. If, at some future date, we believe that the recovery of the unrealized loss on our corporate bonds is not probable and other than temporary, we will recognize the loss through earnings.

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

                              INVESTMENT PORTFOLIO

                                                                SEPTEMBER 30, 2001
                                           -------------------------------------------------------------
                                                  HELD TO MATURITY              AVAILABLE FOR SALE
                                              AMORTIZED      ESTIMATED       AMORTIZED      ESTIMATED
                                                COST         FAIR VALUE        COST         FAIR VALUE
                                           -------------------------------------------------------------
                                                                   (In thousands)

U.S. government agency obligations              $ 1,998        $ 2,000       $       -      $       -
Mortgage-backed securities                            -              -          44,385         45,041
Municipal securities                                  -              -          20,796         20,409
Equity securities                                     -              -           2,008          2,008
Corporate bonds                                       -              -          40,076         36,707
Other debt securities                               500            500             115            115
                                                -------        -------       ---------      ---------
Total                                           $ 2,498        $ 2,500       $ 107,380      $ 104,280
                                                =======        =======       =========      =========

                                                                 DECEMBER 31, 2000
                                           -------------------------------------------------------------
                                                  HELD TO MATURITY              AVAILABLE FOR SALE
                                              AMORTIZED      ESTIMATED       AMORTIZED      ESTIMATED
                                                COST         FAIR VALUE        COST         FAIR VALUE
                                           -------------------------------------------------------------
                                                                   (In thousands)


U.S. government agency obligations              $ 4,997        $ 4,888         $ 4,344        $ 4,363
Mortgage-backed securities                          529            524          45,764         45,142
Municipal securities                                  -              -          17,856         17,292
Equity securities                                     -              -           1,933          1,933
Corporate bonds                                       -              -          29,536         25,728
Other debt securities                               500            500             115            115
                                                -------        -------       ---------      ---------
Total                                           $ 6,026        $ 5,912        $ 99,548       $ 94,573
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

     In addition to credit risk, interest rate risk is inherent with the lending function. We manage interest rate risk within our asset/liability framework using various modeling techniques and analyses. Most loans are adjustable rate that reset in intervals of five years or fewer. When possible, the bank also originates variable rate loans.

     Gross loans increased $50,781,000 or 21% from $239,445,000 at December 31, 2000 to $290,226,000 at September 30, 2001. Loans secured by commercial real estate grew $36,322,000 during the nine months ended September 30, 2001.


                                                           LOAN PORTFOLIO


                                   SEPTEMBER 30, 2001     % OF TOTAL     DECEMBER 31, 2000      % OF TOTAL
                                   ------------------     ----------     -----------------      ----------
                                                               (Dollars in thousands)

Real estate-farmland                 $            218          0.07%      $            230           0.10%
Real estate-construction                       10,756          3.71%                 4,395           1.83%
Real estate-residential                        27,848          9.59%                25,401          10.61%
Real estate-multifamily                        12,270          4.23%                13,667           5.71%
Real estate-commercial                        197,997         68.22%               161,675          67.52%
Commercial                                     39,929         13.76%                32,295          13.49%
Consumer                                        1,208          0.42%                 1,782           0.74%
                                   ------------------     ----------     -----------------      ----------
Total loans                                   290,226        100.00%               239,445         100.00%
                                                          ==========                            ==========
Less:
    Unearned income                             1,181                                  861
    Allowance for loan losses                   3,517                                3,032
                                   ------------------                    -----------------
Total loans, net                     $        285,528                     $      $ 235,552
                                   ==================                    =================


ALLOWANCE FOR LOAN LOSSES

     We maintain an allowance for loan losses and charge losses to this allowance when losses are realized. The allowance for loan losses is maintained at a level that we consider adequate to provide for known and inherent losses in the loan portfolio. Our evaluation includes such factors as current economic conditions, actual loss experience and the current risk profile of the loan portfolio. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, delinquency statistics and other factors previously described. Loan officers determine borrowers' risk ratings at the inception of each loan. These risk ratings are then subject to ongoing analysis and update by an independent loan reviewer. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate. Because the bank is less than ten years old with a limited history for loan losses, we also use peer group analysis to gauge the overall reasonableness of the loan loss allowance. While we calculate the allowance based on specific loans or loan categories, we consider the total allowance available for losses in the entire loan portfolio. The unallocated portion of the reserve is primarily determined based on our assessment of the collateral risk inherent in non-real estate secured commercial loans as well as other risk factors that may not have manifested themselves in the company's historical loss experience. Some of these other risk factors include the economy and inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions affecting the identification and estimation of losses.

     While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance, and net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.



                                                 ALLOWANCE FOR LOAN LOSS ALLOCATION

                                         SEPTEMBER 30, 2001       DECEMBER 31, 2000     SEPTEMBER 30, 2000
                                         --------------------   --------------------   -------------------
                                                   % LOANS TO             % LOANS TO             % LOANS TO
                                         AMOUNT   TOTAL LOANS   AMOUNT   TOTAL LOANS   AMOUNT   TOTAL LOANS
                                         ------   -----------   ------   -----------   ------   ----------
                                                              (Dollars in thousands)
Balance at end of period
   applicable to:
Real estate-farmland                     $    2         0.07%   $    2         0.10%   $    2         0.10%
Real estate-construction                     65         3.71%       30         1.83%       37         2.35%
Real estate-residential                     240         9.59%      236        10.61%      265        10.49%
Real estate-multi-family                     71         4.23%       76         5.71%       75         5.99%
Real estate-commercial                    1,795        68.22%    1,419        67.52%    1,343        67.39%
Commercial                                  730        13.76%      662        13.49%      648        12.96%
Consumer                                     12         0.42%       14         0.74%       13         0.72%
Unallocated                                 602          --        593          --        522          --
                                         ------       ------    ------       ------    ------       ------
Total                                    $3,517       100.00%   $3,032       100.00%   $2,905       100.00%
                                         ======       ======    ======       ======    ======       ======


     Regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment and information available to them at the time of examination.

     At September 30, 2001, the allowance for loan losses totaled $3,517,000, representing 1.21% of outstanding loans receivable compared to 1.27% and 1.28% at December 31, 2000 and September 30, 2000, respectively.

     The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, current charge-off and non-performing asset trends may not be indicative of future performance.

     In September 2001, one non-accrual loan was paid-off, resulting in a charge-off of $29,000.


                                                                  ALLOWANCE FOR LOAN LOSSES

                                                  FOR THE NINE              FOR THE              FOR THE NINE
                                                  MONTHS ENDED             YEAR ENDED            MONTHS ENDED
                                               SEPTEMBER 30, 2001      DECEMBER 31, 2000      SEPTEMBER 30, 2000
                                               ------------------      -----------------      ------------------
                                                                      (Dollars in thousands)
Balance at beginning of period                          $   3,032              $   2,511               $   2,511

Charge-offs:
   Real estate-residential                                      -                      6                       6
   Real estate-commercial                                      29                      -                       -
   Commercial                                                   4                      1                       -
                                               ------------------      -----------------      ------------------
Total charge-offs                                              33                      7                       6

Recoveries:                                                     -                      -                       -
                                               ------------------      -----------------      ------------------
Net charge-offs                                                33                      7                       6
Provision for loan losses                                     518                    528                     400
                                               ------------------      -----------------      ------------------
Balance at end of period                                $   3,517              $   3,032               $   2,905
                                               ==================      =================     ===================
Total gross loans:
Average                                                 $ 261,148              $ 217,128               $ 212,987
End of period                                           $ 290,226              $ 239,445               $ 227,288

Ratios:
Net charge-offs to:
   Average loans                                            0.01%                      -                       -
   Loans at end of period                                   0.01%                      -                       -
   Allowance for loan losses                                0.94%                  0.23%                   0.21%
   Provision for loan losses                                6.37%                  1.33%                   1.50%

Allowance for loan losses to:
   Total gross loans at end of period                       1.21%                  1.27%                   1.28%
   Non-performing loans (1)                                   N/M                    N/M                 690.02%

----------------
(1) Ratio is not meaningful since there were no non-performing loans at September 30, 2001 or December 31, 2000.

NON-PERFORMING ASSETS

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. Non-performing assets at September 30, 2001 consisted of one commercial property classified as other real estate owned. Non-performing assets at December 31, 2000 consisted of seven residential properties classified as other real estate owned. These other real estate owned properties were sold in May 2001 at a loss of $17,000.

                              NON-PERFORMING ASSETS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2001          2000
                                                     -------------  ------------
                                                       (Dollars in thousands)


Loans past due 90 days or more and accruing                   $ --         $ --
Non-accrual loans                                               --           --
Other real estate owned                                        475          252
                                                     -------------  ------------
       Total non-perfoming assets                             $475         $252
                                                     =============  ============
Ratio of non-performing loans to total loans (1)               N/M          N/M

Ratio of non-performing assets to total assets                0.11%        0.07%


                                                                           ----
----------
(1) Ratio is not meaningful because there were no non-performing loans at September 30, 2001 or December 31, 2000.

OTHER REAL ESTATE OWNED

     Other real estate owned of $475,000 at September 30, 2001 consisted of one commercial property. This property was transferred into other real estate owned in August 2001. Other real estate owned at December 31, 2000 was sold in May 2001 for a loss of $17,000.

DEFERRED TAXES

     The $638,000 decrease in deferred taxes from $2,703,000 at December 31, 2000 to $2,065,000 at September 30, 2001 relates to the change in the estimated fair value of investment securities available for sale.

OTHER ASSETS

     Other assets increased $140,000 from $699,000 at December 31, 2000 to $839,000 at September 30, 2001. Approximately $88,000 of this increase relates to prepaid letter of credit and other fees associated with the IPCD product. These fees are amortized to interest expense over a period not to exceed the term of the IPCD.

DEPOSITS

     Premier Bank, a traditional community-based bank, is largely dependent upon its base of competitively priced core deposits to provide a stable funding source. The bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and a stable and experienced staff. During the nine months ended September 30, 2001 total deposits grew $31,952,000 or 11% from $303,293,000 at December 31, 2000 to
$335,245,000 at September 30, 2001. Core deposits, which exclude time deposits greater than $100,000, grew $17,473,000 or 7% during the nine months ended September 30, 2001 to $277,342,000. Our personal cash management money market accounts and golden checking accounts grew $3,715,000 and $5,824,000, respectively, during the nine months ended September 30, 2001.

     Certificate of deposit accounts grew $16,996,000 or 9% from $193,736,000 at December 31, 2000 to $210,732,000 at September 30, 2001. The IPCD product, which was introduced in January 2001, totaled $8,396,000 at September 30, 2001. During the nine months ended September 30, 2001 approximately $32,568,000 in 9-month certificate of deposits yielding 7% matured. The recent rate cuts in combination with the maturity of these 9-month certificates of deposit enabled us to significantly lower our cost of deposits, excluding non-interest-bearing accounts, from 5.62% at December 31, 2000 to 4.70% at September 30, 2001. In the first quarter of 2002, approximately $23,311,000 in 23-month certificates of deposits yielding 7% are scheduled to mature and may provide another opportunity to lower our cost of deposits further. Certificates of deposit maturing after one-year total $36,797,000.

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

                                                                DEPOSITS BY MAJOR CLASSIFICATION

                                                       SEPTEMBER 30, 2001                    DECEMBER 31, 2000
                                               ----------------------------------   -----------------------------------
                                               WEIGHTED                              WEIGHTED
                                               AVERAGE                               AVERAGE
                                               INTEREST                      % OF    INTEREST                    % OF
                                                 RATE       AMOUNT          TOTAL      RATE       AMOUNT        TOTAL
                                                 ----   -----------         -----      ----      --------      ------
                                                                         (Dollars in thousands)
Interest checking                                2.62%  $    30,508          9.10%     2.53%     $ 25,690        8.47%
Money market                                     2.92%       19,270          5.75%     5.37%       15,347        5.06%
Savings                                          2.68%       43,614         13.01%     3.50%       40,682       13.41%
Time                                             5.58%      210,732         62.86%     6.50%      193,736       63.88%
                                                 ----   -----------         -----      ----      --------      ------
     Total interest-bearing deposits             4.70%      304,124         90.72%     5.62%      275,455       90.82%
                                                 ====                       -----      ----      --------      ------

Non-interest-bearing deposits                                31,121          9.28%                 27,838        9.18%
                                                        -----------         -----                --------      ------
Total deposits                                          $   335,245        100.00%               $303,293      100.00%
                                                        ===========        ======                ========      ======

BORROWINGS

     Borrowings increased $35,033,000 from $14,404,000 at December 31, 2000 to $49,437,000 at September 30, 2001. Additional borrowings were utilized during the nine months ended September 30, 2001 to fund increases in loans and investments.

     At September 30, 2001 borrowings consisted of $30,000,000 in FHLB borrowings maturing in approximately 6.5 years and $19,437,000 in overnight borrowings from customers. At December 31, 2000 borrowings included $785,000 in overnight federal funds purchased and $13,619,000 in overnight borrowings from customers. The weighted average interest rate on borrowings was 4.34% and 5.59% at September 30, 2001 and December 31, 2000, respectively.

     Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. The company controls the securities pledged as collateral for customer repurchase agreements.

OTHER LIABILITIES

     Other liabilities decreased $1,761,000 from $5,422,000 at December 31, 2000 to $3,661,000 at September 30, 2001. This decrease relates principally to the settlement of a $2,000,000 security purchase that was accrued at December 31, 2000 and a $1,752,000 net decrease in accruals/payables related to normal operations. These decreases were partially offset by the $1,991,000 recorded for the fair value of derivatives related to the IPCD product.

CAPITAL ADEQUACY

     At September 30, 2001, we believe that the company was in compliance with all applicable regulatory requirements to be classified as "well capitalized" pursuant to banking regulations.

     The tables below depict PBI's capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by banking regulations. At September 30, 2001, PBI exceeded all regulatory requirements and was classified as "well capitalized".

     PBI's growth rate continues to exceed returns on equity. In addition, PBI has continued to shift assets into the higher risk weighted asset categories (i.e., certain loans) as defined by regulatory capital guidelines. If these trends continue, PBI will need additional capital to remain "well capitalized".

                               CAPITAL COMPONENTS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          2001          2000
                                                     -------------  ------------
                                                        (Dollars in thousands)
Tier I
Shareholders' equity                                    $ 19,939      $ 16,455
Allowable portion of minority interest in equity
   of subsidiary                                           7,329         6,580
Net unrealized losses on AFS securities                    2,046         3,283
                                                        --------      --------
Total Tier I Capital                                    $ 29,314      $ 26,318
                                                        ========      ========

Tier II
Allowable portion of minority interest in equity
   of subsidiary                                        $  2,671      $  3,420
Allowable portion of the allowance for loan losses         3,517         3,032
Allowable portion of subordinated debt                     1,500         1,500
                                                        --------      --------
Total Tier II Capital                                   $  7,688      $  7,952
                                                        ========      ========

Total Capital                                           $ 37,002      $ 34,270

Risk-weighted assets                                    $350,315      $284,544


                                 CAPITAL RATIOS

                                                                                                  "ADEQUATELY          "WELL
                                                                                                  CAPITALIZED"      CAPITALIZED"
                                                     SEPTEMBER 30, 2001    DECEMBER 31, 2000         RATIOS            RATIOS
                                                     ------------------    -----------------      -----------       ------------
Total risk-based capital/risk-weighted assets                    10.56%               12.04%          8.00%           10.00%
Tier I capital/risk-weighted assets                               8.37%                9.25%          4.00%            6.00%
Tier I capital/average assets (leverage ratio)                    7.08%                7.41%          4.00%            5.00%


LIQUIDITY

     Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. Our primary sources of funds are deposits and borrowings. Cash is also generated from principal and interest payments on loans, mortgage-backed securities and investments. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities prepayments are influenced by interest rates, economic conditions and competition.

     For the nine months ended September 30, 2001, investing activities used cash and cash equivalents of $55,672,000 while operating and financing activities provided $1,515,000 and $67,226,000, respectively. The cash provided by financing activities was primarily from increases of $35,033,000 and $31,952,000 in borrowings and deposits, respectively. Cash was also provided by sales of AFS securities and by payments/maturities of investment securities. Together, this cash was primarily used for loan originations and purchases of mortgage-backed securities, municipal bonds and corporate bonds. During the nine months ended September 30, 2001, loans grew $51,289,000. Investments grew $4,304,000 during the nine months ended September 30, 2001, exclusive of the change in unrealized losses on securities available for sale.

     For the nine months ended September 30, 2000, operating and financing activities provided cash and cash equivalents of $2,956,000 and $37,857,000, respectively, while investing activities used $25,278,000. The cash provided by financing activities resulted primarily from a $53,648,000 increase in deposits. This increase in deposits was mostly due to promotions of 9 and 23-month certificates of deposit. This cash was primarily used for loan originations and the repayment of borrowings. For the nine months ended September 30, 2000, loans grew $28,071,000 while borrowings decreased $15,867,000. Investments decreased $4,051,000, exclusive of the change in unrealized losses on securities available for sale.

     The bank monitors its liquidity position on a daily basis. The bank uses overnight federal funds and interest-bearing deposits in other banks to absorb daily excess liquidity. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Federal funds are sold or purchased through a correspondent bank, which diversifies the holdings to an approved group of commercial banks throughout the country. If the bank requires funds beyond its ability to generate them internally, additional sources of funds are available through use of one of the following: $6,000,000 unsecured federal funds line of credit with the bank's correspondent bank, and the bank's $80,749,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh. The bank could also sell or borrow against certain investment securities. At September 30, 2001, the bank had $30,000,000 in borrowings and $6,800,000 in letters of credit from the Federal Home Loan Bank. The bank had no borrowings outstanding with its correspondent bank at September 30, 2001.

DERIVATIVE FINANCIAL INSTRUMENTS

     PBI has limited involvement with derivative financial instruments and currently uses them only in relation to the bank's Index Powered SM Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter 2001, contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500[Registered] Index. This deposit product is unique in that the customer may receive a return that is based on an equity market index rather than a stated interest rate but, like other traditional certificates of deposit, is insured in its principal amount by the FDIC to the fullest extent provided by law.

     In order to offset the risks associated with the variable cost of the IPCD, the bank entered into a derivative contract with the Federal Home Loan Bank of Pittsburgh (FHLB). The terms of the derivative contract provide for the bank's receipt of an amount equal to the amount to be paid to the IPCD depositor, in exchange for a periodic payment stream to the FHLB expressed as a fixed rate of interest.

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

     The notional amount of derivative contracts with the FHLB and IPCD customers was $10,311,000 at September 30, 2001. The fair value of derivatives is included in "Other liabilities" and approximated $1,991,000 at September 30, 2001. During the three and nine months ended September 30, 2001, approximately $61,000 and $83,000, respectively, was recorded in other expense for net changes in the fair market value of derivative contracts due to falling interest rates.

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

ASSET RETIREMENT OBLIGATIONS

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 143.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ". However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

     This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary.

     The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 144.

                          Part II -- Other Information

ITEM 1 -- LEGAL PROCEEDINGS

     At September 30, 2001, there were no material legal proceedings pending against the company.

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

                                          Premier Bancorp, Inc.
                                          ---------------------
                                          Registrant




DATE                                      SIGNATURE
----                                      ---------

November 13, 2001                         /s/ JOHN C. SOFFRONOFF
                                           ----------------------
                                          John C. Soffronoff
                                          President, Chief Executive Officer,
                                          Director (Principal Executive Officer)

November 13, 2001                         /s/ BRUCE E. SICKEL
                                           -------------------
                                          Bruce E. Sickel
                                          Chief Financial Officer, Director
                                          (Principal Financial Officer)


                                INDEX OF EXHIBITS


                                                                                         Page

3(i)      Articles of Incorporation (Incorporated by reference to Exhibit 3(i)             *
          to our Quarterly Report on Form 10-QSB filed with the SEC on
          November 14, 2000 and as amended on December 19, 2000).

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

10.2      Change of Control Agreement between Premier Bancorp, Inc., Premier               *
          Bank and John C. Soffronoff (Incorporated by reference to Exhibit
          10.2 to our Quarterly Report on Form 10-QSB filed with the SEC on
          November 13, 1998).

10.3      Change of Control Agreement between Premier Bancorp, Inc., Premier               *
          Bank and John J. Ginley (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB filed with the SEC on November
          13, 1998).

10.4      Change of Control Agreement between Premier Bancorp, Inc., Premier               *
          Bank and Bruce E. Sickel (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-QSB filed with the SEC on November
          13, 1998).


* Incorporated by reference.
