Form 10KSB
period 2001-12-31
PREMIER BANCORP INC /PA/
filed 2002-03-27
CIK 1044651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

                         COMMISSION FILE NUMBER 1-15513

                              PREMIER BANCORP, INC.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                            23-2921058
------------                                            ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

379 North Main Street, Doylestown, Pennsylvania         18901
-----------------------------------------------         -----
(Address of Principal Executive Offices)                (Zip Code)

                                 (215) 345-5100
                                 --------------
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

None
----
(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X  NO
   ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The issuer's revenues for its most recent fiscal year were $30,245,000.

     As of March 19, 2002, 3,320,326 shares of common stock of the registrant were outstanding and the aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was approximately $17,882,000.

     Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                     ---   ---


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2002 annual meeting of shareholders are incorporated by reference into Part III of this report.

                              PREMIER BANCORP, INC.
                                   FORM 10-KSB
                                      INDEX

PART I                                                                      Page

Item 1  Business...............................................................1

Item 2  Properties.............................................................9

Item 3  Legal Proceedings......................................................9

Item 4  Submission of Matters to a Vote of Security Holders....................9

PART II

Item 5  Market for Common Stock and Related Shareholder Matters...............10

Item 6  Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................12

Item 7  Financial Statements and Supplementary Data...........................35

Item 8  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................67

PART III

Item 9  Directors and Executive Officers; Compliance with Section 16(a)
        of the Exchange Act...................................................67

Item 10 Executive Compensation................................................67

Item 11 Security Ownership of Certain Beneficial Owners and Management........67

Item 12 Certain Relationships and Related Transactions........................67

Item 13 Exhibits List and Reports on Form 8-K.................................68


        Signatures............................................................69

                                     PART I

     ITEM 1 - BUSINESS

PREMIER BANCORP, INC.

     Premier Bancorp, Inc. (PBI) is a Pennsylvania business corporation and a registered financial holding company headquartered in Doylestown, Bucks County, Pennsylvania. PBI was incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank (Premier). Each outstanding share of Premier Bank common stock was converted into one share of Premier Bancorp, Inc. common stock under the Plan of Reorganization approved by the bank's shareholders. PBI's primary business is the operation of its wholly-owned subsidiary, Premier Bank, which is managed as a single business segment.

     PBI's consolidated financial condition and results of operations consist almost entirely of those of Premier Bank. At December 31, 2001, PBI had total consolidated assets of $450,569,000, total deposits of $358,282,000 and total shareholders' equity of $19,609,000.

     Other wholly-owned subsidiaries include PBI Capital Trust and Lenders Abstract, LLC. PBI Capital Trust is a Delaware statutory business trust established in 1998 for the sole purpose of issuing $10,000,000 in capital securities. Lenders Abstract, LLC is a Pennsylvania limited liability company organized in December 2000 to sell title insurance policies.

     As of December 31, 2001, PBI did not own or lease any property and had no employees.


PREMIER BANK

     Premier was organized in 1990 as a Pennsylvania chartered banking institution and began operations on April 24, 1992. Premier is a community-oriented financial services provider whose business primarily consists of attracting retail deposits from the general public and small businesses and originating commercial and consumer loans in its market area. The bank also invests in securities such as mortgage-backed securities, obligations of U.S. government agencies and government sponsored entities, corporate bonds and municipal bonds. The bank's revenues are primarily derived from net interest income.

     Premier's deposit products include checking, savings and money market accounts, as well as certificates of deposit. Premier offers numerous credit products, but specializes in lending to small and medium-sized businesses, individuals and professionals. The bank offers a full array of lending products including loans secured by real estate and other assets, working capital lines and other commercial loans. Other credit products include residential mortgage loans, home equity loans and lines of credit, personal lines of credit and other consumer loans. Premier also offers other services such as internet banking, telephone banking, cash management services, automated teller services and safe deposit boxes.

     Premier is a member of the Federal Reserve System. Deposits are insured by the Federal Deposit Insurance Corporation's Bank Insurance Fund to the fullest extent provided by law.

     Premier conducts business from seven full-service Pennsylvania banking offices in Doylestown, Easton, Southampton, Floral Vale, Bethlehem, Montgomeryville, and Bensalem. In addition, the bank operates a limited service branch in the Heritage Towers Retirement Community in Doylestown. Premier's most recently established banking offices in Bensalem and Montgomeryville were opened in October 2000.

     At December 31, 2001 the bank had 65 full-time and 29 part-time employees.

MARKET AREA

     Premier's primary market area is Doylestown, Pennsylvania and the surrounding Bucks County and Greater Delaware Valley communities. The bank has four Bucks County based offices and one office in Montgomery County. Premier also services parts of the Lehigh Valley from its Bethlehem and Easton, Northampton County, Pennsylvania offices. Though the vast majority of Premier's deposit and lending business comes from these specific areas, Premier will from time to time do business in a wider geographic region including all of Eastern Pennsylvania and portions of New Jersey, including the New Jersey coastline.

LENDING ACTIVITIES

     Premier offers a variety of loan products to its customers, including loans secured by real estate, commercial and consumer loans. The bank's lending objectives are as follows:

     o    to establish a diversified commercial loan portfolio;

     o to provide a satisfactory return to the company's shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin.

     Premier manages credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. The bank generally secures its loans with real estate, with such collateral values dependent and subject to change based on real estate market conditions within the bank's market area. Premier also has a significant number of borrowers engaged in medical, dental, legal and real estate professions, as well as, restaurant and hotel businesses.

     Gross loans totaled $316,066,000 at December 31, 2001 compared to $239,445,000 at December 31, 2000. The $76,621,000 or 32% increase is primarily due to the continued success of Premier's lending staff in servicing the small and medium-sized business community. Gross loans represented approximately 70% and 67% of total assets at year-end 2001 and 2000, respectively. At December 31, 2001, $269,736,000 or 85% of loans were secured by real estate compared to $205,368,000 or 86% at December 31, 2000.

     Loans secured by commercial properties include owner occupied commercial properties and investment income producing properties. Commercial mortgages totaled $208,412,000 and $161,675,000 at December 31, 2001 and 2000,
respectively.

     Loans secured by residential properties include both first and second mortgages on single family homes. Many of these loans were made to small business owners and professionals. Loans secured by residential property totaled $30,188,000 and $25,401,000 at December 31, 2001 and 2000, respectively.

     Loans secured by apartments and other multi-family residential properties totaled $15,011,000 at December 31, 2001 and $13,667,000 at December 31, 2000.

     Construction loans are secured by real estate primarily for the building of residential properties. Construction loans totaled $15,911,000 and $4,395,000 at December 31, 2001 and 2000, respectively.

     Other loans not secured by real estate include commercial and consumer loans. Commercial loans are generally made to finance the acquisition of machinery and equipment and to provide working capital for local commercial, retail and professional companies. These loans are usually secured by business assets, excluding real property, and guaranteed by the owners. Commercial loans totaled $45,238,000 and $32,295,000 at December 31, 2001 and 2000, respectively.

     Consumer loans consist generally of automobile loans and personal loans. At December 31, 2001 and 2000, these loans totaled $1,092,000 and $1,782,000, respectively.


INVESTMENT ACTIVITIES

     At December 31, 2001 and 2000, PBI's investment portfolio totaled $98,351,000 and $100,599,000, respectively. Investments consisted primarily of mortgage-backed securities, corporate bonds and municipal securities. Corporate bonds included in the investment portfolio are trust preferred capital securities issued by other banking companies. Equity securities include stock in the Federal Home Loan Bank of Pittsburgh, the Federal Reserve Bank of Philadelphia and the Atlantic Central Bankers Bank, Premier's principal correspondent bank. Investment securities available for sale are recorded at market value with the unrealized holding gain or loss, net of tax, included in shareholders' equity. Investment securities held to maturity are recorded at amortized cost.

     The carrying value of the held to maturity portfolio was $500,000 and $6,026,000 at December 31, 2001 and 2000, respectively. The held to maturity portfolio decreased $5,526,000 as a result of investment calls and maturities.

     At December 31, 2001 and 2000, the carrying value of the available for sale portfolio was $97,851,000 and $94,573,000, respectively. The available for sale portfolio experienced significant market value depreciation during 1999 as interest rates rose. This trend reversed itself late in 2000 and continued through 2001 as several segments of the portfolio improved in value. The unrealized loss on available for sale securities was $4,548,000 and $4,975,000 at December 31, 2001 and 2000, respectively. The unrealized loss on corporate bonds was $3,862,000 and $3,808,000 at December 31, 2001 and 2000, respectively. In addition to changes in interest rates, corporate bond valuations have been influenced by perceived credit risk in response to certain world events. Management believes that the credit quality of the corporate bond portfolio is sound and that the unrealized loss is temporary.

     Management views the investment portfolio as a source of earnings and liquidity. Decisions on maturity and type of investment are dictated by investment and balance sheet management policies as approved annually by the Board of Directors. The Chief Financial Officer makes the decision regarding the specific selection of investments for the portfolio. The Asset Liability Committee sets investment guidelines and strategy based on PBI's financial goals and interest rate sensitivity.

SOURCES OF FUNDS

     Premier primarily uses deposits and borrowings to finance lending and investment activities. Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh, reverse repurchase agreements with investment banks and overnight borrowings from Premier's customers and correspondent bank. All borrowings, except for the line of credit with Premier's correspondent bank, require collateral in the form of loans or securities. Borrowings are, therefore, limited by collateral levels and the available lines of credit extended by the bank's creditors. As a result, deposits remain key to the future funding and growth of the business. Deposit growth within the banking industry has generally been slow due to strong competition from a variety of financial services companies. Competition for deposits may require banks to increase deposit prices or expand their branch office networks (increasing costs) to adequately grow deposits in the future.

COMPETITION

     Premier actively competes with other financial services companies for deposit and loan business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, mutual funds, and money market funds. Financial institutions compete primarily on the quality of services rendered, interest rates on loans and deposits, service charges, the convenience of banking facilities, location and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

     Many competitors are significantly larger than Premier and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, the bank is subject to banking regulations while certain competitors may not be. Consequently, competition exists from both regulated and non-regulated entities. For more information, see the "Supervision and Regulation" section below.

     The growth of mutual funds over the past decade has made it increasingly difficult for financial institutions to attract deposits. The continued flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans, and a generally strong economy, have, until recently, fueled high returns for these investments, in particular certain equity funds. These returns perpetuated the flow of additional investment dollars into mutual funds and other products not traditionally offered by banks. In addition, insurance companies recently have become more significant competitors for deposits through their thrift subsidiaries.

SUPERVISION AND REGULATION

General

     Bank holding companies and banks are extensively regulated under both Federal and state laws. The regulation and supervision of PBI and Premier are designed primarily for the protection of depositors, the FDIC and the monetary system, and not PBI or its shareholders. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties and removal and prohibition orders. If any enforcement action is taken by a banking regulator, the value of an equity investment in PBI could be substantially reduced or eliminated.

Holding Company Regulation

     As a registered financial holding company under the Bank Holding Company Act of 1956 and a Pennsylvania business corporation, PBI is regulated by the Federal Reserve Board and the provisions of Section 115 of the Pennsylvania Banking Code of 1965.

     The Bank Holding Company Act requires PBI to file an annual report with the Federal Reserve Board regarding the financial holding company and its subsidiary bank. The Federal Reserve Board also makes examinations of the financial holding company and its subsidiary bank. The Federal Reserve Board possesses cease-and-desist powers over bank holding companies and their subsidiaries where their actions would constitute an unsafe or unsound practice or violation of law.

     The Bank Holding Company Act restricts a bank holding company's ability to acquire control of additional banks. In addition, the Act restricts the activities in which bank holding companies may engage directly or through non-bank subsidiaries.

     The Gramm-Leach-Bliley Financial Services Modernization Act of l999 (the "Gramm-Leach-Bliley Act") amended the Bank Holding Company Act of 1956 to create a new category of holding company - the "financial holding company." To be designated as a financial holding company, a bank holding company must file an application with the Federal Reserve Board. The holding company must be well capitalized and well managed, as determined by Federal Reserve Board regulations. When a bank holding company becomes a financial holding company, the holding company or its affiliates may engage in any financial activities that are "financial in nature or incidental to such activities." Furthermore, the Federal Reserve may approve a proposed activity if it is "complementary" to financial activities and does not threaten the safety and soundness of banking. The Act provides an initial list of activities that constitute activities that are financial in nature, including:

     o    lending and deposit activities;
     o    insurance activities, including underwriting, agency and brokerage;
     o    providing financial investment advisory services;
     o    underwriting in, and acting as a broker or dealer in, securities;
     o    merchant banking;
     o    insurance company portfolio investment;
     o    support services;
     o making equity and debt investments in corporations or projects designed primarily to promote community welfare, and providing advisory services to these programs;
     o subject to certain limitations, providing others financially oriented data processing or bookkeeping services;
     o issuing and selling money orders, travelers' checks and United States savings bonds;
     o providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments; and
     o    providing tax planning and preparation advice.

     In addition to permitting financial services providers to enter into new lines of business, the law allows companies the freedom to streamline existing operations and to potentially reduce costs. The Act may increase both opportunity as well as competition. Many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services including insurance and brokerage services.

     In the fourth quarter of 2000, PBI became a registered financial holding company. Under this new designation PBI operates a title insurance agency through its subsidiary, Lenders Abstract, LLC. PBI's ability to retain its ownership of Lenders Abstract, LLC, and its authority to expand into other activities permissible for financial holding companies but not permissible for bank holding companies that are not financial holding companies, is contingent on maintaining Premier as a well capitalized and well managed institution in the view of the applicable regulatory authorities.

Bank Regulation

     Premier is subject to supervision, regulation and examination by the Pennsylvania Department of Banking, the FDIC and the Federal Reserve Board. In addition, the bank is subject to a variety of local, state and federal laws.

     Banking regulations include, but are not limited to, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and the safety and soundness of banking practices.


Capital Requirements

     Under risk-based capital requirements for bank holding companies, PBI is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance ("tier 2 capital").

     In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised PBI of any specific minimum tier 1 leverage ratio applicable to it.

     Premier Bank is subject to similar capital requirements adopted by the Federal Reserve Board for state member banks. The Federal Reserve Board has not advised Premier of any specific minimum leverage ratios applicable to it.

     The capital ratios of PBI and Premier are described below in the "Management's Discussion and Analysis" section.

     Banking regulators continue to indicate their desire to further develop capital requirements applicable to banking organizations. Changes to capital requirements could materially affect the profitability of PBI or the market value of PBI stock.

Prompt Corrective Action

     In addition to the required minimum capital levels described above, federal law establishes a system of "prompt corrective actions" which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the rules, an institution will be deemed to be "adequately capitalized" or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed "undercapitalized" if it fails to meet the minimum capital requirements, "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0 percent, a Tier 1 risk-based capital ratio that is less than
3.0 percent, or a leverage ratio that is less than 3.0 percent, and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0 percent.

     The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on payment of dividends, a limitation on asset growth and expansion, in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain "management fees" to any "controlling person". Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution's ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be "critically undercapitalized" and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

Deposit Insurance

     Deposits of the bank are insured by the FDIC through the Bank Insurance Fund ("BIF"). Deposits of certain savings associations are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). The insurance assessments paid by an institution are to be based on the probability that the fund will incur a loss with respect to the institution. The FDIC has adopted deposit insurance regulations under which insured institutions are assigned to one of the following three capital groups based on their capital levels:
"well-capitalized," "adequately capitalized" and "undercapitalized." Banks in each of these three groups are further classified into three subgroups based upon the level of supervisory concern with respect to each bank. The resulting matrix creates nine assessment risk classifications to which are assigned deposit insurance premiums ranging from 0.00% for the best capitalized, healthiest institutions, to 0.27% for undercapitalized institutions with substantial supervisory concerns.

     The FDIC sets deposit insurance assessment rates on a semiannual basis and will increase deposit insurance assessments whenever the ratio of reserves to insured deposits in a fund is less than 1.25. While under the current assessment matrix Premier does not pay any assessments for deposit insurance, because of recent bank failures there is a significant possibility that the FDIC will adjust the assessment matrix in the near future and that as a result Premier may have to start paying insurance assessments.

     Premier is also subject to quarterly assessments relating to interest payments on Financing Corporation (FICO) bonds issued in connection with the resolution of the thrift industry crisis. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the BIF and SAIF. The FICO assessments on BIF-insured deposits are set at an annual rate of 1.84% of assessable deposits.

Environmental Laws

     Management does not anticipate that compliance with environmental laws and regulations will have any material effect on PBI's capital, expenditures, earnings, or competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions.

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

Federal Reserve Board Reserve Requirements

     Regulation D of the Federal Reserve Board requires all depository institutions to maintain reserves on transaction accounts. These reserves may be in the form of cash or non-interest-bearing deposits with the Federal Reserve Bank of Philadelphia. Under Regulation D, Premier's reserve requirement was $3,002,000 and $2,114,000 at December 31, 2001 and 2000, respectively.

Recent Developments

     As described above, the Gramm-Leach-Bliley Act, adopted November 12, 1999, enacted significant changes to the bank holding company laws, providing significantly expanded opportunities for combinations of banking, insurance and securities activities. The law also establishes significant new consumer privacy protections, which went into effect in July, 2001, including stringent restrictions on the disclosure of non-public consumer financial information to third parties. The Gramm-Leach-Bliley Act is sweeping legislation that PBI believes will affect the financial services industry for years to come. Implementing regulations with respect to many areas are still being developed, and it remains too early to determine the effect the law will have on PBI or its business, operations and financial performance.

     In the wake of the tragic events, of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

     o to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;
     o to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;
     o to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and
     o to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     o    the development of internal policies, procedures, end controls;
     o    the designation of a compliance officer;
     o    an ongoing employee training program; and
     o    an independent audit function, to test, the programs.

     Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

     In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institutions complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

     Premier does not have any significant international banking relationships, and does not anticipate that the USA PATRIOT Act will have a material effect on its business or operations.

Effects of Government Policy and Potential Changes in Regulation

     Changes in regulations applicable to PBI or Premier, or shifts in monetary or other government policies, could have a material affect on their business. PBI's and the bank's business is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management believes that the industry will continue to experience an increased rate of change as the financial services industry strives for greater product offerings, market share and economies of scale.

AVAILABLE INFORMATION

     PBI's common stock is registered under Section 12(b) of the Securities Exchange Act of 1934 and is traded on the American Stock Exchange under the trading symbol "PPA." PBI is subject to the informational requirements of the Exchange Act and, accordingly, files reports, proxy statements and other information with the Securities and Exchange Commission. The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC's Public Reference Room at Judiciary Plaza, 450 Fifth Street, N.W, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. PBI is an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's Internet site address is: http://www.sec.gov. Premier's Internet site is: http//www.premierbankonline.com.

     You may also inspect materials and other information concerning PBI at the offices of the American Stock Exchange, Inc. at 86 Trinity Place, New York, New York 10006 because its common stock is listed on the American Stock Exchange under the trading symbol "PPA." The American Stock Exchange's Internet site address is: http://www.amex.com.

ITEM 2 - PROPERTIES

     PBI and Premier's main office is located at 379 North Main Street, Doylestown, Pennsylvania. The bank currently conducts business from the main office and six other full service Pennsylvania retail offices located in Southampton, Bensalem and Lower Makefield Township, Bucks County; Bethlehem and Easton, Northampton County, and Montgomeryville, Montgomery County. Premier also has a limited service branch in the Heritage Towers Retirement Community in Doylestown that opened in July 2000. The bank opened its Bensalem and Montgomeryville offices in October 2000.

     The following table details ownership of the bank's properties at December 31, 2001.

1) Doylestown, PA                   Main office and branch - owned
2) Bensalem, PA                     Branch - leased requiring rental payments
                                       of $96,000 per year
3) Bethlehem, PA                    Branch - owned
4) Easton, PA                       Branch - owned
5) Lower Makefield Twp., PA         Branch - owned
6) Montgomeryille, PA               Branch - land leased requiring rental
                                       payments of $85,000 per year
7) Southampton, PA                  Branch and operations center- leased
                                       requiring rental payments of $59,670
                                       per year

     Lenders Abstract, LLC operates from the Lower Makefield Township Branch.


ITEM 3 - LEGAL PROCEEDINGS

     At December 31, 2001, there were no known material legal proceedings pending against PBI, its subsidiaries, or its property. In addition, no material proceedings are known to be contemplated by governmental authorities against PBI, its subsidiaries, or its property.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II



ITEM 5 - MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     PBI's common stock was listed and began trading on the American Stock Exchange (AMEX) on December 30, 1999 under the trading symbol "PPA." At December 31, 2001, 30,000,000 shares of common stock were authorized and 3,242,215 shares were outstanding. PBI had 613 shareholders of record as of March 19, 2002. No other class of common stock is authorized or outstanding.

     On February 17, 2000 PBI declared a 5% stock dividend which resulted in the issuance of 146,492 shares of common stock on March 10, 2000 to holders of record on February 29, 2000. All information has been retroactively restated to reflect this stock dividend.

     Shares of common stock traded on AMEX in the range of $6.25 to $10.21 per share during 2001 and, $6.25 to $12.50 per share during 2000. PBI's ability to pay dividends to shareholders is dependent upon its ability to obtain dividends from the bank. The bank's ability to pay dividends is subject to certain regulatory restrictions that are described in greater detail at Note 21 to the 2001 Consolidated Financial Statements. To date, PBI has not declared or paid any cash dividends.

     PBI's common stock traded within the following price ranges during each quarter of 2001 and 2000.


                                            2001                                2000
                                --------------------------         --------------------------

                                 High              Low              High             Low
                                 ----              ---              ----             ---
     First Quarter              $ 7.00           $ 6.25            $ 12.50          $ 11.13

     Second Quarter               8.80             7.15              11.13             7.50

     Third Quarter                9.90             8.50               8.00             6.88

     Fourth Quarter              10.21             9.35               7.31             6.25



SELECTED FINANCIAL AND OTHER DATA

AS OF OR FOR THE YEARS ENDED DECEMBER 31,                   2001                 2000                 1999
-----------------------------------------                   ----                 ----                 ----
                                                                (In thousands, except per share data)
INCOME AND EXPENSE
Interest income                                          $   29,651           $   26,693           $   21,929
Interest expense                                             16,625               15,294               11,420
                                                         ----------           ----------           ----------
Net interest income                                          13,026               11,399               10,509
Provision for loan losses                                       818                  528                  719
Non-interest income                                             594                  319                  124
Non-interest expense                                          9,405                8,454                6,744
                                                         ----------           ----------           ----------
Income before income taxes                                    3,397                2,736                3,170
Income tax expense                                              863                  675                  765
                                                         ----------           ----------           ----------
Net income                                               $    2,534           $    2,061           $    2,405
                                                         ==========           ==========           ==========

SHARE DATA
Basic earnings per share                                 $     0.79           $     0.67           $     0.80
Diluted earnings per share                                     0.74                 0.60                 0.70
Book value per share                                           6.05                 5.30                 4.11
Average common shares outstanding                         3,212,537            3,097,450            3,016,893
Average diluted shares outstanding                        3,442,369            3,422,832            3,341,208

BALANCE SHEET AT YEAR-END
Loans, net of unearned income                            $  314,693           $  238,584           $  198,632
Investment securities held to maturity                          500                6,026                6,881
Investment securities available for sale                     97,851               94,573               97,076
Other interest-earning assets                                 1,084                   56                3,845
Total assets                                                450,569              355,201              318,660
Deposits                                                    358,282              303,293              237,481
Borrowings                                                   49,605               14,404               52,537
Subordinated debt                                             3,500                1,500                1,500
Capital securities                                           10,000               10,000               10,000
Shareholders' equity                                         19,609               16,455               12,647


SELECTED FINANCIAL RATIOS
Net interest margin                                            3.39%                3.50%                3.94%
Return on average assets                                       0.63%                0.61%                0.83%
Return on average shareholders' equity                        13.66%               15.26%               17.59%
Average shareholders' equity to average assets                 4.65%                3.98%                4.70%

Number of full service banking offices at year-end                7                    7                    5


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Premier Bancorp, Inc. (PBI) is a Pennsylvania business corporation and a registered financial holding company headquartered in Doylestown, Bucks County, Pennsylvania. PBI was incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank (Premier). PBI's primary business is the operation of its wholly-owned subsidiary, Premier Bank, which is managed as a single business segment.

     Premier was organized in 1990 as a Pennsylvania chartered banking institution and began operations on April 24, 1992. The bank is a community-oriented financial services provider whose business primarily consists of attracting retail deposits from the general public and small and medium-sized businesses and originating commercial and consumer loans in its market area. The bank also invests in securities such as mortgage-backed securities, obligations of U.S. government agencies and government sponsored entities, corporate bonds and municipal bonds.

     Premier's revenues are derived principally from interest income on its loan and securities portfolios. The bank's primary sources of funds are deposits, repayments of loans and investment securities, and borrowed funds. Currently, Premier has seven full service Pennsylvania banking offices: Doylestown, Easton, Southampton, Bethlehem, Floral Vale, Bensalem and Montgomeryville. The bank also operates a limited service branch in the Heritage Towers Retirement Community in Doylestown. Premier faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations than the bank.

     PBI's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowed money. PBI also generates non-interest income such as service charges, fees from sales of title insurance and other fees. PBI's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing, data processing costs and other operating expenses. The bank is subject to losses from its loan and investment portfolios if borrowers/issuers fail to meet their obligations. PBI's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

     The following discussion focuses on the major components of PBI's operations and presents an overview of the significant changes in the results of operations and financial condition for the last two fiscal years. This discussion section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes. Current performance may not be indicative of future performance.

     The management of PBI has made forward-looking statements in this Annual Report on Form 10-KSB. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Premier Bancorp, Inc. and its subsidiaries, Premier Bank, PBI Capital Trust and Lenders Abstract, LLC. When words such as "believes", "expects", "anticipates" or similar expressions occur in this Annual Report, management is making forward-looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this Annual Report, could affect the future financial results of Premier Bancorp, Inc. and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this Annual Report. These factors include, but are not limited to the following:

     o operating, legal and regulatory risks, such as continued levels of loan quality and origination volumes, continued relationships with major customers, and technological changes;

     o economic, political and competitive forces affecting our banking, business, such as changes in economic conditions, especially in the bank's market area, interest rate fluctuations, competitive product and pricing pressures within the bank's market, personal and corporate bankruptcies, monetary policy and inflation; and

     o the risk that management's analyses of these risks and forces could be incorrect and or that the strategies developed to address them could be unsuccessful.

     Management cautions readers not to place undue reliance on these forward-looking statements that reflects its analysis only as of this date. Management is not obliged to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after this date. Readers should carefully review the risk factors described in other documents PBI files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB and any current reports on Form 8-K.

MANAGEMENT STRATEGY

     Premier's lending activities are specialized towards small and medium-sized businesses, individuals and professionals. In order to fund the bank's lending activities, and allow for increased contact with its customers, the bank is establishing a branch office network to develop a stable core deposit base catering primarily to retail and small and medium-sized business depositors. Premier has a strong commitment to highly personalized customer service. To support its growth, without compromising personalized service, the bank has made significant investments in experienced personnel and has incurred significant costs related to branch office expansion.

     Since the 1992 opening of Premier, the bank has grown to seven full-service Pennsylvania banking offices. The bank opened its fifth office in Bethlehem, Northampton County, in December 1999 and a limited service office in the Heritage Towers Retirement Community in Doylestown in July 2000. The bank opened its sixth and seventh Pennsylvania full service offices in Bensalem and Montgomeryville in October 2000.

     In conjunction with its branch expansion, Premier added significantly to its commercial lending staff beginning in 1999 in order to grow the loan portfolio and shift assets toward loans and away from investments. However, the development of a quality loan portfolio takes considerable time. Investment securities can be added to a portfolio quickly as a means to generate additional earnings. Therefore, the bank may buy or sell investment securities from time to time depending on market conditions, business trends, liquidity and capital levels.

     In addition to the ongoing expansion of the bank's traditional business, management continuously reviews and considers new products and services to offer customers. These new products and services are largely intended to generate and increase fee income. In December 2000, PBI organized Lenders Abstract, LLC to generate fee income from the origination of title insurance policies. Substantially all of Lenders Abstract, LLC's business to date has been derived from Premier's customers.

     Recent changes to federal banking laws as discussed earlier allow financial institutions to engage in a broader range of activities than previously permitted. These legislative changes may serve to increase both opportunity as well as competition.

RESULTS OF OPERATIONS

     PBI reported net income of $2,534,000 or $.74 earnings per common share on a diluted basis for the year ended December 31, 2001. This represents an increase of $473,000 or 23% from the net income of $2,061,000 or $.60 earnings per common share on a diluted basis reported in 2000. Interest income grew $2,958,000 or 11% in 2001 compared to 2000 primarily due to loan growth. Loans grew $76,621,000 or 32% in 2001. However, growth in net interest income was slowed by eleven decreases in the prime lending rate and, the Federal Reserve's targeted federal funds rate, totaling 4.75% during 2001. These rate cuts affected the rates on new loans and existing adjustable/variable rate loans. Other income was $275,000 or 86% higher in 2001 due primarily to $137,000 in fees generated from PBI's new title insurance business and $50,000 in fees related to one loan pay-off. Overhead expenses were $1,134,000 or 14% higher in 2001 compared to 2000, exclusive of $183,000 in one-time charges in 2000 related to two discontinued Internet projects and a proposed branch site, which was relocated. Overhead expenses were higher in 2001 due primarily to the opening of two new branches in October 2000 and the overall growth of the company. Return on average assets and return on average shareholders' equity were .63% and 13.66%, respectively, in 2001 compared to .61% and 15.26%, respectively, in 2000. Return on average shareholders' equity, exclusive of the unrealized loss on investment securities available for sale, was 11.94% for 2001 and 11.12% for 2000.

     The following tables and discussions related to net interest income, interest income and interest expense were prepared on a tax-equivalent basis.

NET INTEREST INCOME

     Net interest income is the most significant component of PBI's operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment, the composition and characteristics of interest-earning assets and interest-bearing liabilities, and by competition. The interest rate spread is also influenced by differences in the maturity and repricing of assets versus the liabilities that fund them. During 2001, loans grew $76,621,000 or 32%. Much of this growth was funded by deposit generation. Premier continues to face strong competition for both loans and deposits, which continues to put pressure on the net interest margin. The net interest margin has trended lower since 1999 and remains under pressure due in part to the Federal Reserve's interest rate cuts during 2001.

     During 2001 the Federal Reserve cut the targeted federal funds rate an unprecedented eleven times for a total of 4.75%. These cuts immediately lowered the national prime-lending rate and in turn reduced rates on the bank's prime-rate based loans. The magnitude of the Federal Reserve rate cuts increases the likelihood that customers with higher fixed rate loans will seek to renegotiate lower interest rates or prepay their loans. It is difficult to predict the extent or timing of such refinance activity. However, it is expected that the yield on the bank's loan portfolio will decline as this activity occurs. It is unknown to what extent the lower asset yields will be offset by lower cost of funds. See the section entitled "Interest Rate Sensitivity."

     Net interest income, on a tax equivalent basis, increased $1,684,000 or 14% in 2001. This increase was primarily a function of asset growth and a lower rate on average interest-bearing liabilities. These positive factors were partially offset by a lower yield on average interest-earning assets and a lower ratio of average interest-earning assets to average interest-bearing liabilities. Average interest-earning assets grew $54,394,000 or 16% in 2001 while the yield on average interest-earning assets declined 36 basis points. Average loans grew $53,776,000 in 2001 with a corresponding decrease in average yield of 45 basis points. The average rate on interest-bearing liabilities decreased 38 basis points. The average rate on interest-bearing liabilities improved in part due to the maturity of higher rate certificates of deposit, which were retained or replaced at a lower rate. The offering rates on most deposit products have been lowered in response to the reductions in the prime lending rate. Approximately $166,366,000 in certificates of deposit mature in 2002 and may provide an opportunity to lower the cost of funds further. Short-term borrowings and subordinated debt also repriced lower in 2001. Management expects the yield on average interest-earning assets and the rate on average interest-bearing liabilities to continue to trend downward in response to the rate cuts in 2001. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 116.12% in 2000 to 115.44% in 2001. The net interest margin decreased 7 basis points from 3.57% in 2000 to 3.50% in 2001. The net interest rate spread improved 2 basis points from 2.82% in 2000 to 2.84% in 2001.

     Net interest income, on a tax equivalent basis, increased $846,000 or 8% in 2000. This increase was primarily a function of asset growth rather than interest rate changes. Although interest rates rose in 1999 and in much of 2000, the net interest margin and net interest rate spread compressed by 33 and 43 basis points, respectively, in 2000. Both the average yield on interest-earning assets and the average rate on interest-bearing liabilities increased in 2000. However, the higher yield on average interest-earning assets was more than offset by the increase in the rate on average interest-bearing liabilities due in large part to the maturity/repricing characteristics of the bank's balance sheet and increased competition for loans and deposits. Average interest-earning assets grew $49,837,000 or 18% in 2000 with a corresponding increase in average yield of 23 basis points. Average loans grew $48,348,000 or 29% in 2000 with a corresponding increase in average yield of 13 basis points. Average interest-bearing liabilities grew $42,843,000 or 18% with a corresponding increase in average rate of 66 basis points. The increase in rate on average interest-bearing liabilities was due in part to the aggressive promotion of 9 and 23-month certificates of deposit and a personal cash management money market account.

     The following table presents certain key average balance sheet amounts and the corresponding earnings/expenses and rates.

         AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY



                                                                  2001
                                                  ----------------------------------
                                                    AVERAGE                 AVERAGE
                                                    BALANCE     INTEREST      RATE
                                                    -------     --------      ----
                                                         (Dollars in thousands)
Assets
   Interest-bearing deposits                      $   1,141     $      35     3.07%
   Federal funds sold                                10,535           368     3.49%
   Investment securities available for sale (1)
      Taxable                                        82,713         5,550     6.71%
      Tax-exempt (2)                                 19,295         1,474     7.64%
   Investment securities held to maturity             3,923           257     6.55%
                                                  ---------     ---------     ----
      Total investment securities                   105,931         7,281     6.87%
   Loans, net of unearned income (3) (4)            270,200        22,520     8.33%
                                                  ---------     ---------     ----
      Total interest-earning assets                 387,807        30,204     7.79%

   Cash and due from banks                            7,516
   Allowance for loan losses                         (3,342)
   Other assets (5)                                   9,794
                                                  ---------
Total assets                                      $ 401,775
                                                  =========


Liabilities, minority interest in subsidiary
      and shareholders' equity
   Interest checking                              $  31,180     $     809     2.59%
   Money market deposit accounts                     18,313           624     3.41%
   Savings accounts                                  43,936         1,294     2.95%
   Time deposits                                    202,819        12,093     5.96%
                                                  ---------     ---------     ----
      Total interest-bearing deposits               296,248        14,820     5.00%
   Short-term borrowings                             18,894           549     2.91%
   Long-term borrowings                              19,288         1,144     5.93%
                                                  ---------     ---------     ----
      Total borrowings                               38,182         1,693     4.43%
   Subordinated debt                                  1,505           112     7.44%
                                                  ---------     ---------     ----
      Total interest-bearing liabilities            335,935        16,625     4.95%

   Non-interest-bearing deposits                     26,561
   Other liabilities                                  8,057
   Capital securities                                10,000
   Shareholders' equity (6)                          21,222
                                                  ---------
Total liabilities, minority interest in
   subsidiary and shareholders' equity            $ 401,775
                                                  =========
Net interest income/rate spread                                 $  13,579     2.84%
                                                                =========     ====

Net interest margin (7)                                                       3.50%

Average interest-earning assets as a
   percentage of average
   interest-bearing liabilities                      115.44%



                                                               2000                                    1999
                                                  ---------------------------------- ------------------------------------
                                                    AVERAGE                 AVERAGE       AVERAGE                 AVERAGE
                                                    BALANCE    INTEREST       RATE        BALANCE    INTEREST       RATE
                                                    -------    --------       ----        -------    --------       ----
Assets                                                                  (Dollars in thousands)
   Interest-bearing deposits                    $       604    $      39     6.46%   $       394     $     18      4.57%
   Federal funds sold                                 7,246          460     6.35%         2,221          116      5.22%
   Investment securities available for sale (1)
      Taxable                                        84,546        5,924     7.01%        86,917        5,902      6.79%
      Tax-exempt (2)                                 17,858        1,340     7.50%        19,189        1,455      7.58%
   Investment securities held to maturity             6,735          432     6.41%         6,779          436      6.43%
                                                -----------    ---------     ----    -----------     --------      ----
      Total investment securities                   109,139        7,696     7.05%       112,885        7,793      6.90%
   Loans, net of unearned income (3) (4)            216,424       18,994     8.78%       168,076       14,542      8.65%
                                                -----------    ---------     ----    -----------     --------      ----
      Total interest-earning assets                 333,413       27,189     8.15%       283,576       22,469      7.92%

   Cash and due from banks                            5,850                                4,639
   Allowance for loan losses                         (2,781)                              (2,143)
   Other assets (5)                                   8,305                                6,953
                                                -----------                          -----------
Total assets                                    $   344,787                          $   293,025
                                                ===========                          ===========


Liabilities, minority interest in subsidiary
      and shareholders' equity
   Interest checking                            $    22,079    $     560     2.54%   $    18,365     $    473      2.58%
   Money market deposit accounts                      6,512          329     5.05%         1,446           37      2.56%
   Savings accounts                                  47,776        1,666     3.49%        55,138        1,888      3.42%
   Time deposits                                    171,065       10,299     6.02%       120,783        6,424      5.32%
                                                -----------    ---------     ----    -----------     --------      ----
      Total interest-bearing deposits               247,432       12,854     5.19%       195,732        8,822      4.51%
   Short-term borrowings                             38,193        2,311     6.05%        33,735        1,770      5.25%
   Long-term borrowings                                  --           --       --         13,315          722      5.42%
                                                -----------    ---------     ----    -----------     --------      ----
      Total borrowings                               38,193        2,311     6.05%        47,050        2,492      5.30%
   Subordinated debt                                  1,500          129     8.60%         1,500          106      7.07%
                                                -----------    ---------     ----    -----------     --------      ----
      Total interest-bearing liabilities            287,125       15,294     5.33%       244,282       11,420      4.67%

   Non-interest-bearing deposits                     23,640                               18,747
   Other liabilities                                  5,483                                4,340
   Capital securities                                10,000                               10,000
   Shareholders' equity (6)                          18,539                               15,656
                                                -----------                          -----------
Total liabilities, minority interest in
   subsidiary and shareholders' equity          $   344,787                          $   293,025
                                                ===========                          ===========

Net interest income/rate spread                                $  11,895     2.82%                   $ 11,049      3.25%
                                                               =========     ====                    ========      ====

Net interest margin (7)                                                      3.57%                                 3.90%

Average interest-earning assets as a
   percentage of average
   interest-bearing liabilities                      116.12%                              116.09%

--------------------------
(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.
(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax exempt yields were adjusted to a tax equivalent basis using a 34% rate.
(3) Includes non-accrual loans of $458,000, $106,000 and $585,000 on average in 2001, 2000 and 1999, respectively.
(4)  Includes tax-exempt loans of $1,733,000, $1,077,000 and $1,213,000 on average in 2001, 2000 and 1999, respectively. Tax exempt yields were adjusted to a tax equivalent basis using a 34% rate.
(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investment securities available for sale.
(6) Excludes the SFAS 115 valuation allowance on investment securities available for sale, net of tax.
(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

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

     Interest income foregone on non-accrual loans is presented as a change in rate.


             RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31,                    2001 VS. 2000                          2000 VS. 1999
--------------------------------          ----------------------------------     ----------------------------------
                                           VOLUME        RATE        TOTAL       VOLUME         RATE        TOTAL
                                           ------        ----        -----       ------         ----        -----
                                                                       (In thousands)
Interest Income:
   Federal funds sold                     $   162      $  (254)     $   (92)     $   314      $    30      $   344
   Interest-bearing deposits                   23          (27)          (4)          13            8           21
   Investment securities available for sale   (28)        (212)        (240)        (260)         167          (93)
   Investment securities held to maturity    (184)           9         (175)          (3)          (1)          (4)
   Loans                                    4,534       (1,008)       3,526        4,243          209        4,452
                                          -------      -------      -------      -------      -------      -------
Total interest income                       4,507       (1,492)       3,015        4,307          413        4,720

Interest expense:
   Interest checking                          236           13          249           94           (7)          87
   Money market accounts                      432         (137)         295          228           64          292
   Savings accounts                          (127)        (245)        (372)        (256)          34         (222)
   Time deposits                            1,894         (100)       1,794        2,942          933        3,875
   Short-term borrowings                     (869)        (893)      (1,762)         250          291          541
   Long-term borrowings                     1,144           --        1,144         (722)          --         (722)
   Subordinated debt                           --          (17)         (17)          --           23           23
                                          -------      -------      -------      -------      -------      -------
Total interest expense                      2,710       (1,379)       1,331        2,536        1,338        3,874
                                          -------      -------      -------      -------      -------      -------

Net interest income                       $ 1,797      $  (113)     $ 1,684      $ 1,771      $  (925)     $   846
                                          =======      =======      =======      =======      =======      =======


INTEREST INCOME

     Total interest income, on a tax equivalent basis, increased $3,015,000 or 11% in 2001 to $30,204,000. Higher average loan balances added $4,534,000 to interest income while lower average investment balances reduced interest income by $212,000 in 2001. The yield on interest-earning assets decreased 36 basis points to 7.79% as overall interest rates moved lower in 2001. The lower yield on average interest-earning assets reduced interest income by $1,492,000 in 2001.

INTEREST EXPENSE

     Total interest expense increased $1,331,000 or 9% in 2001 to $16,625,000. Higher average deposit balances and higher average borrowings added $2,435,000 and $275,000, respectively, to total interest expense. The rate on average interest-bearing liabilities decreased 38 basis points to 4.95% as overall interest rates moved lower in 2001. The lower rate on average interest-bearing liabilities reduced interest expense by $1,379,000 in 2001.

INTEREST RATE SENSITIVITY

     Premier is subject to the interest rate risk inherent in its lending, investing and financing activities. Fluctuations in interest rates will impact both the interest income/expense and market value of all interest-earning assets and interest-bearing liabilities, other than those with a short term to maturity.

     The primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on PBI's net interest income while creating an asset/liability structure that maximizes earnings. The Asset Liability Management Committee actively monitors and manages PBI's interest rate exposure using gap analysis and simulation models.

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

     A positive gap results when the amount of interest rate-sensitive assets exceeds interest rate-sensitive liabilities repricing within the relevant time period and, generally means that the institution will benefit during periods of rising interest rates. A negative gap results when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets repricing within the relevant time period and, generally means that the institution will benefit during periods of falling interest rates.

     Gap and interest rate simulation analyses require assumptions about certain categories of assets and liabilities. For purposes of these analyses, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments. Savings accounts, including passbook, statement savings, money market, and interest checking accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.

     PBI's gap analysis at December 31, 2001 is as follows.


                           INTEREST RATE SENSITIVITY

                                            WITHIN       4 TO 6      7 MONTHS       1 TO 3        3 TO 5        AFTER
DECEMBER 31, 2001                          3 MONTHS      MONTHS      TO 1 YEAR       YEARS         YEARS       5 YEARS       TOTAL
-----------------                          --------      ------      ---------       -----         -----       -------       -----
                                                                 (Dollars in thousands)
Assets
   Federal funds sold                     $  14,137    $      --     $      --     $      --     $      --    $      --    $  14,137
   Interest-bearing deposits                  1,084           --            --            --            --           --        1,084
   Investment securities                     19,734        2,278         4,398         9,762         4,941       57,238       98,351
   Loans, net of deferred fees               67,774       11,973        20,563       101,088       103,770        9,525      314,693
                                          ---------    ---------     ---------     ---------     ---------    ---------    ---------
Total interest rate-sensitive assets      $ 102,729    $  14,251     $  24,961     $ 110,850     $ 108,711    $  66,763    $ 428,265
                                          =========    =========     =========     =========     =========    =========    =========
Total cumulative assets                   $ 102,729    $ 116,980     $ 141,941     $ 252,791     $ 361,502    $ 428,265
                                          =========    =========     =========     =========     =========    =========



Liabilities
   Interest checking, money market
     and savings accounts                 $   4,796    $   3,596     $   7,193     $  71,925    $   23,976    $   8,396    $ 119,882
   Time deposits                             65,030       64,580        36,755        27,517        14,125           50      208,057
   Short-term borrowings                     19,605           --            --            --            --           --       19,605
   Long-term borrowings                          --           --            --            --            --       30,000       30,000
   Subordinated debt                          3,500           --            --            --            --           --        3,500
                                          ---------    ---------     ---------     ---------     ---------    ---------    ---------
Total interest rate-sensitive liabilities $  92,931    $  68,176     $  43,948     $  99,442     $  38,101    $  38,446    $ 381,044
                                          =========    =========     =========     =========     =========    =========    =========
Total cumulative liabilities              $  92,931    $ 161,107     $ 205,055     $ 304,497     $ 342,598    $ 381,044
                                          =========    =========     =========     =========     =========    =========

Gap during period                         $   9,798    $ (53,925)    $ (18,987)    $  11,408     $  70,610    $  28,317    $  47,221
                                          =========    =========     =========     =========     =========    =========    =========
Cumulative gap                            $   9,798    $ (44,127)    $ (63,114)    $ (51,706)    $  18,904    $  47,221
                                          =========    =========     =========     =========     =========    =========
Cumulative gap as a percentage of:
Interest-earning assets                        2.29%      (10.30%)      (14.74%)      (12.07%)       4.41%        11.03%
Total assets                                   2.17%       (9.79%)      (14.01%)      (11.48%)       4.20%        10.48%



     As depicted above, more liabilities than assets reprice within the three-year time interval, resulting in a cumulative negative gap for that time frame.

     PBI uses computer-based simulation models to assess the impact of changes in interest rates on its net interest income. These models are acquired software programs which management loads with its various business plan assumptions including: growth, asset and liability yields, deposit sensitivity, and the size, composition, maturity and repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely scenario given the current interest rate and business environment.

     Actual results may differ from simulated results due to various factors including: time, magnitude and frequency of interest rate changes, the relationship or spread between various interest rates, loan pricing and deposit sensitivity, asset/liability strategies, and competition.

                         NON-INTEREST INCOME COMPARISON

                                                                     CHANGE
                                                              ------------------
FOR THE YEARS ENDED DECEMBER 31,           2001       2000      AMOUNT       %
--------------------------------           ----       ----      ------      ---
                                                   (Dollars in thousands)

Service charges and other fees            $  546     $  287     $  259       90%
Gain on sale of investment securities
   available for sale                         13          3         10      333%
Loss on sale of other real estate owned      (17)        --        (17)     ---
Gain on sale of loans held for sale           52         29         23       79%
                                          ------     ------     ------      ---
   Total non-interest income              $  594     $  319     $  275       86%
                                          ======     ======     ======      ===

     Non-interest income increased $275,000 during 2001 to $594,000. This increase is primarily due to $137,000 in fees from sales of title insurance policies and $50,000 in fees related to one loan pay-off. In addition, fees from ATM/debit card transactions increased $50,000 due to an increase in the number of cardholders and ATM locations. Gains on sales of loans held for sale were $23,000 higher in 2001 due to an increase in loan originations and sales as a result of lower interest rates.


                         NON-INTEREST EXPENSE COMPARISON
                                                                          CHANGE
                                                                     ---------------
FOR THE YEARS ENDED DECEMBER 31,               2001       2000       AMOUNT       %
--------------------------------               ----       ----       ------      ---
                                                        (Dollars in thousands)
Salaries and employee benefits              $  4,337   $  3,873     $  464        12%
Occupancy costs                                  767        641        126        20%
Data processing                                  973        841        132        16%
Professional services                            323        377        (54)      (14%)
Marketing                                        424        484        (60)      (12%)
Minority interest in expense of subsidiary       873        873         --        --
Other                                          1,708      1,365        343        25%
                                            --------   --------     ------        --
   Total non-interest expense               $  9,405   $  8,454     $  951        11%
                                            ========   ========     ======        ==


     Non-interest expense increased $951,000 during 2001 to $9,405,000. Overhead expenses in 2000 included one time charges of $115,000 related to two discontinued Internet initiatives and $68,000 for the write-off of improvements to a proposed branch site in Bensalem, which was relocated. Excluding these one-time charges, overhead increased $1,134,000 or 14% in 2001 principally due to the continued growth of the bank, which included the opening of two new branches in October 2000. Salaries and employee benefits grew $464,000 or 12% in 2001 due to an increase in the number of employees and salary adjustments. The number of full-time equivalent employees increased from 75 at December 31, 2000 to 81 at December 31, 2001. Occupancy costs grew $126,000 in 2001 primarily due to the additional rent, maintenance and utility costs for new branches. Data processing costs increased $132,000 principally due to the growth of the institution and variable costs associated with item processing and account volumes. Professional and marketing expenses were lower in 2001 due in part to the one-time charges in 2000. Other expenses consist primarily of furniture and equipment expense, loan expenses, employee travel and entertainment, stationery/supplies, postage, Pennsylvania shares tax expense and Board of Director fees. Other expenses in 2000 included $68,000 for the write-off of land improvements related to a branch that was relocated. Exclusive of this one-time charge, other expenses increased $411,000 or 32% in 2001 due principally to the growth of the institution and increases in loan collection costs, other real estate owned expenses, and Pennsylvania shares tax. Other expenses in 2001 included $158,000 in fair market value adjustments on derivatives related to the IPCD product. This adjustment was due to falling interest rates in 2001 and will reverse in future periods as IPCD's approach maturity or if interest rates increase in the future.

PROVISION FOR LOAN LOSSES

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that management deems adequate to provide for known and inherent losses. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, and composition of loan types within the portfolio. Net charge-offs were $33,000 in 2001 and $7,000 in 2000. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, charge-off and non-performing trends may not be indicative of future performance.

     The provision for loan losses increased from $528,000 in 2000 to $818,000 in 2001. This increase is primarily due to a higher rate of loan growth in 2001 compared to 2000. Total gross loans grew $76,621,000 or 32% in 2001 compared to $40,221,000 or 20% in 2000. The allowance for loan losses was $3,817,000 at December 31, 2001, a 26% increase from the level reported at December 31, 2000. The loan loss allowance as a percentage of total loans was 1.21% at December 31, 2001 versus 1.27% at December 31, 2000.

INCOME TAXES

     PBI recorded an $863,000 tax provision representing an effective tax rate of 25.4% for the year ended December 31, 2001 compared to a $675,000 tax provision and 24.7% effective tax rate for 2000. The effective tax rate was higher in 2001 principally due to a lower ratio of tax-exempt interest to total pre-tax income.

FINANCIAL CONDITION

     Consolidated assets grew $95,368,000 or 27% during the year to $450,569,000 at December 31, 2001. Total loans grew $76,621,000 or 32% while total investments, exclusive of the SFAS 115 valuation allowance, decreased $2,675,000 or 3% during 2001. Premier funded its asset growth with a $54,989,000 or 18% increase in deposits and a $35,201,000 or 244% increase in borrowings. Shareholders' equity grew $3,154,000 or 19% to $19,609,000 at December 31, 2001. This increase was attributable to $2,534,000 in earnings, $338,000 in stock option exercises and a $282,000 increase in the estimated fair value of investment securities available for sale, net of tax.

INVESTMENT SECURITIES

     Investment policies and applicable legal restrictions dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making specific investment purchases within these standards. The carrying value of investment securities at December 31, 2001 totaled $98,351,000 or 22% of total assets. At December 31, 2001 approximately 44% of the investment portfolio was comprised of mortgage-backed securities which amortize and provide monthly cash flow to reinvest. Corporate bonds and municipal bonds comprised 33% and 20% of the investment portfolio, respectively. Approximately 82% of the investment portfolio were fixed rate.

     PBI buys and sells investment securities from time to time depending on market conditions, business trends, liquidity and capital levels. Investment purchases provide a way to add assets quickly and generate additional earnings. While PBI's ultimate goal is loan growth, the development of a quality loan portfolio requires significant time. The bank generally earns a positive interest spread by assuming interest rate risk and using deposits/borrowings to purchase securities with longer maturities.

     PBI classifies investment securities at the time of purchase by one of three categories: trading, available for sale (AFS) or, held to maturity (HTM). To date, PBI has not purchased any securities for trading purposes. PBI classifies most of its securities as AFS even though it has no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. AFS securities are marked to market in the Consolidated Statements of Financial Condition with an adjustment to equity, net of tax, and presented in the caption "Accumulated other comprehensive income (loss)."

     At December 31, 2001 the AFS portfolio had an estimated unrealized loss of $4,548,000, before tax, and an equity adjustment of $3,001,000, net of tax. This is a $282,000 or 9% improvement in the estimated fair value of AFS securities, net of tax, compared to prior year-end. The majority of the unrealized losses on AFS securities at December 31, 2001 related to corporate bonds.

     At December 31, 2001 corporate bonds were $32,322,000 or 33% of the total investment portfolio. Approximately 70% of corporate bonds are fixed rate and 30% are variable rate. Following the issuance of PBI's $10,000,000 of capital securities in August 1998, management began investing in similar type securities issued by other banking companies. These investments are classified as corporate bonds. The corporate bond portfolio experienced an unrealized loss in value beyond that caused by interest rate changes alone as the market deeply discounted these securities due to perceived credit risk in response to certain world events. Management believes that the market valuations of certain corporate bonds were discounted further because they were issued by non-rated or below investment grade rated companies. The carrying value of non-rated or below investment grade rated corporate bonds was $18,303,000 at December 31, 2001. The unrealized loss on corporate bonds, before tax, was $3,862,000 at December 31, 2001.

     Management evaluated the credit quality of corporate bond issuers prior to purchasing these securities and monitors them on an ongoing basis. Management believes that the credit quality of the corporate bond portfolio is sound and that the company will ultimately be repaid. Therefore, the unrealized loss in the market value of corporate bonds is viewed as temporary. If, at some future date, management believes that the recovery of the unrealized loss on corporate bonds is not probable and other than temporary, PBI will recognize the loss through earnings which will reduce regulatory capital.

     The bank classified corporate bonds as "available for sale" allowing management the flexibility to sell them and adjust the portfolio as future conditions change. During 2001, interest rates declined and the market values of most fixed income securities improved. The corporate bonds have not yet experienced a significant improvement in market value as credit spreads for these issues are much larger today than when the securities were purchased.

     The following corporate bonds available for sale represent those issuers with an aggregate amortized cost exceeding 10% of shareholders' equity at December 31, 2001.

                                                         DECEMBER 31, 2001
                                                    ----------------------------
                                                    AMORTIZED       ESTIMATED
                          ISSUER                      COST          FAIR VALUE
                          ------                      ----          ----------
                                                         (In thousands)
Bank of America Corporation                         $  1,982         $  1,803
First Citizens Bancorporation of South Carolina        2,024            1,700
JP Morgan Chase and Company                            1,965            1,775
Manufacturers and Traders Trust Company                2,133            2,110
North Fork Bancorporation                              3,071            2,770
Patriot Bank Corporation                               2,231            1,930

     The composition and maturity of PBI's investment portfolio is as follows.

                                                                   DECEMBER 31, 2001
                                         ------------------------------------------------------------------
                                              HELD TO MATURITY                       AVAILABLE FOR SALE
                                         AMORTIZED            ESTIMATED           AMORTIZED      ESTIMATED
                                            COST              FAIR VALUE            COST         FAIR VALUE
                                            ----              ----------            ----         ----------
                                                              (In thousands)
Mortgage-backed securities                $     --            $     --            $ 43,286        $ 43,365
Municipal securities                            --                  --              20,796          20,031
Equity securities                               --                  --               2,023           2,023
Corporate bonds                                 --                  --              36,184          32,322
Other debt securities                          500                 500                 110             110
                                          --------            --------            --------        --------
   Total                                  $    500            $    500            $102,399        $ 97,851
                                          ========            ========            ========        ========



                                                                   DECEMBER 31, 2000
                                         ------------------------------------------------------------------
                                              HELD TO MATURITY                       AVAILABLE FOR SALE
                                         AMORTIZED            ESTIMATED           AMORTIZED      ESTIMATED
                                            COST              FAIR VALUE            COST         FAIR VALUE
                                            ----              ----------            ----         ----------
                                                              (In thousands)
U.S. government agency obligations        $  4,997            $  4,888            $  4,344        $ 4,363
Mortgage-backed securities                     529                 524              45,764         45,142
Municipal securities                            --                  --              17,856         17,292
Equity securities                               --                  --               1,933          1,933
Corporate bonds                                 --                  --              29,536         25,728
Other debt securities                          500                 500                 115            115
                                          --------            --------            --------        -------
   Total                                  $  6,026            $  5,912            $ 99,548        $94,573
                                          ========            ========            ========        =======

                                                                   DECEMBER 31, 1999
                                         ------------------------------------------------------------------
                                              HELD TO MATURITY                       AVAILABLE FOR SALE
                                         AMORTIZED            ESTIMATED           AMORTIZED      ESTIMATED
                                            COST              FAIR VALUE            COST         FAIR VALUE
                                            ----              ----------            ----         ----------
                                                              (In thousands)
U.S. government agency obligations        $  4,997            $  4,976            $  5,000        $  4,998
Mortgage-backed securities                   1,384               1,366              50,010          47,250
Municipal securities                            --                  --              17,860          15,802
Equity securities                               --                  --               1,883           1,883
Corporate bonds                                 --                  --              29,618          27,028
Other debt securities                           --
                                               500                 500                 115             115
                                          --------            --------            --------        --------
   Total                                  $  6,881            $  6,842            $104,486        $ 97,076
                                          ========            ========            ========        ========


                                INVESTMENT SECURITIES MATURITIES AND WEIGHTED AVERAGE YIELDS

                                                  UNDER             1-5             5-10          OVER 10
DECEMBER 31, 2001                                 1 YEAR           YEARS            YEARS          YEARS            TOTAL
-----------------                                 ------           -----            -----          -----            -----
                                                                      (Dollars in thousands)
INVESTMENT SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities:
   Amortized cost                               $  9,621        $   16,474        $  5,923       $   11,268        $ 43,286
   Weighted average yield                           6.23%             6.11%           5.94%            6.08%           6.11%
Municipal securities
   Amortized cost                                     --                --              --           20,796          20,796
   Weighted average yield (1)                         --                --              --             7.61%           7.61%
Equity securities:
   Amortized cost                                     --                --              --            2,023           2,023
   Weighted average yield                             --                --              --             5.68%           5.68%
Corporate Bonds
   Amortized cost                                     --                --              --           36,184          36,184
   Weighted average yield                             --                --              --             6.61%           6.61%
Other debt securities:
   Amortized cost                                     --               110              --               --             110
   Weighted average yield                             --              7.09%             --               --            7.09%
                                                --------        ----------        --------       ----------        --------
TOTAL AMORTIZED COST                            $  9,621        $   16,584        $  5,923       $   70,271        $102,399
                                                ========        ==========        ========       ==========        ========
TOTAL FAIR VALUE                                $  9,639        $   16,614        $  5,934       $   65,664        $ 97,851
                                                ========        ==========        ========       ==========        ========
WEIGHTED AVERAGE YIELD                              6.23%             6.12%           5.94%            6.79%           6.58%


INVESTMENT SECURITIES HELD TO MATURITY
Other debt securities:
   Amortized cost                               $     --        $       --        $    500       $       --        $    500
   Weighted average yield                             --                --            5.88%              --            5.88%
                                                --------        ----------        --------       ----------        --------
TOTAL AMORTIZED COST                            $     --        $       --        $    500       $       --        $    500
                                                ========        ==========        ========       ==========        ========
                                                      --                --            5.88%              --            5.88%
WEIGHTED AVERAGE YIELD


-----------------
(1) Tax exempt yields on municipal securities were adjusted to a tax equivalent basis using a 34% tax rate.

LOANS HELD FOR SALE

     Premier uses an outside company to originate and sell residential mortgages on its behalf. At December 31, 2001, loans held for sale totaled $127,000 compared to no loans held for sale at December 31, 2000.

     The bank sold $8,575,000 and $4,727,000 of residential mortgages in 2001 and 2000, respectively. Residential mortgage originations and sales were higher in 2001 due in part to lower interest rates.

LOANS

     Gross loans increased $76,621,000 to $316,066,000 at December 31, 2001. The majority of the loan portfolio is collateralized, at least in part, by real estate in the greater Delaware and Lehigh Valleys of Pennsylvania and New Jersey. Real estate values are subject to risks associated with the general local economy. Loans secured by commercial properties increased $46,737,000 or 29% during 2001.

     Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. PBI manages credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. PBI manages interest rate risk using various asset/liability modeling techniques and analyses. Most loans are adjustable rate that reset in intervals of five years or less. When possible, the bank also originates variable rate loans.

     Premier's commercial lending activity is focused on small and medium-sized businesses and professionals within the local community.


                                                    LOAN PORTFOLIO

DECEMBER 31,                     2001             2000            1999             1998             1997
-------------                    ----             ----            ----             ----             ----
                                                            (In thousands)
Real estate-farmland          $    214         $    230         $     --         $     --         $    500
Real estate-construction        15,911            4,395            3,850            2,161            1,188
Real estate-residential         30,188           25,401           30,330           30,770           22,966
Real estate-multi-family        15,011           13,667            9,738            5,135            1,949
Real estate-commercial         208,412          161,675          127,885           86,008           72,372
Commercial                      45,238           32,295           25,260           14,434            9,084
Consumer                         1,092            1,782            2,161            1,840              798
                              --------         --------         --------         --------         --------
Total                         $316,066         $239,445         $199,224         $140,348         $108,857
                              ========         ========         ========         ========         ========


                                      LOAN MATURITIES AND INTEREST SENSITIVITY

                                   UNDER                1-5                OVER
DECEMBER 31, 2001                 1 YEAR               YEARS              5 YEARS             TOTAL
-----------------                 ------               -----              -------             -----
                                                            (In thousands)
Real estate-farmland           $       19          $      195            $     --          $      214
Real estate-construction           13,989               1,922                  --              15,911
Real estate-residential            15,090              14,777                 321              30,188
Real estate-multi-family            2,215              12,215                 581              15,011
Real estate-commercial             43,477             159,003               5,932             208,412
Commercial                         25,704              16,800               2,734              45,238
Consumer                              254                 838                  --               1,092
                               ----------          ----------            --------          ----------
                               $  100,748          $  205,750            $  9,568          $  316,066
Total                          ==========          ==========            ========          ==========

     The following shows, at December 31, 2001, the amount of loans due after one year that have fixed, adjustable or variable interest rates:

Loans with fixed or predetermined interest rates     $  26,385,000
Loans with adjustable or variable interest rates     $ 188,933,000

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses reflects management's best estimate of losses, both known and inherent, in the existing loan portfolio. Management's judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. The provision for loan losses charged to operating expenses represents the amount necessary to maintain an appropriate allowance. Loan losses are charged directly against the allowance for loan losses when loans are deemed to be uncollectible. Recoveries on previously charged-off loans are added to the allowance when received.

     Estimates are used to determine the allowance for loan losses. A variety of factors are considered in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating and other factors previously described. Borrower risk ratings are determined by loan officers at the inception of each loan and are subject to on-going analysis and update by an independent loan reviewer. Homogeneous loans comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate.

     Because the bank is less than ten years old with a limited history of loan losses, management also uses peer group analysis to gauge the overall reasonableness of loan loss reserves. While management calculates the allowance based on specific loans or loan categories, it considers the total allowance available for losses in the entire loan portfolio. Changes in economic conditions and the financial condition of borrowers can occur quickly, and as a result, impact management's estimates.

     In 2001, a weak economy prompted the Federal Reserve to cut interest rates eleven times for a total of 4.75%. Unemployment rates generally rose while corporate profits and consumer confidence declined. In addition, the events of September 11, 2001 placed additional stress on the economy. Management adjusted the loan scoring system in 2001 to reflect these current economic conditions and trends in risk ratings over the past several years. As a result, there are no unallocated loan loss reserves at December 31, 2001.

     PBI maintained an unallocated loan loss reserve in 2000 based on a shift in risk ratings following the hiring of an independent loan reviewer in the second quarter of 1999. This unallocated reserve was based on the assumption that additional risk factors would be identified and further changes to risk ratings would be made as this independent review process was consistently applied to the entire commercial loan portfolio over an extended period of time.

     Regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment and information available to them at the time of examination.

     Management considers the allowance for loan losses to be appropriate. To comply with industry reporting requirements, management allocated the allowance for loan losses by loan types at each year-end in the table below. Management does not intend to imply that actual future charge-offs will necessarily follow this allocation or that any portion of the allowance is restricted.


                                                        ALLOWANCE FOR LOAN LOSS ALLOCATION


  DECEMBER 31,                     2001                 2000                  1999                 1998               1997
  ------------              -------------------   ------------------    ------------------   ------------------  ------------------
                                       % LOANS             % LOANS                % LOANS              % LOANS            % LOANS
                                       TO TOTAL            TO TOTAL               TO TOTAL             TO TOTAL           TO TOTAL
                             AMOUNT     LOANS     AMOUNT     LOANS      AMOUNT     LOANS     AMOUNT     LOANS    AMOUNT     LOANS
                            --------   --------   -------  ---------   --------   --------   -------   --------  ------   ---------
                                                                   (Dollars in thousands)
Balance at end of period
  applicable to:
Real estate-farmland         $    2     0.07%    $     2      0.10%    $    --       --     $    --       --    $     5     0.46%
Real estate-construction        115     5.03%         30      1.83%         37     1.93%         20     1.54%        37     1.09%
Real estate-residential         266     9.55%        236     10.61%        428    15.22%        403    21.92%       272    21.10%
Real estate-multi-family        103     4.75%         76      5.71%        110     4.89%        125     3.66%        19     1.79%
Real estate-commercial        2,338    65.94%      1,419     67.52%      1,436    64.19%        999    61.28%       875    66.48%
Commercial                      982    14.31%        662     13.49%        481    12.69%        239    10.29%       142     8.35%
Consumer installment             11     0.35%         14      0.74%         19     1.08%         19     1.31%        10     0.73%
Unallocated                      --       --         593        --          --       --          --       --         --       --
                             ------   ------     -------    ------     -------   ------     -------   ------    --------  ------
Total                        $3,817   100.00%    $ 3,032    100.00%    $ 2,511   100.00%    $ 1,805   100.00%   $ 1,360   100.00%
                             ======   ======     =======    ======     =======   ======     =======   ======    =======   ======

     Changes in the allowance for loan losses during the last five years are as follows.

                                                     ALLOWANCE FOR LOAN LOSSES

FOR THE YEAR ENDED DECEMBER 31,         2001              2000             1999             1998             1997
--------------------------------        ----              ----             ----             ----             ----
                                                         (Dollars in thousands)
Balance, January 1                    $   3,032        $   2,511        $   1,805        $   1,360         $    961
Charge-offs:
   Real estate-residential                   --                6               --               60               --
   Real estate-commercial                    29               --               --               --               --
   Commercial                                 4                1                2               --               --
   Consumer                                  --               --               11                8                1
                                      ---------        ---------        ---------        ---------         --------
Total charge-offs                            33                7               13               68                1

Recoveries:
   Consumer installment                      --               --               --                8               --
                                      ---------        ---------        ---------        ---------         --------
Total recoveries                             --               --               --                8               --


Net charge-offs                              33                7               13               60                1
Provision for loan losses                   818              528              719              505              400
                                      ---------        ---------        ---------        ---------         --------
Balance, December 31                  $   3,817        $   3,032        $   2,511        $   1,805         $  1,360
                                      =========        =========        =========        =========         ========

Total gross loans:
   Average                            $ 271,318        $ 217,128        $ 168,363        $ 122,526         $ 95,404
   Year-end                             316,066          239,445          199,224          140,348          108,857

Ratios:
Net charge-offs to:
   Average loans                           0.01%              --             0.01%            0.05%              --
   Loans at year-end                       0.01%              --             0.01%            0.04%              --
   Allowance for loan losses               0.86%            0.23%            0.52%            3.32%            0.04%
   Provision for loan losses               4.03%            1.33%            1.81%           11.88%            0.13%

Allowance for loan losses to:
   Total gross loans at year-end           1.21%            1.27%            1.26%            1.29%            1.25%
   Non-performing loans                  142.05%             N/M          1307.81%          106.74%          209.64%

------------------
N/M stands for "not meaningful." There were no non-performing loans at December 31, 2000.

                                       26


                                                             NON-PERFORMING ASSETS

DECEMBER 31,                                                          2001        2000        1999          1998         1997
------------                                                          ----        ----        ----          ----         ----
                                                                                       (Dollars in thousands)
Loans past due 90 days or more and accruing
   Real estate-construction                                         $    --     $    --     $     --      $    --       $   --
   Real estate-residential                                               --          --           55          605          146
   Commercial                                                            --          --            1            6           --
   Consumer                                                              --          --           --           --            5
                                                                    -------     -------     --------      -------       -------
      Total loans past due 90 days or more and accruing                  --          --           56          611          151
Loans accounted for on a non-accrual basis
   Real estate-construction                                              --          --           --           --           --
   Real estate-residential                                               --          --          136           25          299
   Real estate-multi-family                                              --          --           --          890           --
   Real estate-commercial                                             2,201          --           --          165          192
   Commercial                                                           486
   Consumer                                                              --          --           --           --            7
                                                                    -------     -------     --------      -------       -------
      Total non-accrual loans                                         2,687          --          136        1,080          498
Other real estate owned                                                 475         252           --          200          638
                                                                    -------     -------     --------      -------       -------
Total non-performing assets                                         $ 3,162     $   252     $    192      $ 1,891       $ 1,287
                                                                    =======     =======     ========      =======       =======
Ratio of non-performing loans to total loans                           0.85%        N/M         0.10%        1.20%         0.60%
Ratio of non-performing assets to total assets                         0.70%       0.07%        0.06%        0.76%         0.67%
------------------
N/M stands for "not meaningful". There were no non-performing loans at December 31, 2000.


     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. Non-performing assets represented 0.70% of total assets at December 31, 2001 compared to 0.07% at December 31, 2000.

     Non-accrual loans are those where the accrual of interest has stopped. Non-consumer loans are placed on non-accrual status immediately if management believes that collection is doubtful or when principal or interest is past due 90 days or more. Management does not automatically place consumer loans on non-accrual status when principal or interest payments are 90 days past due. Instead, most consumer loans are charged-off when deemed uncollectible or after reaching 120 days past due. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. The bank records subsequent cash receipts as either a reduction of the outstanding principal or as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. At December 31, 2001, three unrelated borrowers with loan balances of $2,687,000 in the aggregate were classified as non-accrual. In November 2001 one borrower was defunct and placed on non-accrual. Loans to this borrower totaled $2,330,000 of which $1,869,000 is secured by real estate. There were no non-accruing loans at December 31, 2000. The bank recognized $51,000 in interest income on non-accrual loans in 2001. Total interest income that would have been recognized on non-accrual loans in 2001 was $94,000.

     Potential problem loans are those loans that management believes require increased supervision and review and may, depending on the economic environment and other factors, become non-performing assets in future periods. Potential problem loans totaled $2,356,000 and $3,666,000 at December 31, 2001 and 2000, respectively. Most of these loans are secured by real estate.

OTHER REAL ESTATE OWNED

     Other real estate owned totaled $475,000 at December 31, 2001 and consisted of one commercial property. This property was transferred into other real estate owned in August 2001. Other real estate owned at December 31, 2000 in the amount of $252,000 was sold in May 2001 for a loss of $17,000.

PREMISES AND EQUIPMENT

     Premises and equipment decreased $255,000 during 2001 to $4,598,000. This decrease represents the amount of depreciation in excess of capital expenditures.

DEFERRED TAXES

     Deferred taxes increased $184,000 during 2001 to $2,887,000. This increase relates primarily to the provision for loan losses, which was offset in part by a $145,000 decrease in deferred taxes related to the change in the estimated fair value of investment securities available for sale.

DEPOSITS

     Premier Bank, a traditional community-based bank, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and a stable and experienced staff. Core deposits, which exclude time deposits greater than $100,000, grew $44,411,000 or 17% during 2001 to $304,280,000. Most of this growth was due to the promotion of Golden Checking accounts, which increased $31,895,000 in 2001. There was a significant shift in deposit mix as a result of this promotion. However, deposit balances are still concentrated in time deposits. Total time deposits at December 31, 2001 were $208,057,000 or 58% of total deposits, of which $41,691,000 mature after one year.

     Total deposits increased $54,989,000 or 18% during 2001 to $358,282,000. Golden checking accounts and time deposits increased $31,895,000 and $14,321,000, respectively. Much of the growth in time deposits was due to the new Index Powered SM Certificate of Deposit (IPCD) product described below. Total average deposits increased $51,737,000 or 19% in 2001 and $56,593,000 or 26% in 2000. Non-interest-bearing deposits are an important source of funds for a bank because they lower overall deposit costs. These accounts increased $2,921,000 or 12% on average during 2001 to $26,561,000. The interest rates offered on most deposit products were lowered in 2001 in response to overall market conditions. Management expects the certificate of deposit portfolio to reprice lower in 2002 as higher rate accounts mature.

     The growth of mutual funds over the past decade has made it increasingly difficult for financial institutions to attract deposits. The continued flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans, as well as a generally strong economy, have, until recently, fueled high returns for these investments, and in particular, certain equity funds. These returns perpetuated the flow of additional investment dollars into mutual funds and other products not traditionally offered by banks. In addition, insurance companies recently have become more significant competitors for deposits through their thrift subsidiaries.

     Premier plans to continue to grow deposits through promotions, business development programs, maturation of existing branches and branch expansion. In October 2000, Premier opened its sixth and seventh Pennsylvania branches in Montgomeryville and Bensalem, respectively. The bank also opened a limited service branch at Heritage Towers in Doylestown, Pennsylvania in July 2000. In addition, Premier introduced the IPCD product in the first quarter 2001. The IPCD product contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500[registered] Index. This deposit product is unique in that the customer may receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured by the FDIC to the extent provided by law. As of December 31, 2001, the bank generated $10,905,000 in IPCD deposits with an initial term of five years. Approximately $8,775,000 of IPCD balances at December 31, 2001 are from institutional depositors. These depositors generally require Premier to obtain letters of credit guaranteeing the principal amounts of IPCD's in excess of FDIC insured levels. As of December 31, 2001, Premier obtained $7,100,000 in letters of credit from the FHLB for this purpose. The amount of IPCD product, net of embedded derivatives, included in total deposits in the Consolidated Statement of Financial Condition at December 31, 2001 was $8,976,000. See the section entitled "Derivative Financial Instruments."


                                          AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

FOR THE YEARS ENDED DECEMBER 31,             2001                     2000                      1999
--------------------------------   ----------------------   ------------------------   ---------------------
                                     BALANCE       RATE       BALANCE         RATE       BALANCE      RATE
                                     -------       ----       -------         ----       -------      ----
                                                             (Dollars in thousands)
Non-interest-bearing deposits       $  26,561        --      $  23,640         --       $  18,747       --
Interest checking                      31,180      2.59%        22,079       2.54%         18,365     2.58%
Money market deposit accounts          18,313      3.41%         6,512       5.05%          1,446     2.56%
Savings accounts                       43,936      2.95%        47,776       3.49%         55,138     3.42%
Time deposits                         202,819      5.96%       171,065       6.02%        120,783     5.32%
                                    ---------      ----      ---------       -----      ---------     ----
Total                               $ 322,809      4.59%     $ 271,072       4.74%      $ 214,479     4.11%
                                    =========      ====      =========       =====      =========     ====


                  MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

DECEMBER 31,                                   2001
------------                                   ----
                                          (In thousands)
Three months or less                       $  16,710
Over three through six months                 13,237
Over six through twelve months                10,032
Over twelve months                            14,023
                                           ---------
Total                                      $  54,002
                                           =========


SHORT-TERM BORROWINGS

     Short-term borrowings, which generally consist of customer repurchase agreements and overnight federal funds purchased, fluctuate daily depending on the bank's liquidity needs. Under customer repurchase agreements, deposit customers agree to lend excess demand deposit balances to the bank overnight at the rate of federal funds less 100 basis points. These overnight borrowings from customers are collateralized by certain investment securities. Overnight federal funds are purchased through a correspondent bank.

     At December 31, 2001, short-term borrowings were comprised entirely of overnight borrowings from customers. At December 31, 2000 short-term borrowings included $785,000 in overnight federal funds purchased and $13,619,000 in overnight borrowings from customers.

                                                        MAXIMUM                   WEIGHTED
                                                        AMOUNT        AVERAGE     AVERAGE
                              TOTAL                   OUTSTANDING     AMOUNT      INTEREST
                             BALANCE     WEIGHTED    AT MONTH END   OUTSTANDING     RATE
                             END OF      AVERAGE      DURING THE    DURING THE   DURING THE
                             PERIOD       RATE          PERIOD        PERIOD       PERIOD
                             ------       ----          ------        ------       ------
                                                (Dollars in thousands)
DECEMBER 31, 2001
-----------------
Short-term borrowings       $ 19,605      0.75%        $ 25,692      $ 18,894       2.91%


DECEMBER 31, 2000
-----------------
Short-term borrowings       $ 14,404      5.59%        $ 58,807      $ 38,193       6.05%


OTHER LIABILITIES

     Other liabilities decreased $403,000 during 2001 to $5,019,000. The majority of this decrease relates to the settlement of a $2,000,000 investment purchase, which was accrued at December 31, 2000. In addition, accrued expenses and other operating accounts used in the normal course of business decreased $1,132,000 in the aggregate. These decreases were offset by the recording of $2,055,000 in derivatives related to the IPCD product and a $674,000 increase in federal income taxes payable due to higher taxable income in 2001.

CAPITAL

     Capital Requirements

     A strong capital position is fundamental to support PBI's continued growth. In addition, PBI is subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier 1 capital (shareholders' equity plus the allowable portion of the minority interest in equity of subsidiaries, minus unrealized gains or plus unrealized losses on available for sale securities, and minus certain intangible assets), Tier 2 capital (which includes a portion of the allowance for loan losses, minority interest in equity of subsidiaries and subordinated debt), and total capital (Tier 1 plus Tier 2). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet financial instruments, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier 1 leverage ratio standards, which measure the ratio of Tier 1 capital to total assets.

     At December 31, 2001, management believes that PBI and the bank are "well capitalized" and in compliance with all regulatory capital requirements.

     Premier Bancorp, Inc.'s capital components are depicted in the following table.


                               CAPITAL COMPONENTS

DECEMBER 31,                                                             2001       2000
-------------                                                            ----       ----
                                                                         (In thousands)
Tier 1
Shareholders' equity                                                  $ 19,609    $ 16,455
Allowable portion of minority interest in equity of subsidiary           7,537       6,580
Net unrealized losses on investment securities available for sale        3,001       3,283
                                                                      --------    --------
Total Tier 1 capital                                                  $ 30,147    $ 26,318
                                                                      ========    ========

Tier 2
Allowable portion of minority interest in equity of subsidiary        $  2,463    $  3,420
Allowable portion of the allowance for loan losses                       3,817       3,032
Allowable portion of subordinated debt                                   3,500       1,500
                                                                      --------    --------
Total Tier 2 capital                                                  $  9,780    $  7,952
                                                                      ========    ========

Total capital                                                         $ 39,927    $ 34,270

Risk-weighted assets
                                                                      $375,981   $284,544

     The following table compares PBI's capital ratios to the "adequately capitalized" and "well capitalized" regulatory requirements.


                                 CAPITAL RATIOS

                                                                    "ADEQUATELY      "WELL
                                                                    CAPITALIZED"  CAPITALIZED"
DECEMBER 31,                                    2001        2000       RATIOS        RATIOS
------------                                    ----        ----       ------        ------

Total risk-based capital/risk-weighted assets  10.62%      12.04%       8.00%        10.00%
Tier 1 capital/risk-weighted assets             8.02%       9.25%       4.00%         6.00%
Tier 1 capital/average assets (leverage ratio)  6.83%       7.41%       4.00%         5.00%

Capital Resources

     PBI's future dividend policy is subject to the discretion of the Board of Directors and depends upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Board of Directors out of funds legally available for that purpose. PBI's ability to pay dividends depends on its ability to obtain dividends from the bank.

     The bank's ability to pay dividends is subject to the regulatory restrictions set forth in the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the Federal Deposit Insurance Act. Under the Pennsylvania Banking Code, the bank can declare and pay cash dividends only out of accumulated net earnings, which were $14,310,000 at December 31, 2001. Cash dividends require Federal Reserve Board approval if the total of all cash dividends declared by the bank in any calendar year, including the proposed cash dividend, exceeds the total of the bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. The Federal Deposit Insurance Act generally prohibits all payments of dividends by any bank that is in default of any FDIC assessment. As of December 31, 2001 and 2000, Premier was not in default of any FDIC assessments.

     As a practical matter, PBI has not and does not plan to pay cash dividends on its common stock in the foreseeable future. All earnings are being retained to help finance the continued growth of the company. The growth rate of the institution continues to exceed returns on equity. If this trend continues, PBI will need additional capital.

     On December 31, 2001 the bank issued $2,000,000 in subordinated debt which qualifies as Tier 2 capital.

     A Special Meeting of Shareholders will be held on March 28, 2002 to vote on an amendment to PBI's Articles of Incorporation to authorize the issuance of up to 20,000,000 shares of preferred stock for proper corporate purposes including growth, acquisitions, repurchases of outstanding shares of common stock, and other similar purposes. PBI's Board of Directors currently intends to raise up to $15,000,000 from the issuance of a series of preferred stock in an underwritten public offering commencing in the second quarter of 2002. The Board of Directors makes no assurances that it will be able to raise such financing on acceptable terms, if at all.

LIQUIDITY

     Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. PBI's primary sources of funds are deposits, proceeds from principal and interest payments on loans and investments, sales of investment securities available for sale and borrowings. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities prepayments are influenced by interest rates, economic conditions and competition. Deposit growth within the banking industry has been generally slow due to strong competition from a variety of financial services companies. Competition for deposits may require banks to increase deposit prices or expand their branch office networks (increasing costs) to adequately grow deposits in the future.

     During 2001, operating and financing activities provided cash and cash equivalents of $3,735,000 and $92,480,000, respectively, while investing activities used $74,637,000. The cash provided by financing activities resulted primarily from an increase in deposits and borrowings and the issuance of $2,000,000 in subordinated debt. Deposits and borrowings increased by $54,989,000 and $35,201,000, respectively. Other significant sources of cash included principal repayments on loans and mortgage-backed securities and sales and calls of investment securities. Together, this cash was used to finance loan growth of $77,129,000.

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

     Premier monitors its liquidity position on a daily basis. The bank uses overnight federal funds and interest-bearing deposits in other banks to absorb daily excess liquidity. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Federal funds are sold or purchased overnight through a correspondent bank, which diversifies the holdings to an approved group of commercial banks throughout the country.

     If the bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of one of the following: $6,000,000 unsecured federal funds line of credit with a correspondent bank and $74,898,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh. Premier could also sell or reverse repurchase investment securities. At December 31, 2001, the bank had available borrowing capacity of $37,798,000 and $6,000,000 with the Federal Home Loan Bank of Pittsburgh and a correspondent bank, respectively.

     Regulation D of the Federal Reserve Regulations requires all depository institutions to maintain reserves on transaction accounts. Under Regulation D, the bank's reserve requirement was $3,002,000 as of December 31, 2001. In addition, the bank was required to maintain $346,000 in cash reserves at its correspondent bank as of December 31, 2001.

     At December 31, 2001, $20,866,000 in investment securities was pledged as collateral for customer repurchase agreements.

DERIVATIVE FINANCIAL INSTRUMENTS

     PBI and its subsidiaries have limited involvement with derivative financial instruments and currently use them only in relation to Premier's Index Powered SM Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter 2001, contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500(R) Index. This deposit product is unique in that the customer may receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured in its principal amount by the FDIC to the extent provided by law.

     Premier entered into derivative contracts with the Federal Home Loan Bank of Pittsburgh (FHLB) in order to offset the risks associated with the variable cost of the IPCD. The terms of these derivatives entered into with the FHLB provide for receipt of an amount equal to the amount to be paid to the IPCD depositor, in exchange for a periodic payment stream expressed as a rate of interest.

     The derivative contracts with the FHLB and the derivatives embedded in the IPCD are accounted for in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Accordingly, PBI carries these derivatives at fair value in the Consolidated Statements of Financial Condition and recognizes any changes in fair value in current period earnings.

     The notional amount of derivative contracts was $10,905,000 at December 31, 2001. The fair value of derivatives is included in "Other liabilities" and approximated $2,055,000 at December 31, 2001. During 2001, approximately $158,000 was recorded in other expense for net changes in the fair value of derivatives. The fair value adjustments are caused by changes in market interest rates.

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

Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, the Statement retains the fundamental provisions of Statement No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

     This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary.

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

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-KSB on the following pages:

                                                                                       Page
                                                                                       ----
Independent Auditors' Report                                                            36
Consolidated Statements of Financial Condition                                          37
Consolidated Statements of Operations                                                   38
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)         39
Consolidated Statements of Cash Flows                                                   40
Notes to Consolidated Financial Statements                                              41

(b) A summary of quarterly results for the years 2001 and 2000 is as follows.

                       SUMMARY OF QUARTERLY FINANCIAL DATA

                                                              QUARTERS ENDED 2001
                                     -----------------------------------------------------------------------
                                     DECEMBER 31        SEPTEMBER 30          JUNE 30             MARCH 31
                                     -----------        ------------          -------             --------
                                                     (In thousands, except per share data)
Interest income                      $  7,646            $  7,656            $  7,335            $  7,014
Interest expense                        4,107               4,197               4,213               4,108
                                     --------            --------            --------            --------
Net interest income                     3,539               3,459               3,122               2,906
Provision for loan losses                 300                 179                 239                 100
Non-interest income                       170                 138                 180                 106
Non-interest expense                    2,441               2,362               2,309               2,293
                                     --------            --------            --------            --------
Income before income tax                  968               1,056                 754                 619
Income tax expense                        253                 266                 189                 155
                                     --------            --------            --------            --------
Net income                           $    715            $    790            $    565            $    464
                                    =========            ========            ========            ========

Basic earnings per share             $   0.22            $   0.24            $   0.18            $   0.15
Diluted earnings per share               0.21                0.23                0.16                0.14


                                                              QUARTERS ENDED 2000
                                     -----------------------------------------------------------------------
                                     DECEMBER 31        SEPTEMBER 30          JUNE 30             MARCH 31
                                     -----------        ------------          -------             --------
                                                     (In thousands, except per share data)
Interest income                      $  7,081            $  6,790            $  6,525            $  6,297
Interest expense                        4,210               3,950               3,654               3,480
                                     --------            --------            --------            --------
Net interest income                     2,871               2,840               2,871               2,817
Provision for loan losses                 128                 125                 125                 150
Non-interest income                        96                  89                  76                  58
Non-interest expense                    2,185               2,049               2,006               2,214
                                     --------            --------            --------            --------
Income before income tax                  654                 755                 816                 511
Income tax expense                        169                 186                 212                 108
                                     --------            --------            --------            --------
Net income                           $    485            $    569            $    604            $    403
                                     ========            ========            ========            ========

Basic earnings per share             $   0.16            $   0.18            $   0.19            $   0.13
Diluted earnings per share               0.14                0.17                0.18                0.12

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Premier Bancorp, Inc.:


We have audited the accompanying consolidated statements of financial condition of Premier Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/KPMG LLP

February 11, 2002
Philadelphia, Pennsylvania


                              PREMIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31,                                                                                 2001              2000
------------                                                                                 ----              ----
                                                                                             (Dollars in thousands)
Assets
Cash and due from banks                                                                    $  14,383        $   7,970
Federal funds sold                                                                            14,137               --
Interest-bearing deposits                                                                      1,084               56
                                                                                           ---------        ---------
Cash and cash equivalents                                                                     29,604            8,026
Investment securities:
   Held to maturity (fair value $500 in 2001 and $5,912 in 2000)                                 500            6,026
   Available for sale (amortized cost $102,399 in 2001 and $99,548 in 2000)                   97,851           94,573
Loans held for sale                                                                              127               --
Loans receivable (net of allowance for loan losses of $3,817 in 2001
   and $3,032 in 2000)                                                                       310,876          235,552
Other real estate owned                                                                          475              252
Premises and equipment                                                                         4,598            4,853
Accrued interest receivable                                                                    2,939            2,517
Deferred taxes                                                                                 2,887            2,703
Other assets                                                                                     712              699
                                                                                           ---------        ---------
Total assets                                                                               $ 450,569        $ 355,201
                                                                                           =========        =========

Liabilities, minority interest in subsidiary and shareholders' equity
Deposits                                                                                   $ 358,282        $ 303,293
Borrowings                                                                                    49,605           14,404
Accrued interest payable                                                                       4,554            4,127
Other liabilities                                                                              5,019            5,422
Subordinated debt                                                                              3,500            1,500
                                                                                           ---------        ---------
Total liabilities                                                                            420,960          328,746

Corporation-obligated mandatorily redeemable capital securities of subsidiary
   trust holding solely junior subordinated debentures of the corporation                     10,000           10,000

Commitments and contingencies (Note 16)

Shareholders' equity
Common stock- $0.33 par value; 30,000,000 shares authorized; issued and outstanding
   3,242,215 at December 31, 2001 and 3,105,248 at December 31, 2000                           1,070            1,025
Additional paid-in capital                                                                    12,085           11,792
Retained earnings                                                                              9,455            6,921
Accumulated other comprehensive loss                                                          (3,001)          (3,283)
                                                                                           ---------        ---------
Total shareholders' equity                                                                    19,609           16,455
                                                                                           ---------        ---------
Total liabilities, minority interest in subsidiary and shareholders' equity                $ 450,569        $ 355,201
                                                                                           =========        =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,                                              2001                   2000
--------------------------------                                              ----                   ----
                                                                         (In thousands, except per share data)
Interest income:
   Loans                                                                  $    22,468            $    18,954
   Federal funds sold and interest-bearing deposits                               403                    499
   Investments:
      Taxable                                                                   5,807                  6,356
      Tax-exempt                                                                  973                    884
                                                                          -----------            -----------
Total interest income                                                          29,651                 26,693

Interest expense:
   Deposits                                                                    14,820                 12,854
   Borrowings                                                                   1,805                  2,440
                                                                          -----------            -----------
Total interest expense                                                         16,625                 15,294


Net interest income                                                            13,026                 11,399
Provision for loan losses                                                         818                    528
                                                                          -----------            -----------
Net interest income after loan loss provision                                  12,208                 10,871

Non-interest income:
   Service charges and other fees                                                 546                    287
   Gain, net, on sale of investment securities available for sale                  13                      3
   Loss on sale of other real estate owned                                        (17)                    --
   Gain on sale of loans held for sale                                             52                     29
                                                                          -----------            -----------
Total non-interest income                                                         594                    319

Non-interest expense:
   Salaries and employee benefits                                               4,337                  3,873
   Occupancy                                                                      767                    641
   Data processing                                                                973                    841
   Professional services                                                          323                    377
   Marketing                                                                      424                    484
   Minority interest in expense of subsidiary                                     873                    873
   Other                                                                        1,708                  1,365
                                                                          -----------            -----------
Total non-interest expense                                                      9,405                  8,454


Income before income tax                                                        3,397                  2,736
Income tax expense                                                                863                    675
                                                                          -----------            -----------
Net income                                                                $     2,534            $     2,061
                                                                          ===========            ===========

Earnings per share:
   Basic                                                                  $      0.79            $      0.67
   Diluted                                                                $      0.74            $      0.60

Weighted average number of shares outstanding:
   Basic                                                                    3,212,537              3,097,450
   Diluted                                                                  3,442,369              3,422,832


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                              PREMIER BANCORP, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)

                                                                    FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                -----------------------------------------------------------------------------------
                                                                                                      ACCUMULATED
                                                                           ADDITIONAL                  OTHER            TOTAL
                                                COMPREHENSIVE    COMMON      PAID-IN     RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                                INCOME (LOSS)    STOCK       CAPITAL     EARNINGS    INCOME (LOSS)       EQUITY
                                                -------------    -----       -------     --------    -------------       ------
                                                                                                     (In thousands)
Balance, December 31, 1999                                      $  1,016    $  11,662   $   4,860     $  (4,891)        $ 12,647

Comprehensive income
   Net income                                     $  2,061            --           --       2,061            --            2,061
   Other comprehensive income, net of tax
      Unrealized losses on investment
        securities available for sale                1,610            --           --          --            --               --
      Less: reclassification adjustment for
        gains included in net income                    (2)           --           --          --            --               --
                                                  --------
    Other comprehensive income                       1,608            --           --          --         1,608            1,608
                                                  --------
Comprehensive income                              $  3,669            --           --          --            --               --
                                                  ========
Stock issued for options exercised                                     9          130          --            --              139
                                                                --------    ---------   ---------     ---------         --------
Balance, December 31, 2000                                      $  1,025    $  11,792   $   6,921     $  (3,283)        $ 16,455
                                                                ========    =========   =========     =========         ========

Comprehensive income
   Net income                                     $  2,534      $     --    $      --   $   2,534     $      --         $  2,534
   Other comprehensive income, net of tax
      Unrealized gain on investment
        securities available for sale                  291            --           --          --            --               --
      Less: reclassification  adjustment for
        gains included in net income                    (9)           --           --          --            --               --
                                                  --------
   Other comprehensive income                          282            --           --          --           282              282
                                                  --------
Comprehensive income                              $  2,816            --           --          --            --               --
                                                  ========
Stock issued for options exercised                                    45          293          --            --              338
                                                                --------    ---------   ---------     ---------         --------
Balance, December 31, 2001                                      $  1,070    $  12,085   $   9,455     $  (3,001)        $ 19,609
                                                                ========    =========   =========     =========         ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.


                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                                            2001        2000
-------------------------------                                                             -----       ----
                                                                                              (In thousands)
Operating activities:
   Net income                                                                             $  2,534    $  2,061
   Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation expense                                                                      515         459
     Provision for loan losses                                                                 818         528
     Writedowns and losses on sale of other real estate owned                                   17          --
     Write-off of capitalized costs                                                             --          68
     Amortization of premiums and discounts on investment securities held to maturity           (2)          7
     Amortization of premiums and discounts on investment securities available for sale        173         120
     Gain on sales of investment securities available for sale                                 (13)         (3)
     Gain on sales of loans held for sale                                                      (52)        (29)
     Originations of loans held for sale                                                    (8,702)     (4,727)
     Proceeds from sales of loans held for sale                                              8,627       4,756
     Increase in accrued interest receivable                                                  (422)       (343)
     Increase in deferred tax asset                                                           (329)       (188)
     (Increase) decrease in other assets                                                       (13)         69
     Increase in deferred loan fees                                                            512         269
     Increase in accrued interest payable                                                      427       1,763
     (Decrease) increase in other liabilities                                                 (355)      3,354
                                                                                          --------    --------
Net cash provided by operating activities                                                    3,735       8,164
                                                                                          --------    --------
Investing activities:
   Proceeds from sales of investment securities available for sale                          29,569       5,474
   Repayment of investment securities available for sale                                    11,420       5,757
   Purchases of investment securities available for sale                                   (44,000)     (6,410)
   Repayment of investment securities held to maturity                                       5,528         848
   Net increase in loans receivable                                                        (77,129)    (40,480)
   Proceeds from sales of other real estate owned                                              235          --
   Purchases of premises and equipment                                                        (260)     (1,573)
                                                                                          --------    --------
Net cash used in investing activities                                                      (74,637)    (36,384)
                                                                                          --------    --------

Financing activities:
   Net increase in deposits                                                                 54,989      65,812
   Net increase (decrease) in borrowings less than 90 days                                   5,201     (28,133)
   Proceeds from borrowings greater than 90 days                                            30,000          --
   Repayment of borrowings greater than 90 days                                                 --     (10,000)
   Proceeds from subordinated debt                                                           2,000          --
   Proceeds from exercised stock options                                                       290          76
                                                                                          --------    --------
 Net cash provided by financing activities                                                  92,480      27,755
                                                                                          --------    --------
 Increase (decrease) in cash and cash equivalents                                           21,578        (465)

Cash and cash equivalents:
   Beginning of year                                                                         8,026       8,491
                                                                                          --------    --------
   End of year                                                                            $ 29,604    $  8,026
                                                                                          ========    ========

Supplemental disclosures:
   Cash payments for:
     Interest expense                                                                     $ 16,198    $ 13,531
     Taxes                                                                                     470         660


Supplemental disclosure of non-cash activities:
   Change in the estimated fair value of investment securities available for sale         $    427    $  2,435
   Change in deferred tax asset related to investment securities available for sale           (145)       (827)
   Tax effect of exercised stock options                                                        48          63
   Transfer of loans to other real estate owned                                                475         252


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business

     Premier Bancorp, Inc. (PBI) is a Pennsylvania business corporation and a registered financial holding company headquartered in Doylestown, Bucks County, Pennsylvania. PBI was incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank (Premier). PBI's primary business is the operation of its wholly owned subsidiary, Premier Bank, which is managed as a single business segment.

     Premier provides a full range of banking services to individual and corporate customers through its branch office network located in Bucks, Montgomery and Northampton Counties in Pennsylvania. Premier is a Pennsylvania chartered commercial bank and member of the Federal Reserve Bank of Philadelphia and the Federal Deposit Insurance Corporation. Premier competes with other financial institutions and other financial services companies with respect to services offered and customers.

     Both PBI and Premier are regulated by certain federal and state agencies and are periodically examined by them.

     Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of PBI and its wholly owned subsidiaries: Premier Bank, PBI Capital Trust and Lenders Abstract, LLC. These statements were prepared in accordance with accounting principles generally accepted in the United States of America as applied to the banking industry. All significant intercompany accounts and transactions were eliminated in the consolidated financial statements. Certain previously reported amounts were reclassified to conform to current presentation standards.

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

     Investment Securities

     Debt and equity securities are classified as either held to maturity (HTM) securities, trading or as available for sale (AFS) securities. Investments are classified as HTM securities if there is a positive intent and ability to hold to maturity. HTM securities are reported at amortized cost. Investment securities that are not HTM or held for trading purposes are classified as AFS securities. AFS securities are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. PBI and its subsidiaries do not engage in any trading activities. The appropriate classification of securities is determined at the time of purchase.

     AFS securities include securities that are intended to be used as part of Premier's asset/liability management strategy and that may be sold in response to changes in market interest rates and related changes in the securities' prepayment risk or to meet liquidity needs. The majority of the investment portfolio is classified as available for sale.

     Premiums and discounts on debt securities are recognized in interest income using a constant yield method. Gains and losses on sales of investment securities are computed on the specific identification basis and included in non-interest income based on trade date.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Investment Securities - (continued)

     Equity securities are limited to stocks owned in the Federal Reserve Bank, the Federal Home Loan Bank of Pittsburgh and the Atlantic Central Bankers Bank. These securities are reported at cost, which approximates liquidation value.

     Loans

     Loans are stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income is accrued on the principal amount outstanding. Loan origination fees and related direct costs are deferred and amortized to income over the term of the respective loan and loan commitment period as a yield adjustment.

     Non-accrual loans are those on which the accrual of interest has stopped. Non-consumer loans are generally placed on non-accrual status if it is believed that collection is doubtful, or when principal or interest is past due 90 days or more. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are recorded as either a reduction of outstanding principal or as interest income depending on management's assessment of the ultimate collectibility of principal and interest. Loans are returned to accrual status when the borrower's ability to make periodic principal and interest payments returns to normal (i.e., brought current with respect to principal and interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest. Consumer loans are not automatically placed on non-accrual status when principal or interest payments are 90 days past due. Instead, most consumer loans are charged-off when deemed uncollectible or after reaching 120 days past due.

     Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. Interest income is recognized on impaired loans in the same manner as for non-accrual loans discussed above.

     Loans Held for Sale

     Residential mortgages held for sale are carried at the lower of aggregate cost or market value. Gains and losses on residential mortgages held for sale are included in non-interest income. Servicing rights are released to purchasers when the loans are sold.

     Allowance for Loan Losses

     The allowance for loan losses reflects management's best estimate of losses, both known and inherent, in the existing loan portfolio. Management's judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. The provision for loan losses charged to operating expenses represents the amount necessary to maintain an appropriate allowance. Loan losses are charged directly against the allowance for loan losses when loans are deemed to be uncollectible. Recoveries on previously charged-off loans are added to the allowance when received.

     Estimates are used to determine the allowance for loan losses. A variety of factors are considered in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment and information available to them at the time of examination.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Premises and Equipment

     Premises and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows: buildings--15 to 40 years; leasehold improvements--lesser of the useful life or lease term; equipment--5 to 10 years; and software--3 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses on the sale of these assets are recorded when realized. Land is carried at cost.

     Other Real Estate Owned

     Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Other real estate owned is reported at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of properties are capitalized. Costs relating to the operation and maintenance of properties are expensed as incurred. Gains and losses are recorded through earnings when the property is sold.

     Derivative Financial Instruments

     PBI and its subsidiaries have limited involvement with derivative financial instruments and currently use them only in relation to Premier's Index Powered SM Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter 2001, contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500(R) Index. This deposit product is unique in that the customer may receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured by the FDIC to the extent provided by law.

     Premier entered into derivative contracts with the Federal Home Loan Bank of Pittsburgh (FHLB) in order to offset the risks associated with the variable cost of the IPCD. The terms of these derivatives entered into with the FHLB provide for receipt of an amount equal to the amount to be paid to the IPCD depositor, in exchange for a periodic payment stream expressed as a rate of interest.

     The derivative contracts with the FHLB and the derivatives embedded in the IPCD are accounted for in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Accordingly, PBI carries these derivatives at fair value in the Consolidated Statements of Financial Condition and recognizes any changes in fair value in current period earnings.

     Income Taxes

     PBI files a consolidated federal income tax return. The asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, is used to provide for income taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     Earnings Per Share

     Basic earnings per common share is calculated using the weighted-average number of shares outstanding, after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000 and paid on March 10, 2000. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Stock Options

     PBI's stock option plan is accounted for in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted by Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement No. 123 requires entities that continue to apply the provisions of APB Opinion No. 25 to provide pro-forma net income and pro-forma earnings per share disclosures for stock option grants made in 1995 and subsequent years as if the fair value based method defined in Statement No. 123 had been applied. PBI elected to continue to apply the provisions of APB Opinion No. 25 and provides the pro-forma disclosure provisions of Statement No. 123.

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

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Recent Accounting Pronouncements - (continued)

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

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Recent Accounting Pronouncements - (continued)

     Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, the Statement retains the fundamental provisions of Statement No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

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


NOTE 2 - STOCK DIVIDEND

     On February 17, 2000, PBI declared a 5% common stock dividend to shareholders of record as of February 29, 2000 and paid on March 10, 2000. The number of shares and earnings per share amounts were restated to reflect this event as of the earliest date presented herein.


NOTE 3 - CASH AND DUE FROM BANKS

     Premier is required to maintain certain daily average reserve balances in accordance with Federal Reserve Board requirements. At December 31, 2001 and 2000 the FRB reserve requirement was $3,002,000 and $2,114,000, respectively. In addition, Premier was required to maintain $346,000 in cash reserves at its correspondent bank at both December 31, 2001 and 2000.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES

     The amortized cost and estimated fair values of investment securities at December 31, 2001 and 2000 were as follows.

                                                                  GROSS         GROSS       ESTIMATED
                                                  AMORTIZED    UNREALIZED     UNREALIZED      FAIR
DECEMBER 31, 2001                                   COST          GAINS         LOSSES       VALUE
-----------------                                   ----          -----         ------       -----
                                                                    (In thousands)
HELD TO MATURITY:
Other debt securities                             $    500      $     --      $     --      $    500
                                                  --------      --------      --------      --------
Total investment securities held to maturity      $    500      $     --      $     --      $    500
                                                  ========      ========      ========      ========

AVAILABLE FOR SALE:
Mortgage-backed securities                        $ 43,286      $    220      $   (141)     $ 43,365
Municipal securities                                20,796             3          (768)       20,031
Equity securities                                    2,023            --            --         2,023
Corporate bonds                                     36,184            --        (3,862)       32,322
Other debt securities                                  110            --            --           110
                                                  --------      --------      --------      --------
Total investment securities available for sale    $102,399      $    223      $ (4,771)     $ 97,851
                                                  ========      ========      ========      ========

                                                                  GROSS         GROSS       ESTIMATED
                                                  AMORTIZED    UNREALIZED     UNREALIZED      FAIR
DECEMBER 31, 2000                                   COST          GAINS         LOSSES       VALUE
-----------------                                   ----          -----         ------       -----
                                                                    (In thousands)
HELD TO MATURITY:
Mortgage-backed securities                        $    529      $     --      $     (5)     $    524
U.S. government agency obligations                   4,997            --          (109)        4,888
Other debt securities                                  500            --            --           500
                                                  --------      --------      --------      --------
                                                  $  6,026      $     --      $   (114)     $  5,912
Total investment securities held to maturity      ========      ========      ========      ========


AVAILABLE FOR SALE:
Mortgage-backed securities                        $ 45,764      $     23      $   (645)     $ 45,142
U.S. government agency obligations                   4,344            26            (7)        4,363
Municipal securities                                17,856            --          (564)       17,292
Equity securities                                    1,933            --            --         1,933
Corporate bonds                                     29,536            --        (3,808)       25,728
Other debt securities                                  115            --            --           115
                                                  --------      --------      --------      --------
 Total investment securities available for sale   $ 99,548      $     49      $ (5,024)     $ 94,573
                                                  ========      ========      ========      ========


     At December 31, 2001, Premier pledged $20,866,000 in investment securities as collateral for customer repurchase agreements.

     The amortized cost and estimated fair value of investment securities AFS and HTM by contractual maturity at December 31, 2001 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                          INVESTMENT SECURITIES     INVESTMENT SECURITIES
                                            HELD TO MATURITY         AVAILABLE FOR SALE
                                            ----------------         ------------------
                                         AMORTIZED    ESTIMATED    AMORTIZED     ESTIMATED
DECEMBER 31, 2001                          COST      FAIR VALUE      COST       FAIR VALUE
-----------------                          ----      ----------      ----       ----------
                                                         (In thousands)
Due in one year or less                  $     --     $     --     $   9,621     $  9,639
Due after one year through five years          --           --        16,584       16,614
Due after five years through ten years        500          500         5,923        5,934
Due after 10 years                             --           --        70,271       65,664
                                         --------     --------     ---------     --------
   Total                                 $    500     $    500     $ 102,399     $ 97,851
                                         ========     ========     =========     ========


Proceeds from sales of investment securities available for sale are as follows.

FOR THE YEARS ENDED DECEMBER 31,                    2001          2000
--------------------------------                    ----          ----
                                                        (In thousands)
Proceeds                                          $ 29,569      $ 5,474
Gross gains                                             62            7
Gross losses                                            49            4


NOTE 5 - LOANS

     Loan categories and their respective balances are as follows.

DECEMBER 31,                                        2001          2000
-------------                                       ----          ----
                                                       (In thousands)
Real estate-farmland                             $     214      $     230
Real estate-construction                            15,911          4,395
Real estate-residential                             30,188         25,401
Real estate-multifamily                             15,011         13,667
Real estate-commercial                             208,412        161,675
Commercial                                          45,238         32,295
Consumer                                             1,092          1,782
                                                 ---------      ---------
   Total loans                                     316,066        239,445
Deferred loan fees                                  (1,373)          (861)
Allowance for loan losses                           (3,817)        (3,032)
                                                 ---------      ---------
Total loans, net                                 $ 310,876      $ 235,552
                                                 ==========     =========

     Premier generally lends in the Greater Delaware and Lehigh Valleys of Pennsylvania and New Jersey with a majority of its borrowers living in communities surrounding its branch offices. Most loans are collateralized in part by real estate. Accordingly, lending activities could be affected by changes in the general economy, the regional economy or real estate values.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - LOANS - (CONTINUED)

     Non-accrual and impaired loans were one in the same at December 31, 2001 and 2000. Non-accrual/impaired loans were $2,687,000 at December 31, 2001 compared to no non-accrual/impaired loans at December 31, 2000. The average recorded investment in non-accrual/impaired loans was $458,000 and $106,000 for 2001 and 2000, respectively.

     Interest income recognized on non-accrual/impaired loans was $51,000 in 2001. Foregone interest on non-accrual loans was $43,000 in 2001.

     Potential problem loans are those loans believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. Potential problem loans totaled $2,356,000 and $3,666,000 at December 31, 2001 and 2000, respectively. Most of these loans are secured by real estate.


NOTE 6 - ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is shown below.

DECEMBER 31,                                              2001          2000
-------------                                             ----          ----
                                                             (In thousands)
Balance at begining of year                             $ 3,032        $ 2,511
Charge-offs                                                 (33)            (7)
Provision for loan losses                                   818            528
                                                        -------        -------
Balance at end of year                                  $ 3,817        $ 3,032
                                                        =======        =======

NOTE 7 - PREMISES AND EQUIPMENT

     Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below.

DECEMBER 31,                                              2001           2000
-------------                                             ----           ----
                                                             (In thousands)
Building                                                $ 2,464        $ 2,434
Land                                                      1,061          1,002
Leasehold improvements                                      382            387
Furniture, fixtures and equipment                         2,087          2,454
                                                        -------        -------
Cost                                                      5,994          6,277
Accumulated depreciation and amortization                (1,396)        (1,424)
                                                        -------        -------
Carrying value                                          $ 4,598        $ 4,853
                                                        =======        =======


     Depreciation and amortization expenses on premises and equipment are $515,000 and $459,000 for the years ended December 31, 2001, and 2000, respectively.

     As of December 31, 2001 both the Bensalem branch and the Southampton branch and operations center are leased. In addition, the land occupied by our Montgomeryville branch is also leased. The Bensalem and Montgomeryville branches opened in the fourth quarter of 2000. All leases include options for renewal.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - PREMISES AND EQUIPMENT - (CONTINUED)

     Required minimum annual rentals due on non-cancelable leases expiring after one year were approximately $2,905,000 in the aggregate at December 31, 2001. Future minimum payments under these leases are as follows.

                                                     FUTURE
                                                     MINIMUM
FOR YEARS ENDING DECEMBER 31,                       PAYMENTS
-----------------------------                       --------
                                                 (In thousands)
2002                                                 $   241
2003                                                     189
2004                                                     181
2005                                                     186
2006                                                     194
2007 and thereafter                                    1,914
                                                     -------
                                                     $ 2,905
                                                     =======

NOTE 8 - DEPOSITS

     Deposit categories and their respective balances and weighted average interest rates are as follows:


DECEMBER 31,                                         2001                                      2000
------------                          ------------------------------------     ------------------------------------
                                      WEIGHTED                                 WEIGHTED
                                      AVERAGE                                  AVERAGE
                                      INTEREST                       % OF      INTEREST                      % OF
                                       RATE         AMOUNT          TOTAL        RATE          AMOUNT        TOTAL
                                       ----         ------          -----        ----          ------        -----
                                                                 (Dollars in thousands)
Interest checking                      2.69%       $  58,826         16.42%     2.53%        $  25,690        8.47%
Money market                           2.32%          16,997          4.74%     5.37%           15,347        5.06%
Savings                                2.25%          44,059         12.30%     3.50%           40,682       13.41%
Time                                   5.31%         208,057         58.07%     6.50%          193,736       63.88%
                                       ----        ---------        ------      ----         ---------      ------
Total interest-bearing deposits        4.27%         327,939         91.53%     5.62%          275,455       90.82%
                                       ====                                     ====
Non-interest-bearing deposits                         30,343          8.47%                     27,838        9.18%
                                                   ---------        ------                   ---------      ------
Total deposits                                     $ 358,282        100.00%                  $ 303,293      100.00%
                                                   =========        ======                   =========      ======

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DEPOSITS - (CONTINUED)

     Time deposits mature as follows:

                                   AMOUNTS           AMOUNTS
                                  $100,000          LESS THAN
                                 OR GREATER          $100,000           TOTAL
                                 ----------         ---------           -----
                                                (In thousands)
2002                             $  39,979          $ 126,387         $ 166,366
2003                                 3,204             13,632            16,836
2004                                 2,203              8,477            10,680
2005                                   719              3,134             3,853
2006                                 7,897              2,375            10,272
2007 and thereafter                     --                 50                50
                                 ---------          ---------         ---------
                                 $  54,002          $ 154,055         $ 208,057
                                 =========          =========         =========

     Interest expense on deposits is as follows:

FOR THE YEARS ENDED DECEMBER 31,                       2001              2000
--------------------------------                       ----              ----
                                                            (In thousands)
Interest checking                                    $    809          $    560
Money market                                              624               329
Savings                                                 1,294             1,666
Time                                                   12,093            10,299
                                                     --------          --------
Total interest expense on deposits                   $ 14,820          $ 12,854
                                                     ========          ========

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - BORROWINGS

                                                                  MAXIMUM                             WEIGHTED
                                                                   AMOUNT             AVERAGE          AVERAGE
                                       TOTAL                    OUTSTANDING           AMOUNT          INTEREST
                                      BALANCE     WEIGHTED      AT MONTH END       OUTSTANDING          RATE
                                      END OF      AVERAGE        DURING THE         DURING THE       DURING THE
                                      PERIOD        RATE           PERIOD             PERIOD           PERIOD
                                      ------        ----           ------             ------           ------
                                                         (Dollars in thousands)
DECEMBER 31, 2001
-----------------
Short-term borrowings               $   19,605      0.75%        $  25,692          $  18,894           2.91%
Long-term FHLB borrowings               30,000      5.85%           30,000             19,288           5.93%
                                    ----------      ----                             --------           -----
                                    $   49,605      3.83%                           $  38,182           4.44%
                                    ==========      ====                            =========           ====

DECEMBER 31, 2000
-----------------
Short-term borrowings               $   14,404      5.59%        $  58,807          $  38,193           6.05%
                                    ==========      ====                            =========           ====

     At December 31, 2001 short-term borrowings were comprised entirely of overnight borrowings from customers. At December 31, 2000 short-term borrowings included $785,000 in overnight federal funds purchased and $13,619,000 in overnight borrowings from customers. Long-term FHLB borrowings are fixed rate and mature in 2008.

     All borrowings from the FHLB are secured by a blanket lien against all of Premier's assets. In addition, the FHLB's collateral policies require borrowers who exceed certain borrowing levels to deliver certain investment securities to them as collateral. Under this policy, Premier was not required to deliver investment securities as collateral to the FHLB at December 31, 2001. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. Premier controls investment securities pledged as collateral for customer repurchase agreements.

     At December 31, 2001, Premier had a $6,000,000 unsecured federal funds line of credit with its correspondent bank and a $74,898,000 borrowing limit with the FHLB. At December 31, 2001, Premier had unused borrowing capacity of $6,000,000 and $37,798,000 with its correspondent bank and the FHLB, respectively.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10- SUBORDINATED DEBT

     Premier borrowed a total of $3,500,000 from other financial institutions for the purpose of funding its continued growth and maintaining certain regulatory capital ratios. These borrowings, which are unsecured, were issued on two separate dates. Premier can prepay these notes with regulatory approval. The terms of these borrowings are summarized below.


   ISSUE       MATURITY                     INTEREST RATE       INTEREST RATE AT   INTEREST RATE AT
    DATE         DATE        AMOUNT        CHARACTERISTICS      DECEMBER 31, 2001  DECEMBER 31, 2000        REPAYMENT SCHEDULE
    ----         ----        ------        ---------------      -----------------  -----------------        ------------------
                                                    (Dollars in thousands)
  12/31/2001  12/31/2016    $ 2,000     adjusts quarterly based        6.13%               --         interest payable quarterly;
                                        on the LIBOR index plus                                       principal due at maturity.
                                        425 basis points.

   1/9/1997   1/12/2012     $ 1,500     adjusts annually based         7.29%              8.49%       interest payable monthly for
                                        on the 1 year Treasury                                        the first 10 years; principal
                                        index plus 240 basis                                          and interest payments begin in
                                        points.                                                       year 11 with full amortization
                                                                                                      by maturity.

NOTE 11 - DERIVATIVE INSTRUMENTS

     PBI and its subsidiaries have limited involvement with derivative financial instruments and currently use them only in relation to Premier's Index Powered [SM] Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter 2001, contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500[registered] Index. This deposit product is unique in that the customer may receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured by the FDIC to the extent provided by law.

     Premier entered into derivative contracts with the Federal Home Loan Bank of Pittsburgh (FHLB) in order to offset the risks associated with the variable cost of the IPCD. The terms of these derivatives entered into with the FHLB provide for receipt of an amount equal to the amount to be paid to the IPCD depositor, in exchange for a periodic payment stream expressed as a rate of interest.

     The notional amount of derivative contracts was $10,905,000 at December 31, 2001. The fair value of derivatives is included in "Other liabilities" and approximated $2,055,000 at December 31, 2001. During 2001, approximately $158,000 was recorded in other expense for net changes in the fair market value of derivatives.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

FOR THE YEAR ENDED DECEMBER 31,                       2001
------------------------------      -------------------------------------------
                                    (Dollars in thousands, except share data)

                                                                    PER SHARE
                                    NET INCOME        SHARES          AMOUNT
                                    ----------        ------          ------
Basic earnings per share             $  2,534        3,212,537      $   0.79
Effect of dilutive stock options           --          229,832         (0.05)
                                     --------        ---------      --------
Diluted earnings per share           $  2,534        3,442,369      $   0.74
                                     ========        =========      ========


FOR THE YEAR ENDED DECEMBER 31                        2000
------------------------------       -------------------------------------------
                                    (Dollars in thousands, except share data)

                                                                    PER SHARE
                                    NET INCOME        SHARES          AMOUNT
                                    ----------        ------          ------
Basic earnings per share             $  2,061        3,097,450      $   0.67
Effect of dilutive stock options           --          325,382         (0.07)
                                     --------        ---------      --------
Diluted earnings per share           $  2,061        3,422,832      $   0.60
                                     ========        =========      ========

     Basic earnings per share is calculated using the weighted average number of shares outstanding after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Options to purchase 539,023 and 700,325 shares of common stock were outstanding at December 31, 2001 and 2000, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share. Options to purchase 51,998 shares were anti-dilutive for all quarters of 2001 and, therefore, excluded from the calculation of earnings per diluted common share for 2001.


NOTE 13 - INCOME TAXES

     The components of the provision for income taxes are as follows.

FOR THE YEARS ENDED DECEMBER 31,                2001       2000
--------------------------------                ----       ----
                                                (In thousands)
Current tax expense                           $ 1,192    $   863
Deferred income tax benefit                      (329)      (188)
                                              -------    -------
Income tax expense                            $   863    $   675
                                              =======    =======

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - INCOME TAXES - (CONTINUED)

     At December 31, 2001 and 2000, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows.


FOR THE YEARS ENDED DECEMBER 31,                                          2001                2000
--------------------------------                                          ----                ----
                                                                                 (In thousands)
Deferred tax assets:
  Unrealized net loss on investment securities available for sale       $ 1,547              $ 1,692
  Allowance for loan loss                                                 1,298                1,031
  Non-accrued interest                                                       27                   --
  Depreciation                                                               13                   28
  Other                                                                      26                   --
                                                                        -------              -------
Total deferred tax assets                                                 2,911                2,751

Deferred tax liabilities:
  Depreciation                                                               --                  (26)
  Tax bad debt reserve                                                      (24)                 (22)
                                                                        -------              -------
Total deferred tax liabilities                                              (24)                 (48)

Net deferred tax asset                                                  $ 2,887              $ 2,703
                                                                        =======              =======

     The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, it is believed more likely than not that the benefits of these deferred tax assets will be realized.

     A reconciliation of income tax expense in the accompanying statements of operations with the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows.

FOR THE YEARS ENDED DECEMBER 31,                         2001           2000
--------------------------------                         ----           ----
                                                           (In thousands)
Tax expense at 34% rate                               $  1,155        $   930
Interest from tax exempt loans and investments            (305)          (268)
Other, net                                                  13             13
                                                      --------        -------
Income tax expense                                    $    863        $   675
                                                      ========        =======

NOTE 14 - EMPLOYEE BENEFIT PLANS

     Premier maintains a defined contribution savings plan covering substantially all employees. The plan allows eligible employees to make contributions by salary reduction pursuant to the provisions of 401(k) of the Internal Revenue Code. Approximately $88,000 and $81,000 in discretionary matching 401(k) contributions were expensed in 2001 and 2000, respectively.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - STOCK OPTION PLAN

     The number of options and strike prices in the following discussion are provided after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000 and paid on March 10, 2000. In connection with the initial stock offering, 486,497 options were issued to purchase common stock to certain incorporators, directors, officers, and institutional investors. The options are exercisable at a price of $2.89 per share and expire April 23, 2002. The options are transferable and contain certain customary anti-dilution clauses in the case of certain events. At December 31, 2001 and 2000, there were 234,488 and 397,446 of such options outstanding, respectively.

     In addition, a stock option program was adopted in 1995 whereby up to 315,000 options may be granted to employees or directors based on a discretionary incentive program. The exercise price of options granted under this program will be at the fair value of common stock as of the grant date. Options expire ten years from the date of grant. Options granted under this program, with the exception of 85,050 options granted in 1997, were vested immediately. The 85,050 options granted in 1997 were fully vested in 2001. As of December 31, 2001 a total of 306,674 options were granted under this program. At December 31, 2001 and 2000 there were 304,535 and 302,879 of such options outstanding, respectively.

     A summary of stock option activity for the years ended December 31, 2001 and 2000 is as follows.

FOR THE YEARS ENDED DECEMBER 31,              2001                   2000
--------------------------------    ---------------------   --------------------
                                                 WEIGHTED              WEIGHTED
                                                 AVERAGE               AVERAGE
                                                 EXERCISE              EXERCISE
                                     SHARES       PRICE      SHARES     PRICE
                                     ------       -----      ------     -----
Outstanding at beginning of year     700,325     $  4.22    688,326    $  3.72
Granted                                2,600        6.25     38,333      12.26
Exercised                           (163,902)       2.89    (26,334)      2.89
                                    ---------    -------    --------   -------
Outstanding at end of of year        539,023     $  4.63    700,325    $  4.22
                                    ========     =======    ========   =======
Options exercisable at end of year   539,023                666,305

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - STOCK OPTION PLAN - (CONTINUED)

     The following summarizes information about stock options outstanding and exercisable at December 31, 2001 and 2000.


                                                     DECEMBER 31, 2001
                             -------------------------------------------------------------------
                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                             ----------------------------------------   ------------------------
                                              WEIGHTED-
                                               AVERAGE      WEIGHTED-                  WEIGHTED-
                                              REMAINING      AVERAGE                    AVERAGE
                                NUMBER       CONTRACTUAL     EXERCISE       NUMBER      EXERCISE
 RANGE OF EXERCISE PRICES    OUTSTANDING  LIFE (IN YEARS)    PRICE      EXERCISABLE     PRICE
 ------------------------    -----------  ---------------    -----      -----------     -----
           $2.89                234,488          0.33         $2.89        234,488       $2.89
            3.50                 12,502          4.00          3.50         12,502        3.50
            4.76                221,502          5.00          4.76        221,502        4.76
            5.71                 15,933          6.00          5.71         15,933        5.71
            6.25                  2,600          9.00          6.25          2,600        6.25
           10.48                 13,665          7.00         10.48         13,665       10.48
           12.26                 38,333          8.00         12.26         38,333       12.26
          ------                -------          ----         -----        -------       -----
      $2.89 to $12.26           539,023          3.26         $4.63        539,023       $4.63
      ===============           =======          ====         =====        =======       =====




                                                    DECEMBER 31, 2000
                             -------------------------------------------------------------------
                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                             ----------------------------------------   ------------------------
                                               WEIGHTED-
                                               AVERAGE      WEIGHTED-                  WEIGHTED-
                                              REMAINING      AVERAGE                    AVERAGE
                                NUMBER       CONTRACTUAL     EXERCISE       NUMBER      EXERCISE
 RANGE OF EXERCISE PRICES    OUTSTANDING  LIFE (IN YEARS)    PRICE      EXERCISABLE     PRICE
 ------------------------    -----------  ---------------    -----      -----------     -----
           $2.89               397,446           1.33         $2.89        397,446       $2.89
            3.50                12,911           5.00          3.50         12,911        3.50
            4.76               222,037           6.00          4.76        188,017        4.76
            5.71                15,933           7.00          5.71         15,933        5.71
           10.48                13,665           8.00         10.48         13,665       10.48
           12.26                38,333           9.00         12.26         38,333       12.26
           -----               -------           ----         -----        -------       -----
      $2.89 to $12.26          700,325           3.56         $4.22        666,305       $4.19
      ===============          =======           ====         =====        =======       =====


     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, the adoption of fair value accounting for stock-based compensation to employees. PBI elected not to adopt the fair value accounting provisions of Statement No. 123 and instead applies APB Opinion 25 and related interpretation in accounting for the plan. Pro-forma disclosures of Statement No. 123 have been provided.

     The fair value of each option granted using the Black Scholes options pricing model was $3.36 in 2001 and $7.50 in 2000. Significant assumptions used in the model for 2001 and 2000 grants include: a weighted average risk-free rate of return of 5.25% in both 2001 and 2000; volatility of 35% in both 2001 and 2000; ten year expected option life for both 2001 and 2000; and no dividends for either 2001 or 2000. Had the grant date fair value provisions of Statement No. 123 been adopted, PBI would have recognized additional compensation expense of $121,000 and $371,000 in 2001 and 2000, respectively.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - STOCK OPTION PLAN - (CONTINUED)

     As a result, net income and earnings per share would have been reduced to the pro-forma amounts indicated below.

FOR THE YEARS ENDED DECEMBER 31,             2001                 2000
---------------------------------            ----                 ----
                                       (In thousands, except per share data)
Net income
          As reported                     $  2,534             $  2,061
          Pro forma                          2,413                1,690

Basic earnings per share
          As reported                     $   0.79             $   0.67
          Pro forma                           0.75                 0.55

Diluted earnings per share
          As reported                     $   0.74             $   0.60
          Pro forma                           0.70                 0.49


NOTE 16 - COMMITMENTS AND CONTINGENCIES

     Premier is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and stand-by letters of credit to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect Premier's exposure to credit loss in the event of nonperformance by the other party to the financial instrument.

     Financial instruments whose contract amounts represent credit risk at December 31, 2001 and 2000 were as follows.

                                    CONTRACT OR NOTIONAL AMOUNT
                                  -----------------------------------
DECEMBER 31,                           2001              2000
------------                           -----             -----
                                            (In thousands)
Commitments to extend credit        $ 42,397           $ 32,340
Stand-by letters of credit             3,242              3,006

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Premier evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include inventory, property, plant and equipment, and income producing commercial properties. The commitments at December 31, 2001 were principally to originate commercial loans and other loans secured by real estate. At December 31, 2001, fixed and adjustable/variable rate commitments totaled $7,857,000 and $34,540,000, respectively.

     Premier issues stand-by letters of credit to guarantee the performance of a customer to a third party. Most guarantees extend for one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The amount of collateral received on loan commitments and on stand-by letters of credit is dependent upon the individual transaction and the creditworthiness of the customer.

Concentrations of Credit Risk

     Premier generally lends in the Greater Delaware and Lehigh Valleys of Pennsylvania and New Jersey with a majority of its borrowers living in communities surrounding its branches. The majority of the loan portfolio is secured by residential and commercial real estate. Accordingly, the primary concentration of credit risk is related to the real estate market in these areas. The ultimate collectibility of loans is susceptible to changes in local market conditions, and therefore, dependent upon the local economic environment. In addition, loan concentrations are also considered to exist when there are amounts loaned or committed to be loaned to a multiple number of borrowers engaged in similar activities which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The loan portfolio contains many borrowers who are employed in various professions such as the medical, dental, legal, restaurant, hotel, and real estate professions.

     Premier's investment portfolio includes a concentration of corporate bonds issued by other financial institutions. Corporate bonds totaled $32,322,000 or 33% of the investment portfolio at December 31, 2001.

Legal Proceedings

     As of December 31, 2001, there were no known material legal proceedings pending against PBI, its subsidiaries or its property. In addition, no material proceedings are known to be contemplated by governmental authorities against PBI, its subsidiaries or its property.


NOTE 17 - RELATED PARTY TRANSACTIONS

     As a matter of policy, Premier does not extend credit to employees, officers or directors.

     Premier incurred $111,000 and $115,000 in expenses for management and financial consulting services rendered by the Chairman of the Board of Directors in 200l and 2000, respectively.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     PBI is required to disclose the estimated fair values of financial instruments, whether or not recognized in the balance sheet. For PBI, as for most financial institutions, substantially all of our assets and liabilities are considered financial instruments.

     Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. For a substantial portion of financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions regarding the amount and timing of estimated future cash flows, which are discounted to reflect varying degrees of risk. Given the uncertainties surrounding these assumptions, the reported fair values may not represent actual values of financial instruments that could have been realized as of year end or that will be realized in the future. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

     The fair value of non-interest-bearing demand deposits, interest checking accounts, money market accounts and savings accounts is assumed equal to the carrying amount. This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, the values below distort the actual fair value of a banking organization that is a going concern.

     The estimated fair values and carrying amounts of financial assets and liabilities are summarized as follows.


                                       DECEMBER 31, 2001          DECEMBER 31, 2000
                                       -----------------          -----------------
                                     ESTIMATED     CARRYING     ESTIMATED      CARRYING
                                     FAIR VALUE     AMOUNT      FAIR VALUE      AMOUNT
                                     ----------     ------      ----------      ------
                                                       (In thousands)
FINANCIAL ASSETS:
 Cash and due from banks             $  14,383    $  14,383      $   7,970    $   7,970
 Federal funds sold                     14,137       14,137             --           --
 Interest-bearing deposits               1,084        1,084             56           56
 Investment securities:
   Available for sale                   97,851       97,851         94,573       94,573
   Held to maturity                        500          500          5,912        6,026
 Net loans                             335,966      310,876        232,246      235,552
 Accrued interest receivable             2,939        2,939          2,517        2,517


FINANCIAL LIABILITIES:
 Deposits with no stated maturities  $ 150,225    $ 150,225      $ 109,557    $ 109,557
 Deposits with stated maturities       210,554      208,229        195,528      193,736
 Borrowings                             50,120       49,605         14,402       14,404
 Subordinated debt                       3,505        3,500          1,500        1,500
 Accrued interest payable                4,554        4,554          4,127        4,127
 Derivative financial instruments        2,055        2,055             --           --

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

     The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 2001 and 2000.

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

     Deposit liabilities: The fair value of deposits with no stated maturity (i.e., demand deposits, interest checking accounts, money market accounts and savings accounts) are by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Deposits with a stated maturity (time deposits), excluding IPCD's, have been valued using the present value of cash flows discounted at rates approximating the current market for similar deposits. The fair value of IPCD's was reported at face value net of the estimated fair value of embedded derivatives. Premier obtains estimated fair values of embedded derivatives from a third party financial institution.

     Borrowings: Borrowings have been valued using the present value of cash flows discounted at rates approximating the current market for similar liabilities.

     Subordinated debt: Fair values were estimated using the present value of the estimated cash flows using interest rates currently being offered for similar liabilities.

     Derivative Instruments: Derivative instruments are used only in relation to Premier's Index Powered SM Certificate of Deposit (IPCD) product. These derivatives are carried at fair value in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Premier obtains estimated fair values from a third party financial institution.

     Off-balance-sheet instruments: Off-balance-sheet instruments are primarily comprised of loan commitments that are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2001 and 2000 loan commitments were $42,397,000 and $32,340,000, respectively. Stand-by letters of credit were $3,242,000 and $3,006,000 at December 31, 2001 and 2000, respectively.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - PARENT COMPANY FINANCIAL INFORMATION


CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31,                                                      2001           2000
------------                                                      ----           ----
                                                                    (In thousands)
Assets
Cash on deposit with subsidiary bank                            $     91       $  1,359
Investment securities available for sale                              --          1,844
Investment in subsidiaries                                        29,562         23,269
Deferred issuance costs on capital securities                        424            440
Accrued interest receivable                                           10             52
Other                                                                243            239
                                                                --------       --------
Total assets                                                    $ 30,330       $ 27,203
                                                                ========       ========
Liabilities and shareholders' equity
Borrowings from subsidiary trust                                $ 10,310       $ 10,310
Accrued interest payable                                             334            334
Other                                                                 77            104
                                                                --------       --------
  Total liabilities                                               10,721         10,748

Shareholders' equity
Common stock                                                       1,070          1,025
Additional paid-in capital                                        12,085         11,792
Retained earnings                                                  9,455          6,921
Accumulated other comprehensive loss                              (3,001)        (3,283)
                                                                --------       --------
   Total shareholders' equity                                     19,609         16,455

Total liabilities and shareholders' equity                      $ 30,330       $ 27,203
                                                                ========       ========
CONDENSED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,                                  2001           2000
--------------------------------                                  -----          -----
                                                                   (In thousands)
Interest income on investment securities available for sale     $     88       $    145
Interest income on capital securities of subsidiary trust             27             27
Equity in undistributed income of subsidiaries                     3,556          3,072
                                                                --------       --------
Total income                                                       3,671          3,244
                                                                --------       --------

Interest expense                                                     884            884
Other expense                                                        253            299
                                                                --------       --------
Total expense                                                      1,137          1,183
                                                                --------       --------

Income before income tax                                           2,534          2,061
Income tax expense                                                    --             --
                                                                --------       --------
Net income                                                      $  2,534       $  2,061
                                                                ========       ========

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 19 - PARENT COMPANY FINANCIAL INFORMATION - (CONTINUED)

     CONDENSED STATEMENTS OF CASH FLOWS


FOR THE YEARS ENDED DECEMBER 31,                                  2001           2000
--------------------------------                                  -----          -----
                                                                     (In thousands)
Cash flows from operating activities:
Net income                                                      $  2,534        $ 2,061
Deduct items not affecting cash flows:
   Equity in undistributed income of subsidiaries                 (3,556)        (3,072)
   Amortization of deferred issuance costs on capital securities      16             16
   Increase in accrued interest receivable                           (20)           (22)
   (Increase) decrease in other assets                                (5)            23
   (Decrease) increase in other liabilities                          (27)            36
                                                                --------        -------
Net cash used in operating activities                             (1,058)          (958)

Cash flows from investing activities:
Capital investment in subsidiary bank                               (500)            --
                                                                --------        -------
Net cash used in investing activities                               (500)            --

Cash flows from financing activities:
Proceeds from exercised stock options                                290             76
                                                                --------        -------
Net cash provided by financing activities                            290             76

Net decrease in cash and cash equivalents                         (1,268)          (882)

Cash and cash equivalents at beginning of year                     1,359          2,241
                                                                --------        -------
Cash and cash equivalents at end of year                        $     91        $ 1,359
                                                                ========        =======


NOTE 20- REGULATORY RESTRICTIONS

     PBI and Premier are subject to various regulatory capital requirements of federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on PBI's and Premier's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under accounting practices, must be met. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - REGULATORY RESTRICTIONS - (CONTINUED)

     PBI and Premier must maintain certain minimum capital amounts and ratios to be considered adequately capitalized as set forth in the table below. Management believes that PBI and Premier met all relevant capital adequacy requirements at December 31, 2001 and 2000. Management also believes that PBI and Premier are "well capitalized" at December 31, 2001 and 2000 under the regulatory framework for prompt corrective action provisions of Section 38 of the Federal Deposit Insurance Act.

     To be categorized as "well capitalized," PBI and Premier must maintain the minimum ratios listed in the table below. Capital amounts and ratios are presented in the following table.

                                                                          REQUIRED TO BE             REQUIRED TO BE
                                                    ACTUAL           "ADEQUATELY CAPITALIZED"      "WELL CAPITALIZED"
                                                    ------            ----------------------        ----------------
                                            AMOUNT        RATIO         AMOUNT       RATIO       AMOUNT          RATIO
                                            -------       -----         -------      -----       -------         -----
                                                                   (Dollars in thousands)
DECEMBER 31, 2001
-----------------
Total capital to risk-weighted assets
   Premier Bancorp, Inc.                 $    39,927     10.62%      $    30,078     8.00%     $    37,598      10.00%
   Premier Bank                               39,569     10.54%           30,044     8.00%          37,555      10.00%
Tier 1 capital to risk-weighted assets
   Premier Bancorp, Inc.                      30,147      8.02%           15,039     4.00%          22,559       6.00%
   Premier Bank                               32,252      8.59%           15,022     4.00%          22,533       6.00%
Tier 1 capital to average assets
   Premier Bancorp, Inc.                      30,147      6.83%           17,668     4.00%          22,085       5.00%
   Premier Bank                               32,252      7.32%           17,630     4.00%          22,038       5.00%

DECEMBER 31, 2000
-----------------
Total capital to risk-weighted assets
   Premier Bancorp, Inc.                 $    34,272     12.04%      $    22,763     8.00%     $    28,454      10.00%
   Premier Bank                               30,681     10.88%           22,566     8.00%          28,208      10.00%
Tier 1 capital to risk-weighted assets
   Premier Bancorp, Inc.                      26,319      9.25%           11,382     4.00%          17,073       6.00%
   Premier Bank                               26,148      9.27%           11,283     4.00%          16,925       6.00%
Tier 1 capital to average assets
   Premier Bancorp, Inc.                      26,319      7.41%           14,201     4.00%          17,751       5.00%
   Premier Bank                               26,148      7.42%           14,105     4.00%          17,632       5.00%


                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - DIVIDEND POLICY

     PBI's ability to pay dividends is dependent upon its ability to obtain dividends from its subsidiaries, principally Premier. PBI's future dividend policy is subject to the discretion of its Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by PBI's Board of Directors out of funds legally available for that purpose.

     In accordance with the Pennsylvania Banking Code, Premier can only declare and pay dividends out of its accumulated net earnings which were $14,310,000 at December 31, 2001. Cash dividends require Federal Reserve Board approval if the total of all cash dividends declared in any calendar year, including the proposed cash dividend, exceeds the total of Premier's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. The Federal Deposit Insurance Act generally prohibits all payments of dividends by any bank which is in default of any FDIC assessment. As of December 31, 2001 and 2000, Premier was not in default of any FDIC assessments.


NOTE 22 - CAPITAL SECURITIES

     On August 11, 1998, PBI's subsidiary, PBI Capital Trust, issued $10,000,000 of 8.57% capital securities due August 15, 2028. The trust is a Delaware statutory business trust. PBI is the sole owner of the trust. The trust used the proceeds from the capital securities to acquire $10,000,000 in 8.57% junior subordinated deferrable interest debentures issued by PBI. The junior subordinated debentures are the sole assets of the trust, and payments under the junior subordinated debentures are the sole revenue of the trust. PBI Capital Trust used the proceeds from the sale of the junior subordinated debentures for general corporate purposes, including, but not limited to, investments in and advances to Premier, branch expansion, and funding loans. Proceeds from the capital securities provide PBI with additional Tier 1 and Tier 2 capital.

     Capital securities are reported in the Consolidated Statements of Financial Condition under the caption "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the corporation." Interest payments on these securities are reported in the Consolidated Statements of Operations under the caption "Minority interest in expense of subsidiary."

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 23 - OTHER COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income components and their related tax benefit/expense are as follows.


                                                                           BEFORE-TAX      TAX BENEFIT      NET-OF-TAX
FOR THE YEAR ENDED DECEMBER 31, 2001                                         AMOUNT         (EXPENSE)         AMOUNT
------------------------------------                                         ------         ---------         ------
                                                                                        (In thousands)
Unrealized gains on investment securities available for sale
   Unrealized holding gains arising during the period                        $   440         $  (149)         $   291
   Less: reclassification adjustment for gains included in net income            (13)              4               (9)
                                                                             -------         -------          -------
Other comprehensive income                                                   $   427         $  (145)         $   282
                                                                             =======         =======          =======


                                                                           BEFORE-TAX      TAX BENEFIT      NET-OF-TAX
FOR THE YEAR ENDED DECEMBER 31, 2000                                         AMOUNT         (EXPENSE)         AMOUNT
------------------------------------                                         ------         ---------         ------
                                                                                        (In thousands)
Unrealized gains on investment securities available for sale
   Unrealized holding gains arising during the period                        $ 2,438         $  (828)         $ 1,610
   Less: reclassification adjustment for gains included in net income             (3)              1               (2)
                                                                             -------         -------          -------
Other comprehensive income                                                   $ 2,435         $  (827)         $ 1,608
                                                                             =======         =======          =======

ITEM 8 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item, relating to directors, executive officers and control persons is set forth under the sections captioned "Directors and Executive Officers," "Information as to Nominees and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Registrant's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders, which sections are incorporated herein by reference.


ITEM 10 - EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Registrant's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is incorporated by reference to the information appearing under the caption "Beneficial Ownership by Directors, Nominees and Officers" in the Registrant's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders.

ITEM 13 - EXHIBITS LIST AND REPORTS ON FORM 8-K

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

     3.   Exhibits
          The following exhibits are incorporated by reference herein or annexed to this Form 10-KSB:

          3(i) Articles of Incorporation (Incorporated by reference to Exhibit
               3(i) to PBI's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2000 and amended on December 19, 2000).

          3(ii)By-Laws (Incorporated by reference to Exhibit 3(ii) to PBI's
               Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2000 and amended on December 19, 2000).

          10.1 Premier Bank's 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 99.6 to PBI's Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22,1997 and amended on September 9, 1997).

          10.2 Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and John C. Soffronoff (Incorporated by reference to
               Exhibit 10.2 to PBI's Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998).

          10.3 Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and John J. Ginley (Incorporated by reference to
               Exhibit 10.3 to PBI's Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998).

          10.4 Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and Bruce E. Sickel (Incorporated by reference to
               Exhibit 10.4 to PBI's Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998).

          11 Statement re: Computation of Earnings per share (Included at Note 12 to the 2001 Consolidated Financial Statements).

          21   Subsidiaries of the Registrant.

          23   Consent of Independent Auditors.


(b)  Reports on Form 8-K
     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


Premier Bancorp, Inc.

By: /s/ John C. Soffronoff                  President, Chief Executive Officer,         March 20, 2002
----------------------------------------    (Principal Executive Officer), Director
John C. Soffronoff


By: /s/ Bruce E. Sickel                     Chief Financial Officer, (Principal         March 20, 2002
----------------------------------------    Financial Officer), Director
Bruce E. Sickel


By: /s/ Joanne M. Calibeo                   Controller (Principal Accounting Officer)   March 20, 2002
---------------------------------------
Joanne M. Calibeo


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ John C. Soffronoff                  President, Chief Executive Officer,         March 20, 2002
----------------------------------------    (Principal Executive Officer), Director
John C. Soffronoff


By: /s/ Clark S. Frame                      Chairman of the Board, Director             March 20, 2002
----------------------------------------
Clark S. Frame


By: /s/ Bruce E. Sickel                     Chief Financial Officer, (Principal         March 20, 2002
----------------------------------------    Financial Officer), Director
Bruce E. Sickel


By: /s/ Barry J. Miles, Sr.                 Vice Chairman of the Board, Director        March 20, 2002
----------------------------------------
Barry J. Miles, Sr.


By: /s/ Daniel E. Cohen                     Director                                    March 20, 2002
----------------------------------------
Daniel E. Cohen


By: /s/ John J. Ginley                      Senior Lending Officer, Director            March 20, 2002
----------------------------------------
John J. Ginley


By: /s/ Dr. Thomas E. Mackell               Director                                    March 20, 2002
----------------------------------------
Dr. Thomas E. Mackell


By: /s/ Dr. Daniel A. Nesi                  Director                                    March 20, 2002
----------------------------------------
Dr. Daniel A. Nesi


By: /s/ Neil W. Norton                      Director                                    March 20, 2002
----------------------------------------
Neil W. Norton


By: /s/ Thomas M. O'Mara                    Director                                    March 20, 2002
----------------------------------------
Thomas M. O'Mara


By:                                         Director                                    March __, 2002
----------------------------------------
Michael J. Perrucci


By: /s/ Brian R. Rich                       Director                                    March 20, 2002
----------------------------------------
Brian R. Rich



By: /s/ Ezio U. Rossi                       Director                                    March 20, 2002
----------------------------------------
Ezio U. Rossi


By: /s/ Richard F. Ryon                     Director                                    March 20, 2002
----------------------------------------
Richard F. Ryon


By: /s/ Gerald Schatz                       Director                                    March 20, 2002
----------------------------------------
Gerald Schatz


By: /s/ Irving N. Stein                     Director                                    March 20, 2002
----------------------------------------
Irving N. Stein


By: /s/ Thomas P. Stitt                     Director                                    March 20, 2002
----------------------------------------
Thomas P. Stitt


By: /s/ HelenBeth Garofalo Vilcek           Director                                    March 20, 2002
---------------------------------
HelenBeth Garofalo Vilcek


By: /s/ John A. Zebrowski                   Director                                    March 20, 2002
----------------------------------------
John A. Zebrowski