Form 10-Q
period 2002-03-31
PREMIER BANCORP INC /PA/
filed 2002-05-06
CIK 1044651

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM .............. TO ..............

                         COMMISSION FILE NUMBER: 1-15513

                              PREMIER BANCORP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

              PENNSYLVANIA                                  23-2921058
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                     Identification No.)


                   379 NORTH MAIN STREET, DOYLESTOWN, PA 18901
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (215) 345-5100
                         -------------------------------
                         (Registrant's telephone number)

                                       N/A
                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,452,273 shares of $0.33 par value common stock issued and outstanding as of April 30, 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                              PREMIER BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                        2002               2001
                                                                                     ---------          ---------
                                                                                        (Dollars in thousands,
                                                                                         except share data)
ASSETS:
Cash and due from banks                                                              $  16,864          $  14,383
Short-term investments                                                                  25,176             14,137
Interest-bearing deposits                                                                1,198              1,084
                                                                                     ---------          ---------
Cash and cash equivalents                                                               43,238             29,604
Investment securities:
     Held to maturity (fair value $500 in 2002 and $500 in 2001)                           500                500
     Available for sale (amortized cost $101,962 in 2002 and $102,399 in 2001)          97,646             97,851
Loans receivable (net of allowance for loan losses of $4,102 in 2002
     and $3,817 in 2001)                                                               334,154            310,876
Loans held for sale                                                                        479                127
Other real estate owned                                                                    475                475
Premises and equipment                                                                   4,511              4,598
Accrued interest receivable                                                              2,813              2,939
Deferred income taxes                                                                    2,808              2,887
Other assets                                                                             1,033                712
                                                                                     ---------          ---------
Total assets                                                                         $ 487,657          $ 450,569
                                                                                     =========          =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND SHAREHOLDERS' EQUITY:
Deposits                                                                             $ 391,244          $ 358,282
Borrowings                                                                              52,233             49,605
Accrued interest payable                                                                 3,757              4,554
Other liabilities                                                                        6,095              5,019
Subordinated debt                                                                        3,500              3,500
                                                                                     ---------          ---------
Total liabilities                                                                      456,829            420,960

Corporation-obligated mandatorily redeemable capital securities of subsidiary
     trust holding solely junior subordinated debentures of the corporation             10,000             10,000

Shareholders' equity:
Preferred stock- no par value; 20,000,000 shares authorized; none issued  and
     outstanding                                                                            --                 --
Common stock- $0.33 par value; 30,000,000 shares authorized; issued and
     outstanding 3,367,466 at March 31, 2002 and 3,242,215 at December 31, 2001          1,111              1,070
Additional paid-in capital                                                              12,308             12,085
Retained earnings                                                                       10,257              9,455
Accumulated other comprehensive loss                                                    (2,848)            (3,001)
                                                                                     ---------          ---------
Total shareholders' equity                                                              20,828             19,609
                                                                                     ---------          ---------
Total liabilities, minority interest in subsidiary and shareholders' equity          $ 487,657          $ 450,569
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

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                     ---------------------------
                                                                         2002            2001
                                                                     -----------     -----------
                                                                       (In thousands, except
                                                                           per share data)
Interest income:
   Loans                                                             $     5,992     $     5,269
   Short-term investments and interest-bearing deposits                      103             143
   Investments:
   Taxable                                                                 1,222           1,400
   Tax-exempt                                                                247             202
                                                                     -----------     -----------
Total interest income                                                      7,564           7,014

Interest expense:
   Deposits                                                                3,327           3,889
   Borrowings                                                                519             219
                                                                     -----------     -----------
Total interest expense                                                     3,846           4,108
                                                                     -----------     -----------

Net interest income                                                        3,718           2,906
Provision for loan losses                                                    285             100
                                                                     -----------     -----------
Net interest income after loan loss provision                              3,433           2,806

Non-interest income:
   Service charges and other deposit-related fees                             94              69
   Loss, net, on sale of investment securities available for sale            (38)            (36)
   Gain on sale of loans held for sale                                        13               5
   Other fees                                                                 67              68
                                                                     -----------     -----------
Total non-interest income                                                    136             106

Non-interest expense:
   Salaries and employee benefits                                          1,257           1,075
   Occupancy                                                                 200             196
   Data processing                                                           255             239
   Professional services                                                      64              80
   Marketing                                                                  66             121
   Minority interest in expense of subsidiary                                218             218
   Other                                                                     424             364
                                                                     -----------     -----------
Total non-interest expense                                                 2,484           2,293
                                                                     -----------     -----------

Income before income tax                                                   1,085             619
Income tax expense                                                           283             155
                                                                     -----------     -----------
Net income                                                           $       802     $       464
                                                                     ===========     ===========

Earnings per common share:
   Basic                                                             $      0.24     $      0.15
   Diluted                                                           $      0.23     $      0.14

Weighted average number of common shares outstanding:
   Basic                                                               3,277,115       3,172,708
   Diluted                                                             3,429,582       3,366,671





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      FOR THE THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                      ---------------------
                                                                                         2002        2001
                                                                                      --------     --------
                                                                                         (In thousands)
OPERATING ACTIVITIES:
    Net income                                                                        $    802     $    464
    Adjustments to reconcile net income to cash provided by (used in) operating activities:
        Depreciation expense                                                               120          134
        Provision for loan losses                                                          285          100
        Amortization of premiums and discounts on investment securities available           36           40
        for sale
        Loss on sales of investment securities available for sale                           38           36
        Gain on sales of loans held for sale                                               (13)          (5)
        Originations of loans held for sale                                             (2,390)      (1,087)
        Proceeds from sales of loans held for sale                                       2,051          827
        Decrease (increase) in accrued interest receivable                                 126         (280)
        Increase in other assets                                                          (321)        (980)
        Increase in deferred loan fees                                                     227           48
        (Decrease) increase in accrued interest payable                                   (797)         373
        Increase (decrease) in other liabilities                                         1,090       (1,840)
                                                                                      --------     --------
Net cash provided by (used in) operating activities                                      1,254       (2,170)
                                                                                      --------     --------

INVESTING ACTIVITIES:
    Proceeds from sales of investment securities available for sale                     16,230       11,243
    Repayment of investment securities available for sale                                3,488        1,706
    Purchases of investment securities available for sale                              (19,355)      (5,958)
    Repayment of investment securities held to maturity                                     --          369
    Net increase in loans receivable                                                   (23,790)     (10,322)
    Purchases of premises and equipment                                                    (33)         (95)
                                                                                      --------     --------
Net cash used in investing activities                                                  (23,460)      (3,057)
                                                                                      --------     --------

FINANCING ACTIVITIES:
    Net increase in deposits                                                            32,962       11,118
    Net increase in borrowings less than 90 days                                         2,628        1,692
    Proceeds from exercised stock options                                                  250          241
                                                                                      --------     --------
Net cash provided by financing activities                                               35,840       13,051
                                                                                      --------     --------
Increase in cash and cash equivalents                                                   13,634        7,824

Cash and cash equivalents:
    Beginning of period                                                                 29,604        8,026
                                                                                      --------     --------
    End of period                                                                     $ 43,238     $ 15,850
                                                                                      ========     ========

SUPPLEMENTAL DISCLOSURES:
    Cash payments for:
        Interest expense                                                              $  4,643     $  3,735
        Taxes                                                                              650           50

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Change in the estimated fair value of investment securities available for sale    $    232     $    741
    Change in deferred tax asset related to investment securities available for            (79)        (252)
    sale
    Tax effect of exercised stock options                                                   14          165




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     Premier Bank provides a full range of banking services to individual and corporate customers through its branch banking system located in Bucks, Montgomery and Northampton Counties in Pennsylvania. Premier Bank is a Pennsylvania chartered commercial bank and a member of the Federal Reserve Bank of Philadelphia and the Federal Deposit Insurance Corporation. Premier Bank competes with other financial institutions and other financial services companies with respect to customers and services offered.

     Both PBI and Premier Bank are regulated and periodically examined by certain federal and state agencies.

2.   Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements of PBI have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Premier Bancorp, Inc. and its wholly-owned subsidiaries: Premier Bank, PBI Capital Trust, Lenders Abstract, LLC and Premier Bank Insurance Services, LLC. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, including elimination of all significant intercompany accounts and transactions, necessary to present fairly PBI's financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of December 31, 2001. These results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2001 included in PBI's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

3.   Use of Estimates

     In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States as applied to the banking industry, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses.

4.   Derivative Financial Instruments

     PBI and its subsidiaries have limited involvement with derivative financial instruments and currently use them only in relation to Premier Bank's Index Powered(SM) Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter of 2001, contains an embedded derivative feature that provides a potential return to the depositor based upon a formula that is dependent on the return of the Standard & Poor's 500 (R) Index. This innovative 5-year term deposit product allows the customer to receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured by the FDIC to the extent provided by law.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Derivative Financial Instruments (continued)

     Premier Bank entered into derivative contracts with the Federal Home Loan Bank of Pittsburgh (FHLB) in order to offset the risks associated with the variable cost of the IPCD. Under the terms of these derivative contracts, Premier Bank will receive an amount equal to the amount to be paid to the IPCD depositor in exchange for a periodic payment stream expressed as a rate of interest.

     The derivative contracts with the FHLB and the derivatives embedded in the IPCD are accounted for in accordance with Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Accordingly, PBI carries these derivatives at fair value in the Consolidated Balance Sheets and recognizes any changes in fair value in current period earnings. We obtain the fair value estimates for these derivatives from a third party financial institution.

     The notional amount of derivative contracts was $14,854,000 and $10,905,000 at March 31, 2002 and December 31, 2001, respectively. The fair value of derivatives is included in "Other liabilities" and approximated $2,614,000 and $2,055,000 at March 31, 2002 and December 31, 2001, respectively. During the first quarter of 2002, approximately $19,000 was recorded in other income for net changes in the fair value of derivatives compared to $7,000 in expense for the first quarter of 2001. The fair value adjustments are due to changes in prevailing interest rates and the resulting valuations of future payments due the FHLB. These valuation adjustments will cumulatively net to zero at the maturity of the contracts.

5.   Earnings Per Common Share

     Basic earnings per common share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period. Options to purchase 395,463 and 571,697 shares of common stock were outstanding at March 31, 2002 and 2001, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share. Options to purchase 51,998 shares of common stock were anti-dilutive for both the first quarter of 2002 and 2001, and were excluded from the calculation of earnings per diluted common share for the respective periods.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations.

                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                -------------------------------------------------
                                                  (Dollars in thousands, except per share data)
                                                                                         Per share
                                                 Net income            Shares              Amount
                                                ----------           ---------          ---------
Basic earnings per common share                 $      802           3,277,115          $    0.24
Effect of dilutive common stock options                 --             152,467              (0.01)
                                                ----------           ---------          ---------
Earnings per diluted common share               $      802           3,429,582          $    0.23
                                                ==========           =========          =========


                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                -------------------------------------------------
                                                (Dollars in thousands, except per share data)
                                                                                        Per share
                                                Net income             Shares             Amount
                                                ----------           ---------          ---------
Basic earnings per common share                 $      464           3,172,708          $    0.15
Effect of dilutive common stock options                 --             193,963              (0.01)
                                                ----------           ---------          ---------
Earnings per diluted common share               $      464           3,366,671          $    0.14
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

FOR THE THREE MONTHS ENDED MARCH 31,                                         2002      2001
                                                                         --------      --------
                                                                         (Dollars in thousands)
Net income                                                               $    802      $    464
Other comprehensive income, net of tax:
  Unrealized gains on investment securities available for sale:
    Unrealized holding gains during the period                                128           465
    Less: Reclassification adjustment for losses included in net income        25            24
                                                                         --------      --------
Other comprehensive income, net of tax                                        153           489
                                                                         --------      --------
Comprehensive income                                                     $    955      $    953
                                                                         ========      ========

7.   Preferred Stock

     On March 28, 2002, the shareholders of PBI approved an amendment to the Articles of Incorporation to authorize 20,000,000 shares of preferred stock. Articles of Amendment were filed with the Pennsylvania Department of State on March 29, 2002. Currently, PBI's board of directors intends to raise approximately $10,000,000 from the issuance of Series A Perpetual Non-Cumulative Preferred Stock in an underwritten public offering commencing in the second quarter of 2002.

     Earnings per common share will be impacted if dividends are paid on preferred stock.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the significant changes in the results of operations for the three months ended March 31, 2002 as compared to the same period in 2001 and changes in the balance sheet from December 31, 2001 to March 31, 2002. Current performance may not be indicative of future performance. This discussion should be read in conjunction with PBI's 2001 Annual Report on Form 10-KSB.

     Management has made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Premier Bancorp, Inc. and its subsidiaries, Premier Bank, PBI Capital Trust, Lenders Abstract, LLC and Premier Bank Insurance Services, LLC. When words such as "believes", "expects", "anticipates" or similar expressions occur in this Form 10-Q, management is making forward-looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this Form 10-Q, could affect the future financial results of Premier Bancorp, Inc. and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this From 10-Q. These factors include but are not limited to the following:

     o operating, legal and regulatory risks, such as continued levels of loan quality and origination volumes, continued relationships with major customers, and technological changes;

     o economic, political and competitive forces affecting Premier Bank's business, such as changes in economic conditions, especially in the bank's market area, interest rate fluctuations, competitive product and pricing pressures within the bank's market, personal and corporate bankruptcies, monetary policy and inflation;

     o    our ability to grow internally or through acquisitions; and

     o the risk that management's analyses of these risks and forces could be incorrect and or that the strategies developed to address them could be unsuccessful.

     Management cautions readers not to place undue reliance on these forward-looking statements that reflect its analysis only as of this date. Management is not obliged to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after this date. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including Annual Reports on Form 10-K and any current reports on Form 8-K.

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

     Premier Bank was organized in 1990 as a Pennsylvania chartered banking institution and began operations on April 24, 1992. The bank is a financial services provider whose business primarily consists of attracting retail deposits from the general public and originating loans to small to mid-sized businesses and their owners. The bank also invests in securities such as mortgage-backed securities, obligations of U.S. government agencies and government sponsored entities, corporate bonds and municipal bonds.

     Premier Bank's revenues are derived principally from interest on its loan and securities portfolios. The bank's primary sources of funds are deposits, repayments of loans and investment securities, and borrowed funds. Premier Bank has seven full-service Pennsylvania banking offices: Doylestown, Easton, Southampton, Bethlehem, Floral Vale, Bensalem and Montgomeryville. The bank also operates a limited service branch in the Heritage Towers Retirement Community in Doylestown. Premier Bank faces significant competition from other financial services companies, many of which are larger organizations with more resources and locations.

     Our consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowed money. We also generate non-interest income such as service charges on deposit products, fees from sales of title insurance and other fees. Our non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing, data processing costs and other operating expenses. The bank is subject to losses from its loan and investment portfolios if borrowers/issuers fail to meet their obligations or if the market value of the securities declines. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

MANAGEMENT'S STRATEGY

     Premier Bank's lending activities are specialized in small to mid-sized businesses and professionals. The bank seeks to fund these activities by developing a stable core deposit base catering primarily to retail and small to mid-sized business depositors. Premier Bank has a strong commitment to highly personalized customer service. To support its growth, without compromising personalized service, Premier Bank has made significant investments in experienced personnel and has incurred significant costs related to branch office expansion.

     Since Premier Bank's 1992 inception, it has grown to seven full-service Pennsylvania banking offices. The bank opened its fifth office in Bethlehem, Northampton County, in December 1999 and a limited service office in the Heritage Towers Retirement Community in Doylestown in July 2000. The bank opened its sixth and seventh Pennsylvania full-service offices in Bensalem and Montgomeryville in October 2000.

     In conjunction with its branch expansion, Premier Bank added significantly to its commercial lending staff in 1999 in order to grow the loan portfolio and shift assets toward loans and away from investments. However, investment securities can be added to a portfolio quickly as a means to generate additional earnings. Therefore, the bank may buy or sell investment securities from time to time depending on market conditions, business trends, liquidity and capital levels.

     In addition to the ongoing expansion of the bank's traditional business, management continuously reviews and considers new products and services to offer customers. These new products and services are largely intended to generate and increase fee income. In December 2000, PBI organized Lenders Abstract, LLC to generate fee income from the sales of title insurance policies. Substantially all of Lenders Abstract, LLC's business to date has been derived from Premier Bank's customers. During the three months ended March 31, 2002, Lenders Abstract, LLC generated $40,000 in fee income.

     In March 2002, the bank organized Premier Bank Insurance Services, LLC to further expand its diversification of products and services. This subsidiary will primarily sell long-term health care insurance policies on an agency basis. Although the limited liability company was organized and we have applied to the Pennsylvania Department of Insurance and Pennsylvania Department of Banking to obtain all necessary regulatory approvals, the subsidiary has not yet commenced operations. Management expects to receive all necessary approvals and commence business in the second quarter of 2002.

     Recent changes to federal banking laws allow financial institutions to engage in a broader range of activities than previously permitted. These legislative changes may serve to increase both opportunity as well as competition.

RESULTS OF OPERATIONS

     We reported net income of $802,000 or $.23 earnings per common share on a diluted basis for the three months ended March 31, 2002. This represents an increase of $338,000 or 73% from the net income of $464,000 or $.14 earnings per common share on a diluted basis reported for the same period in 2001. Net interest income was $812,000 higher in 2002 compared to 2001 due to a $94,127,000 or 27% increase in average interest-earning assets. Loans accounted for $80,903,000 of the growth in average interest-earning assets. As a result of this loan growth, a $285,000 loan loss provision was recorded for the three months ended March 31, 2002, which was $185,000 higher than the provision recorded in the first quarter of 2001. Overhead expenses were $191,000 or 8% higher for the three months ended March 31, 2002 compared to the same period in 2001. Overhead expenses continue to trend higher due in part to the overall growth of the company.

     Return on average assets and return on average shareholders' equity on an annualized basis were .71% and 15.85%, respectively, for the three months ended March 31, 2002 compared to .52% and 11.01%, respectively, for the same period in 2001. Return on average shareholders' equity, exclusive of the unrealized loss on investment securities available for sale, on an annualized basis, was 14.06% for the three months ended March 31, 2002 compared to 9.35% for the same period in 2001.

Net interest income

     Net interest income is the most significant component of our operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or "spread" between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment, the composition and characteristics of interest-earning assets and interest-bearing liabilities, and by competition. The interest rate spread is also influenced by differences in the maturity and repricing of assets versus the liabilities that fund them. During the past year, the bank aggressively grew its loan portfolio. Much of this growth was funded by deposit generation, mostly interest checking products. We face strong competition for both loans and deposits, which places pressure on the net interest margin.

     During 2001 the Federal Reserve cut the targeted federal funds rate an unprecedented eleven times for a total of 4.75% to a rate of 1.75%. These cuts lowered the rates on the bank's existing prime rate based loans and new loans. The magnitude of the Federal Reserve rate cuts increases the likelihood that customers with higher fixed rate loans will seek to renegotiate lower interest rates or prepay their loans. It is difficult to predict the extent or timing of such refinancing activity. However, management expects that the yield on the bank's loan portfolio will decline as this activity occurs. It is unknown to what extent the lower asset yields will be offset by lower cost of funds. The yield on average loans during the first quarter of 2002 was 7.52% compared with 8.80% for the first quarter of 2001 due in part to new loans originated and existing loans repricing in the lower rate environment compared to the prior comparable period. The rate on average interest-bearing liabilities declined from 5.51% for the first quarter of 2001 to 3.98% for the first quarter of 2002 due in part to the change in rate on and mix of deposit products. See the section entitled "Interest Rate Sensitivity."

     For the three months ended March 31, 2002, net interest income, on a tax-equivalent basis, was $845,000 higher than the same period in 2001. This increase was primarily a function of interest-earning asset growth and a lower yield on average interest-bearing liabilities. These favorable items were offset in part by a lower rate on average interest-earning assets and a lower ratio of average interest-earning assets to average interest-bearing liabilities.

     Average interest-earning assets grew $94,127,000 or 27% from $351,087,000 for the three months ended March 31, 2001 to $445,214,000 for the three months ended March 31, 2002. Average loan balances and average investments increased $80,903,000 and $1,709,000, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 116.10% for the three months ended March 31, 2001 to 113.69% for the three months ended March 31, 2002. The yield on average interest-earning assets and the rate on average interest-bearing liabilities decreased 121 basis points and 153 basis points, respectively, due to the decline in overall interest rates in 2001. The decrease in rate on average interest-bearing liabilities is mostly due to the repricing of certificates of deposit in the lower interest rate environment. Borrowings and subordinated debt also repriced lower in 2002.

     The net interest margin on a tax equivalent basis increased 3 basis points from 3.49% at March 31, 2001 to 3.52% at March 31, 2002. The net interest rate spread increased 32 basis points from 2.72% at March 31, 2001 to 3.04% at March 31, 2002.

     The following table sets forth, for the periods indicated, certain average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).

         AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------------------------------------------------------
                                                                 2002                                    2001
                                                  -----------------------------------    ------------------------------------
                                                   AVERAGE                    AVERAGE    AVERAGE                      AVERAGE
                                                  BALANCE       INTEREST        RATE     BALANCE       INTEREST         RATE
                                                  --------      --------      -------    --------     ---------       -------
                                                                            (Dollars in thousands)
Assets:
    Short-term investments                        $ 17,655      $     85         1.95%   $ 10,239     $     137         5.43%
    Interest-bearing deposits                        4,497            18         1.62%        398             6         6.11%
    Investment securities available for sale
       Taxable (1)                                  78,620         1,215         6.27%     74,911         1,305         7.07%
       Tax-exempt (1) (2)                           19,757           375         7.70%     16,508           306         7.52%
    Investment securities held to maturity             500             7         5.68%      5,749            95         6.70%
                                                  --------      --------      -------    --------     ---------       -------
       Total investment securities                  98,877         1,597         6.55%     97,168         1,706         7.12%
    Loans, net of unearned income (3) (4)          324,185         6,010         7.52%    243,282         5,278         8.80%
                                                  --------      --------      -------    --------     ---------       -------
    Total interest-earning assets                  445,214         7,710         7.02%    351,087         7,127         8.23%
    Cash and due from banks                         12,471                                  6,283
    Allowance for loan losses                       (3,904)                                (3,072)
    Other assets (5)                                 9,989                                  9,304
                                                  --------                               --------
Total assets                                      $463,770                               $363,602
                                                  ========                               ========
Liabilities, minority interest in subsidiary
     and shareholders' equity:
    Interest checking                             $ 77,736           535         2.79%   $ 25,214           157         2.53%
    Money market deposit accounts                   16,718            95         2.30%     17,351           197         4.60%
    Savings accounts                                45,704           251         2.23%     42,794           369         3.50%
    Time deposits                                  201,620         2,446         4.92%    199,216         3,166         6.45%
                                                  --------      --------      -------    --------     ---------       -------
       Total interest-bearing deposits             341,778         3,327         3.95%    284,575         3,889         5.54%
    Short-term borrowings                           16,311            31         0.77%     16,324           191         4.75%
    Long-term borrowings                            30,000           439         5.93%          -             -            -
    Subordinated debt                                3,500            49         5.68%      1,500            28         7.57%
                                                  --------      --------      -------    --------     ---------       -------
      Total interest-bearing liabilities           391,589         3,846         3.98%    302,399         4,108         5.51%
    Non interest-bearing deposits                   29,334                                 25,015
    Other liabilities                                9,721                                  6,053
    Capital securities                              10,000                                 10,000
    Shareholders' equity (6)                        23,126                                 20,135
                                                  --------                               --------
 Total liabilities, minority interest in
     subsidiary and shareholders' equity          $463,770                               $363,602
                                                  ========                               ========
    Net interest income/rate spread                             $  3,864         3.04%                $   3,019         2.72%
                                                                ========         ====                 =========         ====
    Net interest margin (7)                                                      3.52%                                  3.49%
     Average interest-earning assets as a
     percentage of average
     interest-bearing liabilities                   113.69%                                116.10%


----------
(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.
(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax equivalent basis using a 34% rate.
(3) Includes non-accrual loans of $2,690,000 on average for the three months ended March 31, 2002. There were no non-accrual loans during the three months ended March 31, 2001.
(4) Includes tax-exempt loans of $2,263,000 and $981,000 on average for the three months ended March 31, 2002 and 2001, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.
(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investment securities available for sale.
(6) Excludes the SFAS 115 valuation allowance on investment securities available for sale, net of tax.
(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

Non-interest income

     Non-interest income consists primarily of service charges on deposits, fees from sales of title insurance policies and gains (losses) on the sale of investment securities available for sale and loans held for sale.

     Total non-interest income was $136,000 for the three months ended March 31, 2002 compared to $106,000 for the same period in 2001. In 2001, our fee income included a $50,000 non-recurring fee related to a loan pay-off. Excluding this non-recurring 2001 fee, non-interest income increased $80,000 or 143% in the first quarter of 2002 compared to the first quarter of 2001. Of this increase, $25,000 pertained to service charges and activities related to deposit accounts which have grown considerably in the past year. An additional $30,000 in other fees was earned during the three months ended March 31, 2002 compared to the same period in 2001 primarily due to greater volume of sales of title insurance policies by Lender's Abstract, LLC. Other non-interest income in 2002 also included $19,000 in fair value adjustments related to Premier Bank's IPCD.

     During the first quarter of 2002, we recorded $38,000 in net losses on the sale of investment securities available for sale compared to $36,000 in net losses during the first quarter of 2001. The level of gains or losses on investment sales is primarily dependent upon the volume of transactions, the types of securities sold, timing and the interest rate environment, among other factors.

Non-interest expense

     For the three months ended March 31, 2002, non-interest expenses were $2,484,000 or $191,000 higher than the $2,293,000 recorded during the same period in 2001. Overhead expenses increased principally due to the continued growth of the company.

     Salaries and benefits were $182,000 higher in the first quarter of 2002, an increase of 17%, compared to the same period in 2001. This increase was principally due to an increase in the number of employees and salary adjustments. The number of full-time equivalent employees grew from 78 at March 31, 2001 to 83 at March 31, 2002. Professional services and marketing expenses were $71,000 lower, in the aggregate, for the first quarter of 2002, compared to the first quarter of 2001. Advertising expenses were reduced because deposit growth exceeded expectations. Other expenses consist primarily of furniture and equipment expense, employee travel, meals and entertainment, stationery, supplies, postage and Board of Directors' fees. The $60,000 or 16% increase in other expenses is principally attributed to the growth of the institution.

Provision for loan losses

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management's best estimate of known and inherent losses in the bank's loan portfolio. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, delinquency statistics, and the composition of loan types within the portfolio. There were no net charge-offs for the three months ended March 31, 2002 compared to $4,000 in net charge-offs during the same period in 2001. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, charge-off and non-performing trends may not be indicative of future performance.

     The provision for loan losses increased from $100,000 in the first quarter of 2001 to $285,000 in the first quarter of 2002. This increase is primarily due to greater loan growth during the first quarter of 2002 compared to the same period in 2001. Total gross loans grew $23,790,000 or 8% during the first quarter of 2002 compared to $10,318,000 or 4% during the same period in 2001. The loan loss allowance as a percentage of total loans was 1.21% at March 31, 2002 and 1.25% at March 31, 2001.

Income tax expense

     We recorded a $283,000 tax provision representing an effective tax rate of 26.1% for the three months ended March 31, 2002 compared to $155,000 or 25.0% for the same period in 2001. The effective tax rate was higher in 2002 principally due to a lower ratio of tax-exempt interest to total pre-tax income.

FINANCIAL CONDITION

     Consolidated assets grew $37,088,000 or 8% during the three months ended March 31, 2002 to $487,657,000. Cash and cash equivalents and total gross loans grew $13,634,000 and $23,790,000, respectively, during the three months ended March 31, 2002. Asset growth was primarily funded by a $32,962,000 increase in deposits for the first quarter of 2002. Most of the deposit growth was concentrated in interest checking products. Shareholders' equity increased $1,219,000 from $19,609,000 at December 31, 2001 to $20,828,000 at March 31,
2002. This increase was attributable to $802,000 in earnings, a $153,000 improvement in the estimated fair value of investment securities available for sale, net of tax, and $264,000 from the exercise of common stock options.

Investment securities

     Investment policies dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making the specific investment purchases within these standards. The carrying value of investment securities at March 31, 2002 totaled $98,146,000 or 20% of total assets. At March 31, 2002 approximately 50% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow. Corporate bonds and municipal bonds comprised 29% and 18% of the investment portfolio, respectively. At March 31, 2002, approximately 81% of the investment portfolio was fixed rate.

     Management buys and sells investment securities from time to time depending on market conditions, business trends, liquidity, and capital levels. Investment purchases provide a way to add assets quickly and generate additional earnings. The bank generally earns a positive interest spread by assuming interest rate risk and using deposits and/or borrowings to purchase securities with longer maturities.

     Management classifies investment securities at the time of purchase by one of three categories: trading, available for sale (AFS) or, held to maturity
(HTM). To date, management has not purchased any securities for trading purposes. Management classifies most securities as AFS even though it has no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. Securities AFS are marked to market in the Consolidated Balance Sheets with an adjustment to equity, net of tax, that is presented in the caption "Accumulated other comprehensive income (loss)."

     At March 31, 2002, the AFS portfolio had an estimated market depreciation of $4,316,000 before tax and an equity adjustment of $2,848,000, net of tax. This represents a $153,000 improvement in the estimated fair value of securities AFS, net of tax, over the prior year-end. The market depreciation is largely concentrated in the bank's corporate bond portfolio, which had an unrealized loss of $3,333,000 at March 31, 2002. At March 31, 2002, the corporate bond portfolio amounted to $28,892,000 or 29% of the total investment portfolio. Approximately 59% of corporate bonds are fixed rate and 41% are variable rate at March 31, 2002.

     Following the issuance of PBI's $10,000,000 of capital securities in August 1998, management began investing in similar type securities issued by other banking companies. These investments were classified as corporate bonds. Management believes that the market valuations of certain corporate bonds were discounted beyond the effects of interest rate changes because they were issued by non-rated or below investment grade rated companies. The carrying value of non-rated or below investment grade rated corporate bonds was $12,793,000 at March 31, 2002.

     Management evaluated the credit quality of corporate bond issuers prior to purchasing these securities and monitors them on an ongoing basis. Management believes that the credit quality of the corporate bond portfolio is sound and that the company will ultimately be repaid. Therefore, management views the unrealized loss in the market value of the corporate bonds as temporary. If, at some future date, management believes that this loss is other than temporary or that the recovery of the unrealized loss on corporate bonds is not probable, we will recognize the loss through earnings, which would reduce regulatory capital.

     Corporate bonds are classified as available for sale allowing us the flexibility to sell them and adjust the portfolio as future conditions change. During the first quarter of 2002, $5,900,000 of fixed rate corporate bonds were sold while $2,000,000 of variable rate corporate bonds were purchased.

                              INVESTMENT PORTFOLIO

                                                      MARCH 31, 2002
                                ---------------------------------------------------
                                      HELD TO MATURITY        AVAILABLE FOR SALE
                                -------------------------   -----------------------
                                AMORTIZED     ESTIMATED     AMORTIZED    ESTIMATED
                                  COST        FAIR VALUE       COST      FAIR VALUE
                                ---------     ----------    ---------    ----------
                                                   (In thousands)
Mortgage-backed securities      $     --      $     --      $ 49,479      $ 49,202
Municipal securities                  --            --        18,125        17,419
Equity securities                     --            --         2,023         2,023
Corporate bonds                       --            --        32,225        28,892
Other debt securities                500           500           110           110
                                --------      --------      --------      --------
Total                           $    500      $    500      $101,962      $ 97,646
                                ========      ========      ========      ========

                                                 DECEMBER 31, 2001
                                --------------------------------------------------
                                      HELD TO MATURITY        AVAILABLE FOR SALE
                                -------------------------   ----------------------
                                AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                  COST       FAIR VALUE      COST       FAIR VALUE
                                ---------    ----------    ---------    ----------
                                                   (In thousands)
Mortgage-backed securities      $     --      $     --      $ 43,286      $ 43,365
Municipal securities                  --            --        20,796        20,031
Equity securities                     --            --         2,023         2,023
Corporate bonds                       --            --        36,184        32,322
Other debt securities                500           500           110           110
                                --------      --------      --------      --------
Total                           $    500      $    500      $102,399      $ 97,851
                                ========      ========      ========      ========

Loans

     Gross loans increased $23,790,000 or 8% from $316,066,000 at December 31, 2001 to $339,856,000 at March 31, 2002.

     We originate a wide variety of loans primarily to small to mid-sized businesses and professionals. Our policies as well as applicable laws and regulations require risk analysis and ongoing portfolio and credit management. The majority of our loan portfolio is collateralized, at least in part, by real estate in the greater Delaware and Lehigh Valleys of Pennsylvania and New Jersey. Real estate values are typically subject to risks associated with the general economy, among other matters.

     Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. We manage credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. We manage interest rate risk using various asset/liability modeling techniques and analyses. Most loans are adjustable rate that reset in intervals of five years or less. When possible, the bank also originates variable rate loans.

                                 LOAN PORTFOLIO


                                              MARCH 31, 2002                  DECEMBER 31, 2001
                                       ---------------------------         -------------------------
                                        AMOUNT          % OF TOTAL         AMOUNT         % OF TOTAL
                                       --------         ----------         --------       ----------
                                                          (Dollars in thousands)
Real estate-farmland                   $    209            0.06%          $    214            0.07%
Real estate-construction                  8,564            2.52%            15,911            5.03%
Real estate-residential                  31,569            9.29%            30,188            9.55%
Real estate-multifamily                  18,091            5.33%            15,011            4.75%
Real estate-commercial                  233,244           68.63%           208,412           65.94%
Commercial                               47,146           13.87%            45,238           14.31%
Consumer                                  1,033            0.30%             1,092            0.35%
                                       --------         -------           --------       ---------
Total loans                             339,856          100.00%           316,066          100.00%
                                                         ======                             ======
Less:
    Deferred loan fees                   (1,600)                            (1,373)
    Allowance for loan losses            (4,102)                            (3,817)
                                       --------                           --------
Total loans, net                       $334,154                           $310,876
                                       ========                           ========

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

     Estimates are used to determine the allowance for loan losses. A variety of factors are considered in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, and other factors previously described. Borrower risk ratings are determined by loan officers at the inception of each loan and are subject to on-going analysis and update by an independent loan reviewer. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate.

     Because the bank is only ten years old with a limited history of loan losses, management also uses peer group analysis to gauge the overall reasonableness of loan loss reserves. While management calculates the allowance based on specific loans or loan categories, it considers the total allowance available for losses in the entire loan portfolio. Changes in economic conditions and the financial condition of borrowers can occur quickly, and as a result, impact management's estimates.

     We maintained an unallocated loan loss reserve at March 31, 2001 based on a shift in risk ratings following the hiring of an independent loan reviewer in the second quarter of 1999. This unallocated reserve was based on the assumption that additional risk factors would be identified and further changes to risk ratings would be made as this independent review process was consistently applied to the entire commercial loan portfolio over an extended period of time. We adjusted our loan scoring system in 2001 to reflect current economic conditions and trends in risk ratings over the past several years. As a result, there are no unallocated loan loss reserves at March 31, 2002 or December 31, 2001.

     Regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgment and information available to them at the time of examination.

     Management considers the allowance for loan losses to be appropriate. To comply with industry reporting requirements, management allocated the allowance for loan losses by loan categories in the table below. Management does not intend to imply that actual future charge-offs will necessarily follow this allocation or that any portion of the allowance is restricted.

                       ALLOWANCE FOR LOAN LOSS ALLOCATION

                                 MARCH 31, 2002         DECEMBER 31, 2001        MARCH 31, 2001
                              ----------------------   ----------------------   ----------------------
                                          % LOANS TO               % LOANS TO               % LOANS TO
                              AMOUNT     TOTAL LOANS   AMOUNT     TOTAL LOANS   AMOUNT     TOTAL LOANS
                              ------     -----------   ------     -----------   ------     -----------
                                 (Dollars in thousands)
Balance at end of period
   applicable to:
Real estate-farmland          $    2           0.06%   $    2           0.07%   $    2           0.09%
Real estate-construction          74           2.52%      115           5.03%       38           2.43%
Real estate-residential          275           9.29%      266           9.55%      236          10.62%
Real estate-multi-family         121           5.33%      103           4.75%       69           4.82%
Real estate-commercial         2,551          68.63%    2,338          65.94%    1,516          68.29%
Commercial                     1,069          13.87%      982          14.31%      687          13.63%
Consumer                          10           0.30%       11           0.35%       13           0.12%
Unallocated                       --          --           --          --          567          --
                              ------     -----------   ------     -----------   ------     -----------
Total                         $4,102         100.00%   $3,817         100.00%   $3,128         100.00%
                              ======     ===========   ======     ===========   ======     ===========


     At March 31, 2002, the allowance for loan losses totaled $4,102,000 or 1.21% of total loans compared to 1.21% and 1.25% at December 31, 2001 and March 31, 2001, respectively.

     The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, current charge-off and non-performing asset trends may not be indicative of future performance.

                            ALLOWANCE FOR LOAN LOSSES


                                              FOR THE THREE          FOR THE          FOR THE THREE
                                              MONTHS ENDED         YEAR ENDED          MONTHS ENDED
                                              MARCH 31, 2002    DECEMBER 31, 2001    MARCH 31, 2001
                                              --------------    -----------------    --------------
                                                              (Dollars in thousands)
Balance at beginning of period                   $  3,817            $  3,032            $  3,032

Charge-offs
   Real estate-commercial                              --                  29                  --
   Commercial                                          --                   4                   4
                                                 --------            --------            --------
Total charge-offs                                      --                  33                   4
Recoveries                                             --                  --                  --
                                                 --------            --------            --------
Net charge-offs                                        --                  33                   4
Provision for loan losses                             285                 818                 100
                                                 --------            --------            --------
Balance at end of period                         $  4,102            $  3,817            $  3,128
                                                 ========            ========            ========
Total gross loans:
Average                                          $325,803            $271,318            $244,168
End of period                                    $339,856            $316,066            $249,763
Ratios:
Net charge-offs to:
   Average loans                                       --                0.01%                 --
   Loans at end of period                              --                0.01%                 --
   Allowance for loan losses                           --                0.86%               0.13%
   Provision for loan losses                           --                4.03%               4.00%

Allowance for loan losses to:
   Total gross loans at end of period                1.21%               1.21%               1.25%
   Non-performing loans                            156.03%             142.05%                N/M(1)

----------
(1) N/M stands for "not meaningful". There were no non-performing loans at March 31, 2001.

Non-performing assets

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. Non-performing assets represented .64% and .70% of total assets at March 31, 2002 and December 31, 2001, respectively.

                              NON-PERFORMING ASSETS


                                                       MARCH 31, 2002   DECEMBER 31, 2001
                                                       --------------   -----------------
                                                            (Dollars in thousands)
Loans past due 90 days or more and accruing              $   --           $   --
Non-accrual loans                                         2,629            2,687
Other real estate owned                                     475              475
                                                         ------           ------
   Total non-performing assets                           $3,104           $3,162
                                                         ======           ======

Ratio of non-performing loans to total loans               0.77%            0.85%

Ratio of non-performing assets to total assets             0.64%            0.70%

     At March 31, 2002 and December 31, 2001, three unrelated borrowers with loan balances of $2,629,000 and $2,687,000, respectively, in the aggregate were classified as non-accrual. The non-accrual loan total was substantially comprised of one borrower totaling $2,218,000 and $2,330,000 at March 31, 2002 and December 31, 2001, respectively. This borrower's enterprise failed and we placed the relationship on non-accrual in November 2001. We expect repayment from liquidation of collateral and other sources.

     The average balance of non-accrual loans was $2,690,000 for the three months ended March 31, 2002. There was no interest income recognized on non-accrual/impaired loans during the three months ended March 31, 2002 and 2001. Total interest income that would have been recognized on non-accrual loans was $62,000 and $0 for the three months ended March 31, 2002 and 2001, respectively.

Loans held for sale

     We use an outside company to originate and sell residential mortgages on our behalf. The balance of loans held for sale was $479,000 at March 31, 2002 compared to $127,000 at December 31, 2001. The increase in loans held for sale relates to the timing of residential mortgage loan originations versus their sale.

     We sold $2,038,000 and $822,000 of residential mortgages during the three months ended March 31, 2002 and March 31, 2001, respectively. Residential mortgage originations and sales are significantly influenced by the interest rate environment.

Deferred taxes

     Deferred taxes decreased $79,000 in the first quarter of 2002 taxes from $2,887,000 at December 31, 2001 to $2,808,000 at March 31, 2002. This decrease relates to the change in the estimated fair value of investment securities available for sale.

Other assets

     The $321,000 increase in other assets from $712,000 at December 31, 2001 to $1,033,000 at March 31, 2002 was primarily due to an increase in normal prepaid operating expenses.

Deposits

     We are largely dependent upon our base of competitively priced core deposits to provide a stable source of funding. The bank has retained and grown its customer base since inception through a combination of price, quality service, customer confidence, convenience, a stable and experienced staff and through expansion of our network of offices. Core deposits, which exclude time deposits of $100,000 and greater, grew $32,446,000 or 11% during the three months ended March 31, 2002 to $336,726,000. This growth was primarily generated by the Golden Checking product, which is an interest-bearing checking account. The bank has maintained the rate payable on this account at an annual percentage yield of 3.05% despite the falling rate environment. As prevailing interest rates declined, Golden Checking accounts increased $42,323,000 in the first quarter of 2002 and the bank's deposit mix, although still heavily concentrated in time deposits, shifted significantly toward non-maturity interest checking products. Interest checking accounts at March 31, 2002 were $101,065,000 or 26% of total deposits compared to $58,826,000 or 16% of total deposits at December 31, 2001. Total time deposits at March 31, 2002 were $194,734,000 or 50% of total deposits compared to $208,057,000 or 58% of total deposits at December 31, 2001. Approximately $62,286,000 of time deposits will mature after one year.

     Total deposits increased $32,962,000 or 9% during the three months ended March 31,2002 to $391,244,000. Total average deposits increased $61,522,000 or 20% from $309,590,000 at March 31, 2001 to $371,112,000 at March 31, 2002.
Non-interest-bearing deposits are an important source of funds for a bank because they lower overall deposit costs. The average balance of these accounts increased $4,319,000 or 17% during the three months ended March 31, 2002 compared to the same period in 2001. The interest rates offered on most deposit products were lowered in 2001 and the first quarter of 2002 in response to overall market conditions. Management expects the certificate of deposit portfolio to continue to reprice lower in 2002, as higher rate accounts mature.

     The growth of mutual funds over the past decade has made it increasingly difficult for financial institutions to attract deposits. The continued flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans, as well as a generally strong economy, have, until recently, fueled high returns for these investments, and in particular, certain equity funds. In 2001 and, continuing to date, the returns of the domestic equity markets have been weak and volatile as the U.S. economy was generally sluggish. These conditions improved the environment for deposit acquisition for financial institutions as investors sought the relative safety of FDIC insured deposits, despite a low interest rate environment.

     We plan to continue to grow deposits through promotions, business development programs, maturation of existing branches and branch expansion. In October 2000, Premier Bank opened its sixth and seventh Pennsylvania branches in Montgomeryville and Bensalem, respectively. The bank also opened a limited service branch at Heritage Towers in Doylestown, Pennsylvania in July 2000. In addition, Premier Bank introduced the IPCD product in the first quarter of 2001. The IPCD product contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500(R) Index. This innovative deposit product allows a customer to receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured by the FDIC to the extent provided by law. As of March 31, 2002, the bank generated $14,854,000 in IPCD deposits with an initial term of five years. Approximately $12,345,000 of IPCD balances at March 31, 2002 are from institutional depositors. These depositors generally require us to obtain letters of credit guaranteeing the principal amounts of IPCD's in excess of FDIC insured levels. As of March 31, 2002, Premier Bank maintained $10,500,000 in letters of credit from the FHLB for this purpose. The amount of IPCD product, net of embedded derivatives, included in total deposits in the Consolidated Balance Sheet at March 31, 2002 was $12,329,000. See the section entitled "Derivative Financial Instruments."

                        DEPOSITS BY MAJOR CLASSIFICATION

                                                    MARCH 31, 2002                     DECEMBER 31, 2001
                                          -------------------------------       ---------------------------------
                                          WEIGHTED                              WEIGHTED
                                          AVERAGE                               AVERAGE
                                          INTEREST                 % OF         INTEREST                    % OF
                                            RATE      AMOUNT       TOTAL          RATE         AMOUNT       TOTAL
                                          --------    ------       -----        ---------      ------       -----
                                                                   (Dollars in thousands)
Interest checking                          2.83%    $ 101,065      25.83%          2.69%    $  58,826      16.42%
Money market                               2.30%       16,985       4.34%          2.32%       16,997       4.74%
Savings                                    2.24%       46,651      11.93%          2.25%       44,059      12.30%
Time                                       4.65%      194,734      49.77%          5.31%      208,057      58.07%
                                           ----       -------      -----           ----       -------      -----
     Total interest-bearing deposits       3.71%      359,435      91.87%          4.27%      327,939      91.53%
                                           ====                                    ====
Non interest-bearing deposits                          31,809       8.13%                      30,343       8.47%
                                                    ---------     ------                    ---------     ------
Total deposits                                      $ 391,244     100.00%                   $ 358,282     100.00%
                                                    =========     ======                    =========     ======

Borrowings

     Borrowings increased $2,628,000 from $49,605,000 at December 31, 2001 to $52,233,000 at March 31, 2002.

     Included in borrowings are customer repurchase agreements of $22,233,000 and $19,605,000 at March 31, 2002 and December 31, 2001, respectively. The balance in customer repurchase agreements fluctuates daily because it is dependent on the level of available funds in depositor accounts. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. The bank controls these pledged securities.

     Borrowings also included $30,000,000 in long-term advances from the FHLB at both March 31, 2002 and December 31, 2001.

     The weighted average interest rate on borrowings was 3.68% and 3.83% at March 31, 2002 and December 31, 2001, respectively.

Other liabilities

     Other liabilities increased $1,076,000 from $5,019,000 at December 31, 2001 to $6,095,000 at March 31, 2002. This increase relates principally to a $1,086,000 increase in normal operating accounts and a $559,000 increase in the balance of derivatives related to our IPCD product. These increases were partially offset by a $132,000 decrease in accrued compensation expenses and a $381,000 decrease in federal income taxes payable.

CAPITAL ADEQUACY

     Capital is fundamental to support our continued growth. In addition, PBI and Premier Bank are subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier 1 capital (shareholders' equity plus the allowable portion of the minority interest in equity of subsidiaries, minus unrealized gains or plus unrealized losses on available for sale securities, and minus certain intangible assets), Tier 2 capital (which includes a portion of the allowance for loan losses, minority interest in equity of subsidiaries and subordinated debt), and total capital (Tier 1 plus Tier 2). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet financial instruments, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier 1 leverage ratio standards, which measure the ratio of Tier 1 capital to total average quarterly assets.

     At March 31, 2002, management believes that PBI and Premier Bank are "well capitalized" and in compliance with all regulatory capital requirements. However, our asset growth rate continues to exceed our returns on shareholders' equity. This trend is expected to continue and will require us to obtain additional capital during the second quarter of 2002 to maintain our "well capitalized" status and our growth rate.

     On March 28, 2002, PBI's shareholders approved an amendment to our Articles of Incorporation that authorizes the board of directors to issue up to 20,000,000 shares of preferred stock. Management intends to raise $10,000,000 from the issuance of Series A Preferred Stock in an underwritten public offering, which we expect to commence in the second quarter of 2002. The securities to be sold may only be sold pursuant to a prospectus. Neither we nor our underwriter is offering to sell nor are we soliciting offers to buy the securities in any jurisdiction where the offer or sale is not permitted. Management makes no assurances that it will be able to raise such financing during the second quarter on acceptable terms, if at all.

     The tables below depict our capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by FDIC regulations.

                               CAPITAL COMPONENTS

                                                                       MARCH 31,   DECEMBER 31,
                                                                          2002        2001
                                                                       --------      --------
                                                                       (Dollars in thousands)
Tier 1
Shareholders' equity                                                   $ 20,828      $ 19,609
Allowable portion of minority interest in equity of subsidiary            7,891         7,537
Net unrealized losses on investment securities available for sale         2,848         3,001
                                                                       --------      --------
Total Tier 1 Capital                                                   $ 31,567      $ 30,147
                                                                       ========      ========

Tier 2
Allowable portion of minority interest in equity
   of subsidiary                                                       $  2,109      $  2,463
Allowable portion of the allowance for loan losses                        4,102         3,817
Allowable portion of subordinated debt                                    3,500         3,500
                                                                       --------      --------
Total Tier 2 Capital                                                   $  9,711      $  9,780
                                                                       ========      ========

Total Capital                                                          $ 41,278      $ 39,927

Risk-weighted assets                                                   $398,647      $375,981



                                 CAPITAL RATIOS

                                                                                       "ADEQUATELY      "WELL
                                                                                      CAPITALIZED"   CAPITALIZED"
                                                  MARCH 31, 2002    DECEMBER 31, 2001     RATIOS       RATIOS
                                                  --------------    -----------------     ------       ------
Total risk-based capital/risk-weighted assets          10.35%            10.62%            8.00%      10.00%
Tier 1 capital/risk-weighted assets                     7.92%             8.02%            4.00%       6.00%
Tier 1 capital/average assets (leverage ratio)          6.81%             6.83%            4.00%       5.00%

INTEREST RATE SENSITIVITY

     We are subject to the interest rate risk inherent in our lending, investing and financing activities. Fluctuations in interest rates will impact both the interest income/expense and market value of all interest-earning assets and interest-bearing liabilities, other than those with a short term to maturity.

     The primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income while creating an asset/liability structure that maximizes earnings. The Asset Liability Management Committee actively monitors and manages our interest rate exposure using gap analysis and simulation models. Simulation models require significant assumptions about future business trends and interest rates.

     Gap analysis measures the difference between volumes of interest rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis depicts interest sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not always impact assets and liabilities at the same time or in the same magnitude. Furthermore, gap analysis does not consider future growth, changes in asset and liability composition or market conditions.

     A positive gap results when the amount of interest rate-sensitive assets exceeds interest rate-sensitive liabilities repricing within the relevant time period and, generally means that the institution will benefit during periods of rising interest rates. A negative gap results when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets repricing within the relevant time period and, generally means that the institution will benefit during periods of falling interest rates. As depicted in the table below, we have a cumulative negative gap within the one and three-year time intervals.

                                        WITHIN      4 TO 6        7 MONTHS       1 TO 3        3 TO 5       AFTER
MARCH 31, 2002                         3 MONTHS     MONTHS       TO 1 YEAR        YEARS         YEARS       5 YEARS       TOTAL
                                       ---------    ---------     ---------     ---------     ---------    ---------    ---------
                                                                           (Dollars in thousands)
Assets
   Short-term investments              $  25,176    $      --     $      --     $      --     $      --    $      --    $  25,176
   Interest-bearing deposits               1,198           --            --            --            --           --        1,198
   Investment securities                  20,840        2,547         3,508         9,009         4,985       57,257       98,146
   Loans, net of deferred fees            66,165       13,333        20,829       105,841       123,088        9,000      338,256
                                       ---------    ---------     ---------     ---------     ---------    ---------    ---------
Total interest rate-sensitive assets   $ 113,379    $  15,880     $  24,337     $ 114,850     $ 128,073    $  66,257    $ 462,776
                                       =========    =========     =========     =========     =========    =========    =========
Total cumulative assets                $ 113,379    $ 129,259     $ 153,596     $ 268,446     $ 396,519    $ 462,776
                                       =========    =========     =========     =========     =========    =========

Liabilities
   Interest checking, money market
     and savings accounts              $   6,588    $   4,941     $   9,882     $  98,821     $  32,940    $  11,529    $ 164,701
   Time deposits                          70,308       24,235        37,905        38,232        23,962           92      194,734
   Short-term borrowings                  22,233           --            --            --            --           --       22,233
   Long-term borrowings                       --           --            --            --            --       30,000       30,000
   Subordinated debt                       2,000           --         1,500            --            --           --        3,500
                                       ---------    ---------     ---------     ---------     ---------    ---------    ---------
Total interest rate-sensitive
liabilities                            $ 101,129    $  29,176     $  49,287     $ 137,053     $  56,902    $  41,621    $ 415,168
                                       =========    =========     =========     =========     =========    =========    =========
Total cumulative liabilities           $ 101,129    $ 130,305     $ 179,592     $ 316,645     $ 373,547    $ 415,168
                                       =========    =========     =========     =========     =========    =========
Gap during period                      $  12,250    $ (13,296)    $ (24,950)    $ (22,203)    $  71,171    $  24,636    $  47,608
                                       =========    =========     =========     =========     =========    =========    =========
Cumulative gap                         $  12,250    $  (1,046)    $ (25,996)    $ (48,199)    $  22,972    $  47,608
                                       =========    =========     =========     =========     =========    =========
Cumulative gap as a percentage of:
Interest-earning assets                     2.65%      (0.23%)       (5.62%)      (10.42%)         4.96%       10.29%
Total assets                                2.51%      (0.21%)       (5.33%)       (9.88%)         4.71%        9.76%

     We use two different simulation models to measure and monitor interest rate risk. One model is a licensed software program that is run internally and incorporates all of management's assumptions including future growth. The other is a program developed by an outside consulting firm utilizing data we supply (the "consulting model"), and considers only the existing composition and characteristics of the balance sheet without giving effect to anticipated future growth and interest rate changes. Although management has and expects to continue to grow interest-sensitive assets and liabilities, its assumptions about future growth and interest rates are excluded from the consulting model. Management believes that this approach provides a more conservative measure of our interest rate risk because assumed growth at current market interest rates tends to lessen the effects of rate changes in simulation models in the short-term.

     Actual results may differ from simulated results due to various factors including the time and magnitude of interest rate changes, changes in customer behavior, effects of competition, and other factors. These variables influence the interest-rate spread and product mix. The consulting model predicts a base net interest income amount that is larger than that actually earned in the past 12 months or last fiscal year. This is principally the result of an actual increase in earning assets over the past year, which created a larger starting point for the next 12-month projection. Past experience drives many of the assumptions used in the models. Actual results could vary substantially if our future performance differs from past experience.

     The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2002, under alternate interest rate scenarios using the consulting model described above.


                                           NET INTEREST
CHANGE IN INTEREST RATES                      INCOME             DOLLAR CHANGE           PERCENT CHANGE
-------------------------------------------------------------------------------------------------------
                                                      (Dollars in thousands)
+200 Basis Points                           $ 16,182                $(620)                   -3.69%
+100 Basis Points                             16,500                 (302)                   -1.80%
Flat Rate                                     16,802                    -                        -
-100 Basis Points                             16,995                  193                     1.15%
-200 Basis Points                             16,999                  197                     1.17%

     Simulation models require assumptions about certain categories of assets and liabilities. The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments. For investment securities, we use a third party service to provide cash flow estimates in the various rate environments. Savings accounts, including passbook, statement savings, money market, and interest checking accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The consulting model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term. As a result, the mix of interest-earning assets and interest bearing-liabilities is held constant.

LIQUIDITY

     Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. Our primary sources of funds are deposits, proceeds from principal and interest payments on loans and investments, sales of investment securities AFS and borrowings. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities prepayments are influenced by interest rates, economic conditions, and competition. Deposit growth within the banking industry has been generally slow due to strong competition from a variety of financial services companies. Competition for deposits may require banks to increase rates on deposits or expand their branch office networks to adequately grow deposits in the future.

     For the three months ended March 31, 2002, cash and cash equivalents increased $13,634,000. Operating and financing activities provided cash and cash equivalents of $1,254,000 and $35,840,000, respectively, while investing activities used $23,460,000. The cash provided by financing activities was primarily from an increase in deposits and borrowings. Deposits and borrowings increased by $32,962,000 and $2,628,000, respectively. Other significant sources of cash included principal repayments on loans and mortgage-backed securities and sales and calls of investment securities. Together, this cash was used to finance loan growth of $23,790,000.

     For the three months ended March 31, 2001, cash and cash equivalents increased $7,824,000. Operating and investing activities used cash and cash equivalents of $2,170,000 and $3,057,000, respectively, while financing activities provided $13,051,000. The cash provided by financing activities was primarily from an increase in deposits and borrowings. The $11,118,000 increase in deposits was primarily in time deposits and money market accounts. Cash was also provided by the sale of fixed rate investment securities AFS. Together, this cash was primarily used for loan originations and the purchase of variable rate mortgage-backed securities. For the three months ended March 31, 2001, loans grew $10,322,000 while investments decreased $7,360,000, exclusive of the change in unrealized losses on investment securities AFS.

     We monitor our liquidity position on a daily basis. We use overnight federal funds and interest-bearing deposits in other banks to absorb daily excess liquidity. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Federal funds are sold or purchased through a correspondent bank, which diversifies the holdings to an approved group of commercial banks throughout the country. If the bank requires funds beyond its ability to generate them internally, additional sources of funds are available through use of a $6,000,000 unsecured federal funds line of credit with its correspondent bank, and its $72,823,000 borrowing limit at the FHLB. The bank could also sell or borrow against certain investment securities. At March 31, 2002, the bank had available borrowing capacity of $32,323,000 and $6,000,000 with the FHLB and a correspondent bank, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

     We have limited involvement with derivative financial instruments and currently use them only in relation to Premier Bank's Index Powered (SM) Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter 2001, contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500(R) Index. This innovative 5-year term deposit product allows the customer to receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured in its principal amount by the FDIC to the extent provided by law.

     We entered into derivative contracts with the FHLB in order to offset the risks associated with the variable cost of the IPCD. Under the terms of these derivative contracts, Premier Bank will receive an amount equal to the amount to be paid to the IPCD depositor, in exchange for a periodic payment stream expressed as a rate of interest.

     The derivative contracts with the FHLB and the derivatives embedded in the IPCD are accounted for in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Accordingly, PBI carries these derivatives at fair value in the Consolidated Balance Sheets and recognizes any changes in fair value in current period earnings.

     The notional amount of derivative contracts was $14,854,000 and $10,905,000 at March 31, 2002 and December 31, 2001, respectively. The fair value of derivatives is included in "Other liabilities" and approximated $2,614,000 and $2,055,000 at March 31, 2002 and December 31, 2001, respectively. During the first quarter of 2002, approximately $19,000 was recorded in other income for net changes in the fair value of derivatives compared to $7,000 in expense for the first quarter of 2001. The fair value adjustments are due to changes in prevailing interest rates and the resulting valuations of future payments due the FHLB. These valuation adjustments will cumulatively net to zero at the maturity of the contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There was no impact on earnings, financial condition, or equity upon adoption of Statement No. 142 on January 1, 2002.

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

     The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. There was no impact on earnings, financial condition, or equity upon adoption of Statement No. 144 on January 1, 2002.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is set forth in Item 2, above.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     At March 31, 2002, there were no known material legal proceedings pending against PBI, its subsidiaries or its property. In addition, no material proceedings are known to be contemplated by government authorities against PBI, its subsidiaries or its property.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 28, 2002, PBI's shareholders adopted an amendment to the Articles of Incorporation. The amendment authorizes the board of directors to issue up to 20,000,000 shares of preferred stock in one or more classes or series as determined by the board. The amendment and the Articles of Incorporation are filed as Exhibit 4.1 to PBI's Registration Statement No. 333-87420 on Form S-2 filed with the SEC on May 2, 2002.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     PBI held a special meeting of shareholders on March 28, 2002. At the meeting, the shareholders adopted an amendment to Article 5 of Premier Bancorp, Inc.'s Amended and Restated Articles of Incorporation, authorizing 20,000,000 shares of preferred stock.

     The vote tabulation with regard to the amendment is as follows:

1,820,411  FOR             40,978  AGAINST           7,782  ABSTAIN

ITEM 5 -- OTHER INFORMATION

     None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are incorporated by reference herein or attached to this Form 10-Q:

       3(i)   Articles of Incorporation. (Incorporated by reference to Exhibit
              4.1 to PBI's Registration Statement No. 333-87420 on Form S-2 filed with the SEC on May 2, 2002.)

       3(ii) By-Laws. (Incorporated by reference to Exhibit 3(ii) to PBI's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2000 and amended on December 19, 2000.)

       10.1 Premier Bank's 1995 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22,1997 and amended on September 9, 1997.)

       10.2 Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and John C. Soffronoff. (Incorporated by reference to Exhibit
              10.2 to our Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998.)

       10.3 Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and John J. Ginley. (Incorporated by reference to Exhibit
              10.3 to our Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998.)

       10.4 Change of Control Agreement between Premier Bancorp, Inc., Premier Bank and Bruce E. Sickel. (Incorporated by reference to Exhibit
              10.4 to our Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998.)

       11     Statement re: computation of per share earnings.

(b)    Reports on Form 8-K

       None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Premier Bancorp, Inc.
                                ----------------------
                                Registrant



DATE                            SIGNATURE
----                            ---------
May 2, 2002                     /s/ John C. Soffronoff
                                ----------------------
                                John C. Soffronoff
                                President, Chief Executive Officer, Director
                                (Principal Executive Officer)

May 2, 2002                     /s/ Bruce E. Sickel
                                -------------------
                                Bruce E. Sickel
                                Chief Financial Officer, Director
                                (Principal Financial Officer)

                                INDEX OF EXHIBITS


                                                                                                  Page
                                                                                                  ----

3(i)   Amended and Restated Articles of Incorporation. (Incorporated by                            *
       reference to Exhibit 4.1 to PBI's Registration Statement No. 333-87420 on
       Form S-2 filed with the SEC on May 2, 2002.)

3(ii)  By-Laws. (Incorporated by reference to Exhibit 3(ii) to PBI's Quarterly                     *
       Report  on Form 10-QSB filed with the SEC on November 14, 2000 and amended on December 19, 2000.)

10.1   Premier Bank's 1995 Incentive Stock Option Plan. (Incorporated by                           *
       reference to Exhibit 99.6 to PBI's Registration Statement No. 333-34243
       on Form S-4 filed with the SEC on August 22,1997 and amended on September
       9, 1997.)

10.2   Change of Control Agreement between Premier Bancorp, Inc., Premier Bank                     *
       and John C. Soffronoff. (Incorporated by reference to Exhibit 10.2 to
       PBI's Quarterly Report on Form 10-QSB filed with the SEC on November 13,
       1998.)

10.3   Change of Control Agreement between Premier Bancorp, Inc., Premier Bank                     *
       and John J. Ginley. (Incorporated by reference to Exhibit 10.3 to PBI's
       Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998.)

10.4   Change of Control Agreement between Premier Bancorp, Inc., Premier Bank                     *
       and Bruce E. Sickel. (Incorporated by reference to Exhibit 10.4 to PBI's
       Quarterly Report on Form 10-QSB filed with the SEC on November 13, 1998.)

11     Statement re: computation of per share earnings.


*      Incorporated by reference.