Form 10-Q
period 2002-06-30
PREMIER BANCORP INC /PA/
filed 2002-08-14
CIK 1044651

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM .............. TO ..............

                         COMMISSION FILE NUMBER: 1-15513

                              PREMIER BANCORP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

                           PENNSYLVANIA                                          23-2921058
 (State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

                   379 NORTH MAIN STREET, DOYLESTOWN, PA 18901
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (215) 345-5100
                                 --------------
                         (Registrant's telephone number)

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

         State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,417,073 shares of $0.33 par value common stock issued and outstanding as of July 31, 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                              PREMIER BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30, 2002
                                                                                          (UNAUDITED)       DECEMBER 31, 2001
                                                                                           ---------             ---------
                                                                                               (DOLLARS IN THOUSANDS)
ASSETS:
Cash and due from banks                                                                    $  20,005             $  14,383
Short-term investments                                                                        44,775                14,137
Interest-bearing deposits                                                                      4,292                 1,084
                                                                                           ---------             ---------
Cash and cash equivalents                                                                     69,072                29,604
Investment securities:
    Held to maturity (fair value $500 in 2002 and $500 in 2001)                                  500                   500
    Available for sale (amortized cost $87,422 in 2002 and $102,399 in 2001)                  84,800                97,851
Loans receivable (net of allowance for loan losses of $4,338 in 2002
    and $3,817 in 2001)                                                                      349,087               310,876
Loans held for sale                                                                               80                   127
Other real estate owned                                                                           --                   475
Premises and equipment                                                                         4,522                 4,598
Accrued interest receivable                                                                    2,863                 2,939
Deferred income taxes                                                                          2,232                 2,887
Other assets                                                                                     931                   712
                                                                                           ---------             ---------
Total assets                                                                               $ 514,087             $ 450,569
                                                                                           =========             =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND SHAREHOLDERS' EQUITY:
Deposits                                                                                   $ 405,702             $ 358,282
Borrowings                                                                                    49,513                49,605
Accrued interest payable                                                                       2,586                 4,554
Other liabilities                                                                              7,087                 5,019
Subordinated debt                                                                              3,500                 3,500
                                                                                           ---------             ---------
Total liabilities                                                                            468,388               420,960

Corporation-obligated mandatorily redeemable capital securities of subsidiary
    trust holding solely junior subordinated debentures of the corporation                    10,000                10,000

SHAREHOLDERS' EQUITY:
Preferred stock- no par value; 20,000,000 shares authorized; Series A Preferred
    issued and outstanding 552,000 at June 30, 2002 and none at December 31, 2001             12,345                    --
Common stock- $0.33 par value; 30,000,000 shares authorized; issued and
    outstanding 3,452,273 at June 30, 2002 and 3,242,215 at December 31, 2001                  1,139                 1,070
Additional paid-in capital                                                                    12,545                12,085
Retained earnings                                                                             11,400                 9,455
Accumulated other comprehensive loss                                                          (1,730)               (3,001)
                                                                                           ---------             ---------
Total shareholders' equity                                                                    35,699                19,609
                                                                                           ---------             ---------
Total liabilities, minority interest in subsidiary and shareholders' equity                $ 514,087             $ 450,569
                                                                                           =========             =========

The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                        ENDED JUNE 30,
                                                                      (UNAUDITED)                           (UNAUDITED)
                                                              -----------------------------        -----------------------------
                                                                 2002              2001               2002              2001
                                                              -----------       -----------        -----------       -----------
                                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST INCOME:
   Loans                                                      $     6,468       $     5,523        $    12,460       $    10,792
   Short-term investments and interest-bearing deposits               109                52                212               195
   Investments:
      Taxable                                                       1,234             1,521              2,456             2,921
      Tax-exempt                                                      225               239                472               441
                                                              -----------       -----------        -----------       -----------
Total interest income                                               8,036             7,335             15,600            14,349

INTEREST EXPENSE:
   Deposits                                                         3,252             3,777              6,579             7,666
   Borrowings                                                         529               436              1,048               655
                                                              -----------       -----------        -----------       -----------
Total interest expense                                              3,781             4,213              7,627             8,321
                                                              -----------       -----------        -----------       -----------
Net interest income                                                 4,255             3,122              7,973             6,028
Provision for loan losses                                             240               239                525               339
                                                              -----------       -----------        -----------       -----------
Net interest income after loan loss provision                       4,015             2,883              7,448             5,689

NON-INTEREST INCOME:

   Service charges and other deposit-related fees                      96                84                190               153
   Gain (loss), net, on sale of investment securities
      available for sale                                               77                33                 39                (3)
   Gain (loss) on sale of other real estate owned                      33               (17)                33               (17)
   Gain on sale of loans held for sale                                 12                20                 25                25
   Other fees                                                         111                60                159               128
                                                              -----------       -----------        -----------       -----------
Total non-interest income                                             329               180                446               286

NON-INTEREST EXPENSE:

   Salaries and employee benefits                                   1,283             1,088              2,540             2,163
   Occupancy                                                          200               194                400               390
   Data processing                                                    294               244                549               483
   Professional services                                               83                85                147               165
   Marketing                                                           87               103                153               224
   Minority interest in expense of subsidiary                         218               218                436               436
   Other                                                              549               377                954               741
                                                              -----------       -----------        -----------       -----------
Total non-interest expense                                          2,714             2,309              5,179             4,602
                                                              -----------       -----------        -----------       -----------

Income before income tax                                            1,630               754              2,715             1,373
Income tax expense                                                    487               189                770               344
                                                              -----------       -----------        -----------       -----------
Net income                                                    $     1,143       $       565        $     1,945       $     1,029
                                                              ===========       ===========        ===========       ===========

EARNINGS PER COMMON SHARE:

   Basic                                                      $      0.33       $      0.18        $      0.58       $      0.32
   Diluted                                                    $      0.32       $      0.16        $      0.56       $      0.30

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

   Basic                                                        3,440,186         3,223,965          3,359,112         3,198,478
   Diluted                                                      3,548,846         3,446,395          3,489,676         3,406,674

The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                                  (UNAUDITED)
                                                                                         -----------------------------
                                                                                           2002                 2001
                                                                                         --------             --------
                                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES:
    Net income                                                                           $  1,945             $  1,029
    Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation expense                                                                    238                  267
      Provision for loan losses                                                               525                  339
      Amortization of premiums and discounts on investment securities                          59                   89
      available for sale
      (Gain) loss on sales of investment securities available for sale                        (39)                   3
      (Gain) loss on sales of other real estate owned                                         (33)                  17
      Gain on sales of loans held for sale                                                    (25)                 (25)
      Originations of loans held for sale                                                  (3,966)              (3,922)
      Proceeds from sales of loans held for sale                                            4,038                3,585
      Decrease (increase) in accrued interest receivable                                       76                 (301)
      Increase in other assets                                                               (219)                (372)
      Increase in deferred loan fees                                                          344                  172
      Decrease in accrued interest payable                                                 (1,968)                 (12)
      Increase (decrease) in other liabilities                                              2,146                  (86)
                                                                                         --------             --------
Net cash provided by operating activities                                                   3,121                  783
                                                                                         --------             --------

INVESTING ACTIVITIES:
    Proceeds from sales of investment securities available for sale                        34,273               21,111
    Repayment of investment securities available for sale                                   6,654                5,020
    Purchases of investment securities available for sale                                 (25,970)             (32,081)
    Repayment of investment securities held to maturity                                        --                1,528
    Net increase in loans receivable                                                      (39,080)             (33,192)
    Proceeds from sales of other real estate owned                                            508                  235
    Purchases of premises and equipment                                                      (162)                (142)
                                                                                         --------             --------
Net cash used in investing activities                                                     (23,777)             (37,521)
                                                                                         --------             --------

FINANCING ACTIVITIES:
    Net increase in deposits                                                               47,420                7,987
    Net (decrease) increase in borrowings less than 90 days                                   (92)               6,790
    Proceeds from borrowings greater than 90 days                                              --               30,000
    Net proceeds from preferred stock offering                                             12,345                   --
    Proceeds from exercised common stock options                                              451                  241
                                                                                         --------             --------
Net cash provided by financing activities                                                  60,124               45,018
                                                                                         --------             --------
Increase in cash and cash equivalents                                                      39,468                8,280

Cash and cash equivalents:
    Beginning of period                                                                    29,604                8,026
                                                                                         --------             --------
    End of period                                                                        $ 69,072             $ 16,306
                                                                                         ========             ========

Supplemental disclosures:
    Cash payments for:
      Interest expense                                                                   $  9,595             $  8,333
      Taxes                                                                                 1,230                  210

Supplemental disclosure of noncash activities:

    Change in the estimated fair value of investment securities available for            $  1,926             $    392
    sale

    Change in deferred tax asset related to investment securities available                  (655)                (133)
    for sale
    Tax effect of exercised common stock options                                               78                  187

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

2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements of PBI have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Premier Bancorp, Inc. and its wholly-owned subsidiaries: Premier Bank, PBI Capital Trust, Lenders Abstract, LLC and Premier Bank Insurance Services, LLC. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, including elimination of all significant intercompany accounts and transactions, necessary to present fairly PBI's financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of December 31, 2001. These results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2001 included in PBI's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

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

4.       DERIVATIVE FINANCIAL INSTRUMENTS

      PBI and its subsidiaries have limited involvement with derivative financial instruments and currently use them only in relation to Premier Bank's Index Powered SM Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter of 2001, contains an embedded derivative feature that provides a potential return to the depositor based upon a formula that is dependent on the return of the Standard & Poor's 500 (R) Index. This innovative 5-year term deposit product allows the customer to receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured by the FDIC to the extent provided by law.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     The notional amount of derivative contracts was $16,098,000 and $10,905,000 at June 30, 2002 and December 31, 2001, respectively. The fair value of derivatives is included in "Other liabilities" and approximated $2,773,000 and $2,055,000 at June 30, 2002 and December 31, 2001, respectively. During the three and six months ended June 30, 2002 approximately $115,000 and $95,000, respectively, was recorded in other expense for net changes in the fair value of derivatives compared to $15,000 and $22,000 in expense for the three and six months ended June 30, 2001, respectively. The fair value adjustments are due to changes in prevailing interest rates and the resulting valuations of future payments due to the FHLB.

5.   EARNINGS PER COMMON SHARE

     Basic earnings per common share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period. Options to purchase 303,748 and 556,278 shares of common stock were outstanding at June 30, 2002 and 2001, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share. Options to purchase 51,998 shares of common stock were anti-dilutive and excluded from the calculation of earnings per diluted common share for the three and six months ended June 30, 2002 and 2001.

     Earnings are reduced by the amount of dividends declared on preferred stock, if any. There were no dividends declared on preferred stock during the three and six months ended June 30, 2002.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       EARNINGS PER COMMON SHARE (CONTINUED)

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations.

                                                                         COMMON            PER COMMON
FOR THE THREE MONTHS ENDED JUNE 30, 2002           NET INCOME            SHARES           SHARE AMOUNT
                                                   ---------            ---------         ------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Basic earnings per common share                    $   1,143            3,440,186            $0.33
Effect of dilutive common stock options                 --                108,660            (0.01)
                                                   ---------            ---------            -----
Diluted earnings per common share                  $   1,143            3,548,846            $0.32
                                                   =========            =========            =====

                                                                         COMMON            PER COMMON
FOR THE THREE MONTHS ENDED JUNE 30, 2001           NET INCOME            SHARES           SHARE AMOUNT
                                                   ---------            ---------         ------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Basic earnings per common share                    $     565            3,223,965            $0.18
Effect of dilutive common stock options                 --                222,430            (0.02)
                                                   ---------            ---------            -----
Diluted earnings per common share                  $     565            3,446,395            $0.16
                                                   =========            =========            =====

                                                                         COMMON           PER COMMON
FOR THE SIX MONTHS ENDED JUNE 30, 2002            NET INCOME             SHARES           SHARE AMOUNT
                                                   ---------            ---------         ------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Basic earnings per common share                    $   1,945            3,359,112            $0.58
Effect of dilutive common stock options                 --                130,564            (0.02)
                                                   ---------            ---------            -----
Diluted earnings per common share                  $   1,945            3,489,676            $0.56
                                                   =========            =========            =====

                                                                         COMMON           PER COMMON
FOR THE SIX MONTHS ENDED JUNE 30, 2001            NET INCOME             SHARES           SHARE AMOUNT
                                                   ---------            ---------         ------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Basic earnings per common share                    $   1,029            3,198,478            $0.32
Effect of dilutive common stock options                 --                208,196            (0.02)
                                                   ---------            ---------            -----
Diluted earnings per common share                  $   1,029            3,406,674            $0.30
                                                   =========            =========            =====

6.    COMPREHENSIVE INCOME

     The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. The only component of other comprehensive income is the change in the estimated fair value of investment securities available for sale.

                                                           FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                      JUNE 30, 2002        JUNE 30, 2001        JUNE 30, 2002        JUNE 30, 2001
                                                         --------             --------             --------             --------
                                                                                 (DOLLARS IN THOUSANDS)
Net income                                               $  1,143             $    565             $  1,945             $  1,029
Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment
     securities available for sale:
    Unrealized holding gains (losses) during                1,169                 (208)               1,297                  257
    the period
    Reclassification adjustment for (gains)
     losses included in net income                            (51)                 (22)                 (26)                   2
                                                         --------             --------             --------             --------
Other comprehensive income (loss), net of tax               1,118                 (230)               1,271                  259
                                                         --------             --------             --------             --------
Comprehensive income                                     $  2,261             $    335             $  3,216             $  1,288
                                                         ========             ========             ========             ========

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.       PREFERRED STOCK

     On June 19, 2002, PBI completed its public offering of 552,000 shares of Series A 9.25% Non-Cumulative Perpetual Preferred Stock at $25.00 per share. PBI's Series A Preferred Stock trades on the AMEX under the symbol PPA.Pr.A. Dividends on the Series A Preferred Stock, if declared by the board of directors, are payable quarterly.

     On July 11, 2002 PBI's board of directors approved a cash dividend of $.2698 per share to shareholders of record on July 16, 2002. This dividend totaling $149,000 was paid on July 31, 2002 and represented payment for the period from June 19, 2002 to July 30, 2002, the amount of time the shares of Series A Preferred Stock have been outstanding.

8.       COMMON STOCK BUY-BACK PROGRAM

     On July 11, 2002 PBI's board of directors approved a plan to purchase up to 4.9% of its outstanding common stock in the open market or in privately negotiated transactions. PBI expects to fund these purchases using available excess capital.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the significant changes in the results of operations for the three and six months ended June 30, 2002 as compared to the same periods in 2001 and changes in the balance sheet from December 31, 2001 to June 30, 2002. Current performance may not be indicative of future performance. This discussion should be read in conjunction with PBI's 2001 Annual Report on Form 10-KSB.

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

     Shareholders should note that many factors, some of which are discussed elsewhere in this Form 10-Q, could affect the future financial results of PBI and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this Form 10-Q. These factors include but are not limited to the following:

     - operating, legal and regulatory risks, such as continued levels of loan quality and origination volumes, continued relationships with major customers, and technological changes;

     - economic, political and competitive forces affecting Premier Bank's business, such as changes in economic conditions, especially in the bank's market area, interest rate fluctuations, competitive product and pricing pressures within the bank's market, personal and corporate bankruptcies, monetary policy and inflation;

     -    our ability to grow internally or through acquisitions; and

     - the risk that management's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

     Our consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowed money. We also generate non-interest income such as service charges on deposit products, fees from sales of title insurance and other fees. Our non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing, data processing costs and other operating expenses. The bank is subject to losses from its loan and investment portfolios if borrowers/issuers fail to meet their obligations or if the market value of its investment securities declines. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

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

     In conjunction with its branch expansion, Premier Bank added significantly to its commercial lending staff in order to grow the loan portfolio and shift assets toward loans and away from investments. However, investment securities can be added to a portfolio quickly as a means to generate additional earnings. Therefore, the bank may buy or sell investment securities from time to time depending on market conditions, business trends, liquidity and capital levels.

     In addition to the ongoing expansion of the bank's traditional business, management continuously reviews and considers new products and services to offer customers. These new products and services are largely intended to generate and increase fee income. In December 2000, we organized Lenders Abstract, LLC to generate fee income from the sales of title insurance policies. Substantially all of Lenders Abstract, LLC's business to date has been derived from Premier Bank's customers. During the three and six months ended June 30, 2002, Lenders Abstract, LLC generated fee income of $46,000 and $86,000, respectively.

     In March 2002, we organized Premier Bank Insurance Services, LLC to further diversify our products and services. This subsidiary will primarily sell long-term health care insurance policies on an agency basis. Premier Bank Insurance Services, LLC commenced operations in June 2002.

     Recent changes to federal banking laws allow financial institutions to engage in a broader range of activities than previously permitted. These legislative changes may serve to increase both opportunity as well as competition.

CRITICAL ACCOUNTING POLICIES

     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

     In management's opinion, the most critical accounting policies impacting PBI's consolidated financial statements are:

     Evaluation of the allowance for loan losses

     The loan loss allowance policy involves significant judgments and assumptions by management that may have a material impact on the carrying value of net loans and, potentially, on the net income recognized from period to period. For a description of our accounting policies and estimation methodology related to the allowance for loan losses, see "Allowance for loan losses," below.

     Accrual and recognition of interest on loans

     These policies involve significant judgments and assumptions by management, which may have a material impact on the interest income recognized from period to period. For a description of our accounting policies in connection with accrual and recognition of interest on loans, see Note 1 (Summary of Significant Accounting Policies) to PBI's audited consolidated financial statements for the fiscal year ended December 31, 2001 (the "Annual Financial Statements") included in Form 10-K for the year ended December 31, 2001.

     Realization of deferred income tax items

     Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled, "Deferred income taxes." These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of deferred tax assets for financial reporting purposes. For a more detailed description of these items and estimates, see Note 13 (Income Taxes) to the Annual Financial Statements included in Form 10-K for the year ended December 31, 2001.

     Unrealized gains and losses on debt securities available for sale

     We receive estimated fair values of debt securities from an independent valuation service and brokers. In developing these fair values, the valuation service and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Based on experience, management is aware that estimated fair values of debt securities vary among brokers and other valuation services. Debt securities available for sale are mostly comprised of mortgage-backed securities and corporate bonds. For more detail on the estimated fair value of debt securities, see "Investment securities," below.

     The Notes to our consolidated financial statements set forth herein and in the Annual Financial Statements identify other significant accounting policies used in the development and presentation of our financial statements. This discussion and analysis, the significant accounting policies and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of our results of operations.

RESULTS OF OPERATIONS

     We reported net income of $1,143,000 or $.32 earnings per common share on a diluted basis for the three months ended June 30, 2002. This represents an increase of $578,000 or 102% from the net income of $565,000 or $.16 earnings per common share on a diluted basis reported for the same period in 2001. Net interest income was $1,133,000 higher in 2002 compared to 2001 due to a $101,991,000 or 27% increase in average interest-earning assets and a wider net interest rate spread and margin. Loans accounted for $88,363,000 of the growth in average interest-earning assets. Our net interest rate spread increased 51 basis points from 2.79% for the three months ended June 30, 2001 to 3.30% for the three months ended June 30, 2002. Our net interest margin increased 21 basis points from 3.50% for the three months ended June 30, 2001 to 3.71% for the three months ended June 30, 2002. Non-interest income was $149,000 or 83% higher for the three months ended June 30, 2002 compared to the same period in 2001. Non-interest income was higher in 2002 due primarily to gains on the sales of other real estate owned, a small business administration (SBA) loan, and investment securities available for sale. Non-interest expenses were $405,000 or 18% higher for the three months ended June 30, 2002 compared to the same period in 2001. Non-interest expenses continue to trend higher due in part to the overall growth of the company.

     Return on average assets and return on average common shareholders' equity on an annualized basis were .93% and 20.80%, respectively, for the three months ended June 30, 2002 compared to .59% and 12.72%, respectively, for the same period in 2001. Return on average common shareholders' equity, exclusive of the unrealized loss on investment securities available for sale, on an annualized basis, was 18.72% for the three months ended June 30, 2002 compared to 10.88% for the same period in 2001.

     We reported net income of $1,945,000 or $.56 earnings per common share on a diluted basis for the six months ended June 30, 2002. This represents an increase of $916,000 or 89% from the net income of $1,029,000 or $.30 earnings per common share on a diluted basis reported for the same period in 2001. Net interest income was

$1,945,000 higher in 2002 compared to 2001 due to a $98,097,000 or 27% increase in average interest-earning assets and a wider net interest rate spread and margin. Loans accounted for $84,681,000 of the growth in average interest-earning assets. Our net interest rate spread increased 42 basis points from 2.76% for the six months ended June 30, 2001 to 3.18% for the six months ended June 30, 2002. Our net interest margin increased 13 basis points from 3.49% for the six months ended June 30, 2001 to 3.62% for the six months ended June 30, 2002. Non-interest income was $160,000 or 56% higher for the six months ended June 30, 2002 compared to the same period in 2001. Non-interest income was higher in 2002 due primarily to an increase in service charges and other deposit related fees and gains from the sales of an SBA loan, other real estate owned and investment securities available for sale. Non-interest expenses were $577,000 or 13% higher for the six months ended June 30, 2002 compared to the same period in 2001. Non-interest expenses continue to trend higher due in part to the overall growth of the company.

         Return on average assets and return on average common shareholders' equity on an annualized basis were .82% and 18.43%, respectively, for the six months ended June 30, 2002 compared to .56% and 11.89%, respectively, for the same period in 2001. Return on average common shareholders' equity, exclusive of the unrealized loss on investment securities available for sale, on an annualized basis, was 16.47% for the six months ended June 30, 2002 compared to 10.13% for the same period in 2001.

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

     Responding to generally weak economic conditions, the Federal Reserve cut the targeted federal funds rate by an unprecendented 4.75% to a rate of 1.75% in 2001. As a result, the current interest rate environment is at one of its all time historic low levels. The bank's interest-earning assets and interest-bearing liabilities continue to originate and reprice in this lower rate environment. The yields on average loans for the three and six months ended June 30, 2002 were 7.50% and 7.51%, respectively, compared to 8.57% and 8.68%, respectively, for the three and six months ended June 30, 2001. Similarly, the yields on average investments for the three and six months ended June 30, 2002 were 6.23% and 6.39%, respectively, compared to 6.88% and 6.99%, respectively, for the three and six months ended June 30, 2001 due in part to the repricing of variable rate securities and the restructuring of the portfolio at current rates. The rate on average interest-bearing liabilities declined from 5.24% for the three months ended June 30, 2001 to 3.60% for same period in 2002 and from 5.37% for the six months ended June 30, 2001 to 3.78% for the same period in 2002 due in part to lower rates. In the current environment we had considerable success in raising non-maturity deposits that are generally less costly than time deposits. Changes in the composition of our interest-earning assets and interest-bearing liabilities combined with lower rates had a positive effect on the net interest rate spread and margin for the three and six months ended June 30, 2002 compared to the same periods in 2001.

     For the three and six months ended June 30, 2002, net interest income, on a tax-equivalent basis, was $1,136,000 and $1,981,000 higher, respectively, than the same periods in 2001. The increase in net interest income in 2002 was primarily a function of interest-earning asset growth and a lower yield on average interest-bearing liabilities. These favorable items were offset in part by a lower rate on average interest-earning assets and a lower ratio of average interest-earning assets to average interest-bearing liabilities.

     Average interest-earning assets grew $101,991,000 or 27% from $373,376,000 for the three months ended June 30, 2001 to $475,367,000 for the three months ended June 30, 2002. Average loan balances, average short-term investments and average interest-bearing deposits increased $88,363,000, $8,141,000 and $13,881,000, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 115.74% for the three months ended June 30, 2001 to 112.69% for the three months ended June 30, 2002. The yield on average interest-earning assets and the rate on average interest-bearing liabilities decreased 113 basis points and 164 basis points, respectively, due to the decline in overall interest rates in 2001. The decrease in rate on average interest-bearing liabilities is mostly due to the repricing of certificates of deposit in the lower interest rate environment and the change in deposit mix. Short-term borrowings and subordinated debt also repriced lower in 2002.

     The net interest margin on a tax equivalent basis increased 21 basis points from 3.50% for the three months ended June 30, 2001 to 3.71% for the same period in 2002. The net interest rate spread increased 51 basis points from 2.79% for the three months ended June 30, 2001 to 3.30% for the same period in 2002.

     Average interest-earning assets grew $98,097,000 or 27% from $362,292,000 for the six months ended June 30, 2001 to $460,389,000 for the six months ended June 30, 2002. Average loan balances, average short-term investments and average interest-bearing deposits increased $84,681,000, $7,769,000 and $9,020,000, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 115.91% for the six months ended June 30, 2001 to 113.17% for the six months ended June 30, 2002. The yield on average interest-earning assets and the rate on average interest-bearing liabilities decreased 117 basis points and 159 basis points, respectively, due to the decline in overall interest rates in 2001. The decrease in rate on average interest-bearing liabilities is mostly due to the repricing of certificates of deposit in the lower interest rate environment and the change in deposit mix. Short-term borrowings and subordinated debt also repriced lower in 2002.

     The net interest margin on a tax equivalent basis increased 13 basis points from 3.49% for the six months ended June 30, 2001 to 3.62% for the same period in 2002. The net interest rate spread increased 42 basis points from 2.76% for the six months ended June 30, 2001 to 3.18% for the same period in 2002.

     The following tables set forth, for the periods indicated, certain average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).

         AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------------------------------------------------
                                                                       2002                                 2001
                                                       ----------------------------------    -------------------------------
                                                        AVERAGE                    AVERAGE    AVERAGE                 AVERAGE
                                                        BALANCE      INTEREST        RATE     BALANCE     INTEREST      RATE
                                                       ---------     ---------       ----    ---------    ---------     ----
                                                                                (DOLLARS IN THOUSANDS)
Assets:
    Short-term investments                             $  11,980     $      52       1.74%   $   3,839    $      45     4.70%
    Interest-bearing deposits                             14,571            57       1.57%         690            7     4.07%
    Investment securities available for sale
       Taxable (1)                                        82,720         1,226       5.94%      85,869        1,440     6.73%
       Tax-exempt (1) (2)                                 18,124           340       7.52%      19,018          362     7.63%
    Investment securities held to maturity                   500             8       6.42%       4,851           81     6.70%
                                                       ---------     ---------       ----    ---------    ---------     ----
       Total investment securities                       101,344         1,574       6.23%     109,738        1,883     6.88%
    Loans, net of unearned income (3) (4)                347,472         6,493       7.50%     259,109        5,537     8.57%
    Total interest-earning assets                        475,367         8,176       6.90%     373,376        7,472     8.03%
                                                       ---------     ---------       ----    ---------    ---------     ----
    Cash and due from banks                               15,784                                 6,668
    Allowance for loan losses                             (4,225)                               (3,212)
    Other assets (5)                                       9,962                                10,065
                                                       ---------                             ---------
Total assets                                           $ 496,888                             $ 386,897
                                                       =========                             =========

Liabilities, minority interest in subsidiary
     and shareholders' equity:
    Interest checking                                  $ 114,585           813       2.85%   $  25,705          164     2.56%
    Money market deposit accounts                         16,536            95       2.30%      18,832          169     3.60%
    Savings accounts                                      48,525           271       2.24%      42,696          336     3.16%
    Time deposits                                        189,730         2,073       4.38%     199,793        3,108     6.24%
                                                       ---------     ---------       ----    ---------    ---------     ----
       Total interest-bearing deposits                   369,376         3,252       3.53%     287,026        3,777     5.28%
    Short-term borrowings                                 18,960            36       0.76%      17,365          162     3.74%
    Long-term borrowings                                  30,000           444       5.94%      16,703          247     5.93%
    Subordinated debt                                      3,500            49       5.62%       1,500           27     7.22%
                                                       ---------     ---------       ----    ---------    ---------     ----
      Total borrowings                                    52,460           529       4.04%      35,568          436     4.92%
                                                       ---------     ---------       ----    ---------    ---------     ----
      Total interest-bearing liabilities                 421,836         3,781       3.60%     322,594        4,213     5.24%
    Non interest-bearing deposits                         29,882                                24,873
    Other liabilities                                      9,000                                 8,605
    Capital securities                                    10,000                                10,000
    Shareholders' equity (6)                              26,170                                20,825
                                                       ---------                             ---------
 Total liabilities, minority interest in
     subsidiary and shareholders' equity               $ 496,888                             $ 386,897
                                                       =========                             =========

    Net interest income/rate spread                                  $   4,395       3.30%                $   3,259     2.79%
                                                                     =========       ====                 =========     ====
    Net interest margin (7)                                                          3.71%                              3.50%

     Average interest-earning assets as a percentage
     of average interest-bearing liabilities              112.69%                               115.74%


-------------------

(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $2,318,000 and $150,000 on average for the three months ended June 30, 2002 and 2001, respectively.

(4) Includes tax-exempt loans of $2,232,000 and $1,218,000 on average for the three months ended June 30, 2002 and 2001, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investment securities available for sale.

(6) Excludes the SFAS 115 valuation allowance on investment securities available for sale, net of tax.

(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

         AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------------------------------------------------
                                                                       2002                                 2001
                                                       ----------------------------------    -------------------------------
                                                        AVERAGE                    AVERAGE    AVERAGE                 AVERAGE
                                                        BALANCE      INTEREST        RATE     BALANCE     INTEREST      RATE
                                                       ---------     ---------       ----    ---------    ---------     ----
                                                                                (DOLLARS IN THOUSANDS)
Assets:
    Short-term investments                             $  14,790     $     137       1.87%   $   7,021    $     182     5.23%
    Interest-bearing deposits                              9,565            75       1.58%         545           13     4.81%
    Investment securities available for sale
       Taxable (1)                                        80,678         2,441       6.10%      80,380        2,745     6.89%
       Tax-exempt (1) (2)                                 18,936           715       7.61%      17,770          668     7.58%
    Investment securities held to maturity                   500            15       6.05%       5,337          176     6.65%
                                                       ---------     ---------       ----    ---------    ---------     ----
       Total investment securities                       100,114         3,171       6.39%     103,487        3,589     6.99%
    Loans, net of unearned income (3) (4)                335,920        12,503       7.51%     251,239       10,815     8.68%
                                                       ---------     ---------       ----    ---------    ---------     ----
    Total interest-earning assets                        460,389        15,886       6.96%     362,292       14,599     8.13%
    Cash and due from banks                               14,139                                 6,476
    Allowance for loan losses                             (4,066)                               (3,143)
    Other assets (5)                                       9,974                                 9,685
                                                       ---------                             ---------
Total assets                                           $ 480,436                             $ 375,310
                                                       =========                             =========
Liabilities, minority interest in subsidiary
     and shareholders' equity:
    Interest checking                                  $  96,294         1,348       2.82%   $  25,461          321     2.54%
    Money market deposit accounts                         16,627           190       2.30%      18,096          366     4.08%
    Savings accounts                                      47,129           522       2.23%      42,745          705     3.33%
    Time deposits                                        195,625         4,519       4.66%     199,506        6,274     6.34%
                                                       ---------     ---------       ----    ---------    ---------     ----
       Total interest-bearing deposits                   355,675         6,579       3.73%     285,808        7,666     5.41%
    Short-term borrowings                                 17,640            67       0.77%      16,847          353     4.23%
    Long-term borrowings                                  30,000           883       5.94%       8,398          247     5.93%
    Subordinated debt                                      3,500            98       5.65%       1,500           55     7.39%
                                                       ---------     ---------       ----    ---------    ---------     ----
      Total borrowings                                    51,140         1,048       4.13%      26,745          655     4.94%
                                                       ---------     ---------       ----    ---------    ---------     ----
      Total interest-bearing liabilities                 406,815         7,627       3.78%     312,553        8,321     5.37%
    Non interest-bearing deposits                         29,607                                24,944
    Other liabilities                                      9,357                                 7,331
    Capital securities                                    10,000                                10,000
    Shareholders' equity (6)                              24,657                                20,482
                                                       ---------                             ---------
 Total liabilities, minority interest in
     subsidiary and shareholders' equity               $ 480,436                             $ 375,310
                                                       =========                             =========

    Net interest income/rate spread                                  $   8,259       3.18%                $   6,278     2.76%
                                                                     =========       ====                 =========     ====

    Net interest margin (7)                                                          3.62%                              3.49%

     Average interest-earning assets as a percentage
     of average interest-bearing liabilities              113.17%                               115.91%


-------------------

(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $2,503,000 and $75,000 on average for the six months ended June 30, 2002 and 2001, respectively.

(4) Includes tax-exempt loans of $2,248,000 and $1,100,000 on average for the six months ended June 30, 2002 and 2001, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investment securities available for sale.

(6) Excludes the SFAS 115 valuation allowance on investment securities available for sale, net of tax.

(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

Non-interest income

     Non-interest income consists primarily of service charges and other deposit related fees, fees from sales of title insurance policies and gains (losses) on the sale of investment securities available for sale, loans held for sale and other real estate owned.

     For the three months ended June 30, 2002, non-interest income was $329,000 or $149,000 higher than the $180,000 recorded during the same period in 2001. Of this increase $46,000 pertained to the gain on the sale of a small business administration loan. During 2002, we recorded $77,000 in gains on the sale of investment securities available for sale compared to $33,000 in 2001. In addition we recognized $33,000 in gains on the sale of other real estate owned during the second quarter of 2002 compared to $17,000 in losses during the second quarter of 2001.

     For the six months ended June 30, 2002, non-interest income was $446,000 or $160,000 higher than the $286,000 recorded during the same period in 2001. In 2001, non-interest income included $50,000 in fees related to a loan pay-off. Excluding this non-recurring 2001 fee, non-interest income increased $210,000 or 89% in 2002. Of this increase, $37,000 pertained to service charges and activities related to deposit accounts which have grown considerably in the past year and $46,000 to the gain on the sale of a small business administration loan. Fees from sales of title insurance policies by Lenders Abstract, LLC were $25,000 higher in 2002 due to greater volume. During 2002 we recorded $39,000 in gains on the sale of investment securities available for sale compared to $3,000 in losses during 2001. In addition, we recorded $33,000 in gains on the sale of other real estate owned in 2002 compared to $17,000 in losses in 2001.

Non-interest expense

     For the three months ended June 30, 2002, non-interest expenses were $2,714,000 or $405,000 higher than the $2,309,000 recorded during the same period in 2001. For the six months ended June 30, 2002, non-interest expenses were $5,179,000 or $577,000 higher than the $4,602,000 recorded during the same period in 2001. Non-interest expenses in 2002 increased principally due to the continued growth of the company.

     Salaries and benefits were $195,000 or 18% higher in the second quarter of 2002 compared to the same period in 2001. This increase was principally due to an increase in the number of employees and salary adjustments. The number of full-time equivalent employees grew from 78 at June 30, 2001 to 90 at June 30, 2002. Data processing expenses increased $50,000 primarily due to the growth of the company, variable costs associated with item processing and account volumes, and new services. Marketing expenses were $16,000 lower during the second quarter of 2002 compared to the same period in 2001. Advertising expenses were reduced because deposit growth exceeded expectations. Other expenses, which consist primarily of furniture and equipment expense, employee travel, meals and entertainment, stationery, supplies, postage and Board of Directors' fees, increased $172,000 or 46% compared to the second quarter of 2001. Of this increase, $100,000 pertained to the fair market adjustment of derivatives related to Premier Bank's IPCD. The remaining increase is primarily attributed to the growth of the company.

     Salaries and benefits were $377,000 or 17% higher for the six months ended June 30, 2002 compared to the same period in 2001. This increase was principally due to an increase in the number of employees and salary adjustments. Data processing expenses increased $66,000 primarily due to the growth of the company, variable costs associated with item processing and account volumes, and new services. Marketing expenses were $71,000 lower in 2002 compared to the same period in 2001. Advertising expenses were reduced because deposit growth exceeded expectations. Other expenses increased $213,000 or 29% in 2002 compared to 2001. Of this increase, $74,000 pertained to the fair market adjustment of derivatives related to Premier Bank's IPCD. The remaining increase is primarily attributed to the growth of the company.

Provision for loan losses

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management's best estimate of known and inherent losses in the bank's loan portfolio. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, delinquency statistics, and the composition of loan types within the portfolio. Net charge-offs were $4,000 for both the six months ended June 30, 2002 and 2001. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, charge-off and non-performing trends may not be indicative of future performance.

     The provision for loan losses was $240,000 for the three months ended June 30, 2002 compared to $239,000 for the same period in 2001. The amount of the loan loss provision for the three months ended June 30, 2002 was driven by the risk profile of the portfolio rather than loan volume. Non-performing loans totaled $2,413,000 at June 30, 2002 compared to $350,000 at June 30, 2001.
During the three months ended June 30, 2002 total gross loans grew $15,286,000 compared to $22,870,000 for the same period in 2001.

     For the six months ended June 30, 2002 the provision for loan losses was $525,000 or $186,000 higher than the $339,000 recorded during the comparable period in 2001. This increase is due to the aforementioned increase in non-performing loans at June 30, 2002 compared to June 30, 2001 and loan growth. Total gross loans grew $39,076,000 or 12% during the six months ended June 30, 2002 compared to $33,188,000 or 14% during the same period in 2001.

     The loan loss allowance as a percentage of total loans was 1.22% at June 30, 2002 and 1.23% at June 30, 2001.

Income tax expense

     We recorded a $487,000 tax provision representing an effective tax rate of 29.9% for the three months ended June 30, 2002 compared to $189,000 or 25.1% for the same period in 2001. We recorded a $770,000 tax provision representing an effective tax rate of 28.4% for the six months ended June 30, 2002 compared to $344,000 or 25.1% for the same period in 2001. The effective tax rates for the three and six months ended June 30, 2002 were higher than the comparable periods in 2001 principally due to a lower ratio of tax-exempt interest to total pre-tax income.

FINANCIAL CONDITION

     Consolidated assets grew $63,518,000 or 14% during the six months ended June 30, 2002 to $514,087,000. Cash and cash equivalents and total gross loans grew $39,468,000 and $39,076,000, respectively, during the six months ended June 30, 2002. Asset growth was primarily funded by a $47,420,000 increase in deposits, mostly interest checking accounts. Investments decreased $13,051,000 during the six months ended June 30, 2002. Shareholders' equity increased $16,090,000 from $19,609,000 at December 31, 2001 to $35,699,000 at June 30,
2002. This increase was attributable to $12,345,000 in net proceeds from the sale of preferred stock, $1,945,000 in earnings, a $1,271,000 improvement in the estimated fair value of investment securities available for sale, net of tax, and $529,000 from the exercise of common stock options.

Investment securities

     Investment policies dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making the specific investment purchases within these standards. The carrying value of investment securities at June 30, 2002 totaled $85,300,000 or 17% of total assets. At June 30, 2002 approximately 42% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow. Corporate bonds and municipal bonds comprised 35% and 21% of the investment portfolio, respectively. At June 30, 2002, approximately 86% of the investment portfolio was fixed rate.

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

     At June 30, 2002, the AFS portfolio had an estimated market depreciation of $2,622,000 before tax and an equity adjustment of $1,730,000, net of tax. This represents a $1,271,000 improvement in the estimated fair value of securities AFS, net of tax, over the prior year-end primarily due to the lower rate environment. The market depreciation is concentrated in the bank's corporate bond portfolio, which had an unrealized loss of $2,720,000 at June 30, 2002. The market continues to discount these corporate bonds due to perceived credit risk. At June 30, 2002, the corporate bond portfolio amounted to $29,473,000 or 35% of the total investment portfolio. Approximately 60% of corporate bonds are fixed rate and 40% are variable rate at June 30, 2002.

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

     Corporate bonds are classified as available for sale allowing us the flexibility to sell them and adjust the portfolio as future conditions change. During the six months ended June 30, 2002, we sold $5,900,000 of fixed rate corporate bonds and purchased $2,000,000 of variable rate corporate bonds.

                              INVESTMENT PORTFOLIO

Investment Securities

                                                                 JUNE 30, 2002
                                      ----------------------------------------------------------------
                                           HELD TO MATURITY                     AVAILABLE FOR SALE
                                      --------------------------            --------------------------
                                     AMORTIZED          ESTIMATED          AMORTIZED          ESTIMATED
                                       COST            FAIR VALUE            COST            FAIR VALUE
                                      -------            -------            -------            -------
                                                                (IN THOUSANDS)
Mortgage-backed securities            $  --              $  --              $34,972            $35,446
Municipal securities                     --                 --               18,124             17,748
Equity securities                        --                 --                2,023              2,023
Corporate bonds                          --                 --               32,193             29,473
Other debt securities                     500                500                110                110
                                      -------            -------            -------            -------
Total                                 $   500            $   500            $87,422            $84,800
                                      =======            =======            =======            =======


                                                               DECEMBER 31, 2001
                                      ----------------------------------------------------------------
                                           HELD TO MATURITY                     AVAILABLE FOR SALE
                                      --------------------------            --------------------------
                                     AMORTIZED          ESTIMATED          AMORTIZED          ESTIMATED
                                       COST            FAIR VALUE            COST            FAIR VALUE
                                     --------           --------           --------           --------
                                                                (IN THOUSANDS)
Mortgage-backed securities           $   --             $   --             $ 43,286           $ 43,365
Municipal securities                     --                 --               20,796             20,031
Equity securities                        --                 --                2,023              2,023
Corporate bonds                          --                 --               36,184             32,322
Other debt securities                     500                500                110                110
                                     --------           --------           --------           --------
Total                                $    500           $    500           $102,399           $ 97,851
                                     ========           ========           ========           ========

Loans

     Gross loans increased $39,076,000 or 12% from $316,066,000 at December 31, 2001 to $355,142,000 at June 30, 2002.

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

     Inherent in the lending function is the evaluation and acceptance of credit risk and interest rate risk. We manage credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. We manage interest rate risk using various asset/liability modeling techniques and analyses. Most loans are adjustable rate that reset in intervals of five years or less. When possible, the bank also originates variable rate loans.

                                 LOAN PORTFOLIO

                                               JUNE 30, 2002                      DECEMBER 31, 2001
                                       ----------------------------         ----------------------------
                                        AMOUNT            % OF TOTAL          AMOUNT           % OF TOTAL
                                       ---------           --------         ---------           --------
                                                              (DOLLARS IN THOUSANDS)
Real estate-farmland                   $     205             0.06%          $     214             0.07%
Real estate-construction                  10,566             2.98%             15,911             5.03%
Real estate-residential                   30,555             8.60%             30,188             9.55%
Real estate-multifamily                   18,594             5.23%             15,011             4.75%
Real estate-commercial                   245,076            69.01%            208,412            65.94%
Commercial                                49,182            13.85%             45,238            14.31%
Consumer                                     964             0.27%              1,092             0.35%
Total loans                              355,142           100.00%            316,066           100.00%
Less:
    Deferred loan fees                    (1,717)                              (1,373)
    Allowance for loan losses             (4,338)                              (3,817)
Total loans, net                       $ 349,087                            $ 310,876
                                       =========                            =========

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

     Estimates are used to determine the allowance for loan losses. A variety of factors are considered in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, and other factors previously described. An independent loan reviewer determines borrower risk ratings at the inception of each loan and monitors/updates these ratings on an ongoing basis. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate.

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

     We maintained an unallocated loan loss reserve at June 30, 2001 based on a shift in risk ratings following the hiring of an independent loan reviewer in the second quarter of 1999. This unallocated reserve was based on the assumption that additional risk factors would be identified and further changes to risk ratings would be made as this independent review process was consistently applied to the entire commercial loan portfolio over an extended period of time. We adjusted our loan scoring system in the fourth quarter of 2001 to reflect current economic conditions and trends in risk ratings over the past several years. As a result, there are no unallocated loan loss reserves at June 30, 2002 or December 31, 2001.

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

                       ALLOWANCE FOR LOAN LOSS ALLOCATION

Allowance for Loan Loss Allocation

                                      JUNE 30, 2002                  DECEMBER 31, 2001                  JUNE 30, 2001
                                  ----------------------           ----------------------           ----------------------
                                               % LOANS TO                         % LOANS TO                      % LOANS TO
                                  AMOUNT       TOTAL LOANS         AMOUNT        TOTAL LOANS        AMOUNT       TOTAL LOANS
                                  ------          ------           ------          ------           ------          ------
                                                                   (DOLLARS IN THOUSANDS)
Balance at end of period
   applicable to:
Real estate-farmland              $    2            0.06%          $    2            0.07%          $    2            0.08%
Real estate-construction              99            2.52%             115            5.03%              51            3.07%
Real estate-residential              294            9.29%             266            9.55%             235           10.04%
Real estate-multi-family             129            5.33%             103            4.75%             104            4.62%
Real estate-commercial             2,713           68.63%           2,338           65.94%           1,690           68.52%
Commercial                         1,092           13.87%             982           14.31%             710           12.81%
Consumer                               9            0.30%              11            0.35%              15            0.86%
Unallocated                         --              --               --              --                560            --
                                  ------          ------           ------          ------           ------          ------
Total                             $4,338          100.00%          $3,817          100.00%          $3,367          100.00%
                                  ======          ======           ======          ======           ======          ======

     At June 30, 2002, the allowance for loan losses totaled $4,338,000 or 1.22% of total loans compared to 1.21% and 1.23% at December 31, 2001 and June 30, 2001, respectively.

         The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, current charge-off and non-performing asset trends may not be indicative of future performance.

                            ALLOWANCE FOR LOAN LOSSES

                                          FOR THE SIX               FOR THE            FOR THE SIX
                                          MONTHS ENDED             YEAR ENDED         MONTHS ENDED
                                          JUNE 30, 2002         DECEMBER 31, 2001     JUNE 30, 2001
                                             --------               --------            --------
                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of period               $  3,817               $  3,032            $  3,032

Charge-offs

   Real estate-commercial                          --                     29                  --
   Commercial                                       4                      4                   4
                                             --------               --------            --------
Total charge-offs                                   4                     33                   4

Recoveries                                         --                     --                  --

Net charge-offs                                     4                     33                   4
Provision for loan losses                         525                    818                 339
                                             --------               --------            --------
Balance at end of period                     $  4,338               $  3,817            $  3,367
                                             ========               ========            ========


Total gross loans:
Average                                      $337,575               $271,318            $252,196
End of period                                $355,142               $316,066            $272,633

Ratios:
Net charge-offs to:
   Average loans                                   --                   0.01%                 --
   Loans at end of period                          --                   0.01%                 --
   Allowance for loan losses                     0.09%                  0.86%               0.12%
   Provision for loan losses                     0.76%                  4.03%               1.18%

Allowance for loan losses to:
   Total gross loans at end of period            1.22%                  1.21%               1.23%
   Non-performing loans                        179.78%                142.05%                N/M



---------------
(1) N/M stands for "not meaningful". The allowance for loan losses exceeded the amount of non-performing loans by more than nine times at June 30, 2001.

Non-performing assets

         Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. Non-performing assets represented .47% and .70% of total assets at June 30, 2002 and December 31, 2001, respectively.

                              NON-PERFORMING ASSETS

                                                     JUNE 30, 2002            DECEMBER 31, 2001
                                                              (DOLLARS IN THOUSANDS)
Loans past due 90 days or more and accruing           $      --                     $   --
Non-accrual loans                                         2,413                      2,687
Other real estate owned                                      --                        475
                                                      ---------                     ------
       Total non-performing assets                    $   2,413                     $3,162
                                                      =========                     ======

Ratio of non-performing loans to total loans               0.68%                      0.85%

Ratio of non-performing assets to total assets             0.47%                      0.70%



     The non-accrual/impaired loan balance was substantially comprised of one borrower totaling $2,011,000 and $2,330,000 at June 30, 2002 and December 31, 2001, respectively. This borrower's enterprise failed and we placed the relationship on non-accrual in November 2001. Other real estate owned at December 31, 2001 was sold at a gain of $33,000 in May 2002.

     The average balance of non-accrual/impaired loans was $2,318,000 for the three months ended June 30, 2002. There was $2,000 and $4,000 in interest income recognized on non-accrual/impaired loans during the three months ended June 30, 2002 and 2001, respectively. Total interest income that would have been recognized on non-accrual loans was $50,000 and $9,000 for the three months ended June 30, 2002 and 2001, respectively.

     The average balance of non-accrual loans was $2,503,000 for the six months ended June 30, 2002. There was $4,000 and $10,000 in interest income recognized on non-accrual/impaired loans during the six months ended June 30, 2002 and 2001, respectively. Total interest income that would have been recognized on non-accrual loans was $114,000 and $15,000 for the six months ended June 30, 2002 and 2001, respectively.

     In August 2002 we placed one additional borrower, with loans totaling $2,510,000, on non-accrual.

Loans held for sale

     The balance of loans held for sale was $80,000 at June 30, 2002 compared to $127,000 at December 31, 2001. The decrease in loans held for sale relates to the timing of residential mortgage loan originations versus their sale.

     We sold $4,013,000 and $3,560,000 of residential mortgages during the six months ended June 30, 2002 and 2001, respectively. Residential mortgage originations and sales are significantly influenced by the interest rate environment.

Deferred taxes

     Deferred taxes decreased $655,000 from $2,887,000 at December 31, 2001 to $2,232,000 at June 30, 2002. This decrease relates to the change in the estimated fair value of investment securities available for sale.

Other assets

     The $219,000 increase in other assets from $712,000 at December 31, 2001 to $931,000 at June 30, 2002 was primarily due to an increase in normal prepaid operating expenses.

Deposits

     We are largely dependent upon our base of competitively priced core deposits to provide a stable source of funding. The bank has retained and grown its customer base since inception through a combination of price, quality service, customer confidence, convenience, a stable and experienced staff and through expansion of our network of offices. Core deposits, which exclude time deposits of $100,000 and greater, grew $47,201,000 or 16% during the six months ended June 30, 2002 to $351,481,000. This growth was primarily generated by the Golden Checking product, which is an interest-bearing checking account. The bank has maintained the rate payable on this account at an annual percentage yield of 3.05% despite the falling rate environment. As prevailing interest rates declined, Golden Checking accounts increased $59,835,000 during the six months ended June 30, 2002 and the bank's deposit mix, although still concentrated in time deposits, shifted significantly toward non-maturity interest checking products. Interest checking accounts at June 30, 2002 were $125,443,000 or 31% of total deposits compared to $58,826,000 or 16% of total deposits at December 31, 2001. Total time deposits at June 30, 2002 were $182,733,000 or 45% of total deposits compared to $208,057,000 or 58% of total deposits at December 31, 2001. Approximately $79,902,000 of time deposits will mature after one year.

     Total deposits increased $47,420,000 or 13% during the six months ended June 30, 2002 to $405,702,000. Total average deposits increased $74,530,000 or 24% from $310,752,000 for the six months ended June 30, 2001 to $385,282,000 for the six months ended June 30, 2002. Non-interest-bearing deposits are an important source of funds for a bank because they lower overall deposit costs. The average balance of these accounts increased $4,663,000 or 19% during the six months ended June 30, 2002 compared to the same period in 2001. The interest rates offered on most deposit products were lowered in 2001 and through the first half of 2002 in response to overall market conditions. Management expects the certificate of deposit portfolio to continue to reprice lower in 2002, as higher rate accounts mature.

     The growth of mutual funds over the past decade has made it increasingly difficult for financial institutions to attract deposits. The continued flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans, as well as a generally strong economy, have, until recently, fueled high returns for these investments, and in particular, certain equity funds. In 2001 and, continuing to date, the returns of the domestic equity markets were weak and volatile as the U.S. economy was generally sluggish. These conditions improved the environment for deposit acquisition for financial institutions as investors sought the relative safety of FDIC insured deposits, despite a low interest rate environment.

     We plan to continue to grow deposits through promotions, business development programs, maturation of existing branches and branch expansion. In addition, Premier Bank introduced the IPCD product in the first quarter of 2001. The IPCD product contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500(R) Index. This innovative deposit product allows a customer to receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured by the FDIC to the extent provided by law. As of June 30, 2002, the bank generated $16,098,000 in IPCD deposits with an initial term of five years. Approximately $13,145,000 of IPCD balances at June 30, 2002 was from institutional depositors. These depositors generally require us to obtain letters of credit guaranteeing the principal amounts of IPCD's in excess of FDIC insured levels. As of June 30, 2002, Premier Bank maintained $11,300,000 in letters of credit from the FHLB for this purpose. The amount of IPCD product, net of embedded derivatives, included in total deposits in the Consolidated Balance Sheet at June 30, 2002 was $13,495,000. See the section entitled "Derivative Financial Instruments."

                        DEPOSITS BY MAJOR CLASSIFICATION


                                                 JUNE 30, 2002                                DECEMBER 31, 2001
                                      ------------------------------------         -------------------------------------
                                      WEIGHTED                                     WEIGHTED
                                      AVERAGE                                      AVERAGE
                                      INTEREST                       % OF          INTEREST                       % OF
                                       RATE         AMOUNT           TOTAL           RATE          AMOUNT         TOTAL
                                       ----        ---------        ------           ----         --------       -------
                                                                    (DOLLARS IN THOUSANDS)
Interest checking                      2.82%       $ 125,443         30.92%          2.69%        $ 58,826         16.42%
Money market                           2.30%          16,152          3.98%          2.32%          16,997          4.74%
Savings                                2.24%          49,493         12.20%          2.25%          44,059         12.30%
Time                                   4.08%         182,733         45.04%          5.31%         208,057         58.07%
                                       ----        ---------        ------           ----         --------       -------
     Total interest-bearing            3.34%         373,821         92.14%          4.27%         327,939         91.53%
                                       ----        ---------        ------           ----         --------       -------
     deposits
Non interest-bearing deposits                         31,881          7.86%                         30,343          8.47%
                                                   ---------        ------                        --------       -------
Total deposits                                      $405,702        100.00%                       $358,282        100.00%
                                                   =========        ======                        ========       =======




Borrowings

     Borrowings totaled $49,513,000 at June 30, 2002 compared to $49,605,000 at December 31, 2001.

     Included in borrowings are customer repurchase agreements of $19,513,000 and $19,605,000 at June 30, 2002 and December 31, 2001, respectively. The balance in customer repurchase agreements fluctuates daily because it is dependent on the level of available funds in depositor accounts. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. The bank controls these pledged securities.

     Borrowings also included $30,000,000 in long-term advances from the FHLB at both June 30, 2002 and December 31, 2001.

     The weighted average interest rate on borrowings was 3.84% and 3.83% at June 30, 2002 and December 31, 2001, respectively.

Other liabilities

     Other liabilities increased $2,068,000 from $5,019,000 at December 31, 2001 to $7,087,000 at June 30, 2002. This increase relates principally to a $1,000,000 accrued investment purchase, an $888,000 increase in normal operating accounts and a $718,000 increase in the balance of derivatives related to our IPCD product. These increases were partially offset by a $538,000 decrease in federal income taxes payable.

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

     On June 19, 2002 PBI completed its public offering of 552,000 shares of Series A 9.25% Non-Cumulative Perpetual Preferred Stock at $25.00 per share. The net proceeds from this offering totaled $12,345,000 and will be utilized to sustain our growth rate, which continues to exceed our return on shareholders' equity. The Series A

Preferred stock qualifies as Tier 1 capital. Annual dividends on the Series A Preferred stock are $2.3125 per share or $1,276,500. These dividends are payable quarterly, but only if declared by our board of directors. On July 11, 2002 our board of directors approved a cash dividend of $.2698 per share to shareholders of record on July 16, 2002. This dividend totaling $149,000 was paid on July 31, 2002 and represented payment for the period from June 19, 2002 to July 30, 2002, the amount of time the shares of Series A Preferred Stock have been outstanding.

     On July 11, 2002 our board of directors approved a plan to purchase up to 4.9% of our outstanding common stock in the open market or in privately negotiated transactions. We expect to fund these purchases using available excess capital.

     The tables below depict our capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by FDIC regulations.

                               CAPITAL COMPONENTS

                                                                      JUNE 30, 2002    DECEMBER 31, 2001
                                                                         --------           --------
                                                                           (DOLLARS IN THOUSANDS)
Tier 1
Shareholders' equity                                                     $ 35,699           $ 19,609
Allowable portion of minority interest in equity of subsidiary             10,000              7,537
Net unrealized losses on investment securities available for sale           1,730              3,001
                                                                         --------           --------
Total Tier 1 Capital                                                     $ 47,429           $ 30,147
                                                                         ========           ========

Tier 2
Allowable portion of minority interest in equity
   of subsidiary                                                         $     --           $  2,463
Allowable portion of the allowance for loan losses                          4,338              3,817
Allowable portion of subordinated debt                                      3,500              3,500
                                                                         --------           --------
Total Tier 2 Capital                                                     $  7,838           $  9,780
                                                                         ========           ========

Total Capital                                                            $ 55,267           $ 39,927

Risk-weighted assets                                                     $412,993           $375,981



                                 CAPITAL RATIOS

                                                                                               "ADEQUATELY              "WELL
                                                                                               CAPITALIZED"           CAPITALIZED"
                                                  JUNE 30, 2002        DECEMBER 31, 2001          RATIOS                RATIOS
                                                  -------------        -----------------          ------                ------
Total risk-based capital/risk-weighted assets         13.38%                10.62%                 8.00%                10.00%
Tier 1 capital/risk-weighted assets                   11.48%                 8.02%                 4.00%                 6.00%
Tier 1 capital/average assets (leverage ratio)         9.55%                 6.83%                 4.00%                 5.00%

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

     A positive gap results when the amount of interest rate-sensitive assets exceeds interest rate-sensitive liabilities repricing within the relevant time period and, generally means that the institution will benefit during periods of rising interest rates. A negative gap results when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets repricing within the relevant time period and, generally means that the institution will benefit during periods of falling interest rates. As depicted in the table below, we have a cumulative positive gap within the one-year time interval.


                                        WITHIN        4 TO 6        7 MONTHS        1 TO 3       3 TO 5      AFTER
JUNE 30, 2002                          3 MONTHS       MONTHS        TO 1 YEAR        YEARS       YEARS      5 YEARS       TOTAL
                                                                        (DOLLARS IN THOUSANDS)
                                       --------      ---------      ---------      ---------    --------    --------     --------
Assets
   Short-term investments              $ 44,775      $      --      $      --      $      --    $     --    $     --     $ 44,775
   Interest-bearing deposits              4,292             --             --             --          --          --        4,292
   Investment securities                 14,725          1,653          2,054          5,886       3,873      57,109       85,300
   Loans, net of deferred fees           44,128         24,230         34,147        106,383     133,723      10,814      353,425
                                       --------      ---------      ---------      ---------    --------    --------     --------
Total interest rate-sensitive assets   $107,920      $  25,883      $  36,201      $ 112,269    $137,596    $ 67,923     $487,792
                                       ========      =========      =========      =========    ========    ========     ========
Total cumulative assets                $107,920      $ 133,803      $ 170,004      $ 282,273    $419,869    $487,792
                                       ========      =========      =========      =========    ========    ========

Liabilities

   Interest checking, money market
     and savings accounts              $  7,644      $   5,733      $  11,465      $ 114,574    $ 38,218    $ 13,454     $191,088
   Time deposits                         30,939         25,462         46,431         53,243      26,658          --      182,733
   Short-term borrowings                 19,513             --             --             --          --          --       19,513
   Long-term borrowings                      --             --             --             --          --      30,000       30,000
   Subordinated debt                      2,000             --          1,500             --          --          --        3,500
                                       --------      ---------      ---------      ---------    --------    --------     --------
Total interest rate-sensitive          $ 60,096      $  31,195      $  59,396      $ 167,817    $ 64,876    $ 43,454     $426,834
                                       ========      =========      =========      =========    ========    ========     ========
liabilities

Total cumulative liabilities           $ 60,096      $  91,291      $ 150,687      $ 318,504    $383,380    $426,834
                                       ========      =========      =========      =========    ========    ========

Gap during period                      $ 47,824      $  (5,312)     $ (23,195)     $ (55,548)   $ 72,720    $ 24,469     $ 60,958
                                       ========      =========      =========      =========    ========    ========     ========

Cumulative gap                         $ 47,824      $  42,512      $  19,317      $ (36,231)   $ 36,489    $ 60,958
                                       ========      =========      =========      =========    ========    ========

Cumulative gap as a percentage of:
Interest earning assets                    9.80%          8.72%          3.96%        (7.43%)       7.48%      12.50%
Total assets                               9.30%          8.27%          3.76%        (7.05%)       7.10%      11.86%

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

                                  NET INTEREST
CHANGE IN INTEREST RATES             INCOME         DOLLAR CHANGE         PERCENT CHANGE
------------------------             ------         -------------         --------------
                                               (DOLLARS IN THOUSANDS)
+200 Basis Points                  $ 17,263             $  6                  0.03%
+100 Basis Points                    17,268               11                  0.06%
Flat Rate                            17,257                -                     -
-100 Basis Points                    17,143             (114)                -0.66%
-200 Basis Points                    16,998             (259)                -1.50%


     The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2002, under alternate interest rate scenarios using the consulting model described above.

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

     For the six months ended June 30, 2002, cash and cash equivalents increased $39,468,000. Operating and financing activities provided cash and cash equivalents of $3,121,000 and $60,124,000, respectively, while investing activities used $23,777,000. The cash provided by financing activities was primarily from a $47,420,000 increase in deposits. Net proceeds from our preferred stock offering provided $12,345,000. Other significant sources of cash included principal repayments on loans and mortgage-backed securities and sales of investment securities. Together, this cash was used to finance loan growth of $39,080,000.

     For the six months ended June 30, 2001, cash and cash equivalents increased $8,280,000. Operating and financing activities provided cash and cash equivalents of $783,000 and $45,018,000, respectively, while investing activities used $37,521,000. The cash provided by financing activities was primarily from increases in deposits and borrowings of $7,987,000 and $36,790,000, respectively. Other significant sources of cash included principal repayments on loans and mortgage-backed securities and sales of investment securities. Together, this cash was primarily used for loan originations and purchases of investment securities. For the six months ended June 30, 2001, loans grew $33,192,000. Investments grew $4,422,000 during the six months ended June 30, 2001, exclusive of the change in unrealized losses on investment securities AFS.

     We monitor our liquidity position on a daily basis. We use overnight federal funds and interest-bearing deposits in other banks to absorb daily excess liquidity. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Federal funds are sold or purchased through a correspondent bank, which diversifies the holdings to an approved group of commercial banks throughout the country. If the bank requires funds beyond its ability to generate them internally, additional sources of funds are available through use of a $6,000,000 unsecured federal funds line of credit with its correspondent bank, and its $99,342,000 borrowing limit at the FHLB. The bank could also sell or borrow against certain investment securities. At June 30, 2002, the bank had available borrowing capacity of $58,042,000 and $6,000,000 with the FHLB and a correspondent bank, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

     We have limited involvement with derivative financial instruments and currently use them only in relation to Premier Bank's Index Powered SM Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter 2001, contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500(R) Index. This innovative 5-year term deposit product allows the customer to receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured in its principal amount by the FDIC to the extent provided by law.

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

     The notional amount of derivative contracts was $16,098,000 and $10,905,000 at June 30, 2002 and December 31, 2001, respectively. The fair value of derivatives is included in "Other liabilities" and approximated $2,773,000 and $2,055,000 at June 30, 2002 and December 31, 2001, respectively. During the three and six months ended June 30, 2002 approximately $115,000 and $95,000, respectively, was recorded in other expense for net changes in the fair value of derivatives compared to $15,000 and $22,000 in expense for the three and six months ended June 30, 2001, respectively. The fair value adjustments are due to changes in prevailing interest rates and the resulting valuations of future payments due the FHLB.

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

Rescission of FASB Statements No. 4, 44, and 64

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, along with rescinding FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amending FASB Statement No. 13, Accounting for Leases. This Statement (1) eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, (2) eliminates the extraordinary item treatment of reporting gains and losses from extinguishment of debt, and (3) makes certain other technical corrections.

     The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. Early application of this Statement is encouraged. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 145.

Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 146.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is set forth in Item 2, above.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     At June 30, 2002, there were no known material legal proceedings pending against PBI, its subsidiaries or its property. In addition, no material proceedings are known to be contemplated by government authorities against PBI, its subsidiaries or its property.

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

         99.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)      Reports on Form 8-K

(None)

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Premier Bancorp, Inc.
                                             Registrant

DATE                                         SIGNATURE

August 14, 2002                              /s/ John C. Soffronoff
                                             -----------------------------------
                                             John C. Soffronoff
                                             President, Chief Executive Officer,
                                             Director
                                             (Principal Executive Officer)

August 14, 2002                              /s/ Bruce E. Sickel
                                             -----------------------------------
                                             Bruce E. Sickel
                                             Chief Financial Officer, Director
                                             (Principal Financial Officer)

                                INDEX OF EXHIBITS

                                                                                                            Page
                                                                                                            ----
3(i)     Amended and Restated Articles of Incorporation.  (Incorporated by reference to                       *
         Exhibit 4.1 to PBI's Registration Statement No. 333-87420 on Form S-2 filed with the SEC on May 2, 2002.)

3(ii)    By-Laws. (Incorporated by reference to Exhibit 3(ii) to PBI's Quarterly
         Report * on Form 10-QSB filed with the SEC on November 14, 2000 and amended on December 19, 2000.)

10.1     Premier Bank's 1995 Incentive Stock Option Plan.  (Incorporated by reference to                      *
         Exhibit 99.6 to PBI's Registration Statement No. 333-34243 on Form S-4
         filed with the SEC on August 22,1997 and amended on September 9, 1997.)

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

11       Statement re: computation of per share earnings.                                                     6

99.1     Certification of Principal Executive Officer and Principal Financial
         Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*   Incorporated by reference.