Form 10-Q
period 2002-09-30
PREMIER BANCORP INC /PA/
filed 2002-11-13
CIK 1044651

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

       Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

       Common stock: $0.33 par value; 3,342,415 shares issued and outstanding as of October 31, 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                              PREMIER BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            SEPTEMBER 30, 2002
                                                                                               (UNAUDITED)        DECEMBER 31, 2001
                                                                                           -------------------    -----------------
                                                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
Cash and due from banks                                                                     $        24,113       $          14,383
Short-term investments                                                                               33,817                  14,137
Interest-bearing deposits                                                                             9,337                   1,084
                                                                                            ---------------       -----------------
Cash and cash equivalents                                                                            67,267                  29,604
Investment securities:
   Held to maturity (fair value $500 in 2002 and $500 in 2001)                                          500                     500
   Available for sale (amortized cost $166,933 in 2002 and $102,399 in 2001)                        165,175                  97,851
Loans receivable (net of allowance for loan losses of $4,133 in 2002
   and $3,817 in 2001)                                                                              353,939                 310,876
Loans held for sale                                                                                   1,508                     127
Other real estate owned                                                                                   -                     475
Premises and equipment                                                                                4,489                   4,598
Accrued interest receivable                                                                           3,031                   2,939
Deferred income taxes                                                                                 1,938                   2,887
Other assets                                                                                          1,529                     712
                                                                                            ---------------       -----------------
Total assets                                                                                $       599,376       $         450,569
                                                                                            ===============       =================
LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND SHAREHOLDERS' EQUITY:
Deposits                                                                                    $       434,347       $         358,282
Borrowings                                                                                           89,035                  49,605
Accrued interest payable                                                                              2,916                   4,554
Other liabilities                                                                                     8,514                   5,019
Subordinated debt                                                                                     3,500                   3,500
                                                                                            ---------------       -----------------
Total liabilities                                                                                   538,312                 420,960

Corporation-obligated mandatorily redeemable capital securities of subsidiary
   trusts holding solely junior subordinated debentures of the corporation                           25,000                  10,000

SHAREHOLDERS' EQUITY:
Preferred stock- no par value; 20,000,000 shares authorized; Series A Preferred
   issued and outstanding 552,000 at September 30, 2002 and none at December 31, 2001                12,345                       -
Common stock- $0.33 par value; 30,000,000 shares authorized; issued and
   outstanding 3,342,415 at September 30, 2002 and 3,242,215 at December 31, 2001                     1,139                   1,070
Additional paid-in capital                                                                           12,545                  12,085
Retained earnings                                                                                    12,513                   9,455
Treasury stock at cost; 109,858 shares at September 30, 2002 and none at December 31, 2001           (1,318)                      -
Accumulated other comprehensive loss                                                                 (1,160)                 (3,001)
                                                                                            ---------------       -----------------
Total shareholders' equity                                                                           36,064                  19,609
                                                                                            ---------------       -----------------
Total liabilities, minority interest in subsidiaries and shareholders' equity               $       599,376       $         450,569
                                                                                            ===============       =================

    The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                  2002            2001          2002           2001
                                                              -------------  -------------   -----------   ------------
                                                                      (UNAUDITED)                  (UNAUDITED)
                                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST INCOME:
   Loans                                                      $      6,633   $      5,783    $     19,093  $     16,575
   Short-term investments and interest-bearing deposits                194            106             406           301
   Investments:
      Taxable                                                        1,439          1,497           3,895         4,418
      Tax-exempt                                                       159            270             631           711
                                                              ------------   ------------    ------------  ------------
Total interest income                                                8,425          7,656          24,025        22,005

INTEREST EXPENSE:
   Deposits                                                          3,179          3,586           9,758        11,252
   Borrowings                                                          640            611           1,688         1,266
                                                              ------------   ------------    ------------  ------------
Total interest expense                                               3,819          4,197          11,446        12,518
                                                              ------------   ------------    ------------  ------------
Net interest income                                                  4,606          3,459          12,579         9,487
Provision for loan losses                                              245            179             770           518
                                                              ------------   ------------    ------------  ------------
Net interest income after loan loss provision                        4,361          3,280          11,809         8,969

NON-INTEREST INCOME:
   Service charges and other deposit-related fees                      104             84             294           241
   Gain, net, on sale of investment securities
      available for sale                                                85              3             124             -
   Gain (loss) on sale of other real estate owned                        -              -              33           (17)
   Gain on sale of loans held for sale                                  14              7              39            32
   Other fees                                                           54             44             213           168
                                                              ------------   ------------    ------------  ------------
Total non-interest income                                              257            138             703           424

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                    1,358          1,099           3,898         3,262
   Occupancy                                                           209            190             609           580
   Data processing                                                     293            233             842           716
   Professional services                                                56             75             203           240
   Marketing                                                            83             92             236           316
   Minority interest in expense of subsidiaries                        230            219             666           655
   Other                                                               546            454           1,500         1,195
                                                              ------------   ------------    ------------  ------------
Total non-interest expense                                           2,775          2,362           7,954         6,964
                                                              ------------   ------------    ------------  ------------
Income before income tax                                             1,843          1,056           4,558         2,429
Income tax expense                                                     581            266           1,351           610
                                                              ------------   ------------    ------------  ------------
Net income                                                    $      1,262   $        790    $      3,207  $      1,819
                                                              ============   ============    ============  ============
Less:  Preferred stock dividends                              $       (149)  $          -    $       (149) $          -
                                                              ------------   ------------    ------------  ------------
Net income applicable to common shareholders                  $      1,113   $        790    $      3,058  $      1,819
                                                              ============   ============    ============  ============
EARNINGS PER COMMON SHARE:
   Basic                                                      $       0.33   $       0.24    $       0.91  $       0.57
   Diluted                                                    $       0.32   $       0.23    $       0.87  $       0.53

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic                                                          3,401,023      3,224,960       3,373,236     3,207,402
   Diluted                                                        3,524,628      3,478,243       3,500,077     3,430,627

    The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   FOR THE NINE MONTHS
                                                                                                   ENDED SEPTEMBER 30,
                                                                                                      (UNAUDITED)
                                                                                                ------------------------
                                                                                                   2002          2001
                                                                                                   ----          ----
                                                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income                                                                                    $    3,207    $   1,819
  Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation expense                                                                              358          393
     Provision for loan losses                                                                         770          518
     Amortization of premiums and discounts on investment securities available for sale                 99          131
     Gain on sales of investment securities available for sale                                        (124)           -
     (Gain) loss on sales of other real estate owned                                                   (33)          17
     Gain on sales of loans held for sale                                                              (39)         (32)
     Originations of loans held for sale                                                            (7,514)      (5,572)
     Proceeds from sales of loans held for sale                                                      6,172        5,604
     Increase in accrued interest receivable                                                           (92)        (579)
     Increase in other assets                                                                         (817)        (140)
     Increase in deferred loan fees                                                                    199          320
     (Decrease) increase in accrued interest payable                                                (1,638)         610
     Increase (decrease) in other liabilities                                                        3,573       (1,574)
                                                                                                ----------    ---------
Net cash provided by operating activities                                                            4,121        1,515
                                                                                                ----------    ---------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale                                   54,288       24,161
  Repayment of investment securities available for sale                                              8,688        8,265
  Purchases of investment securities available for sale                                           (127,485)     (40,389)
  Repayment of investment securities held to maturity                                                    -        3,528
  Net increase in loans receivable                                                                 (44,032)     (51,289)
  Proceeds from sales of other real estate owned                                                       508          235
  Purchases of premises and equipment                                                                 (249)        (183)
                                                                                                ----------    ---------
Net cash used in investing activities                                                             (108,282)     (55,672)
                                                                                                ----------    ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                          76,065       31,952
  Net increase in borrowings less than 90 days                                                       9,430        5,033
  Proceeds from borrowings greater than 90 days                                                     30,000       30,000
  Proceeds from the issuance of trust preferred securities                                          15,000            -
  Net proceeds from preferred stock offering                                                        12,345            -
  Payment of preferred stock dividends                                                                (149)           -
  Purchases of treasury stock                                                                       (1,318)           -
  Proceeds from exercised common stock options                                                         451          241
                                                                                                ----------    ---------
Net cash provided by financing activities                                                          141,824       67,226
                                                                                                ----------    ---------
Increase in cash and cash equivalents                                                               37,663       13,069

Cash and cash equivalents:
  Beginning of period                                                                               29,604        8,026
                                                                                                ----------    ---------
  End of period                                                                                 $   67,267    $  21,095
                                                                                                ==========    =========
Supplemental disclosures:
  Cash payments for:
     Interest expense                                                                           $   13,084    $  11,908
     Taxes                                                                                           2,080          470

Supplemental disclosure of noncash activities:
  Change in the estimated fair value of investment securities available for sale                $    2,790    $   1,875
  Change in deferred tax asset related to investment securities available for sale                    (949)        (638)
  Tax effect of exercised common stock options                                                          78          187
  Transfer of loans to other real estate owned                                                           -          475

    The accompanying notes are an integral part of the consolidated financial statements.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION

     Premier Bancorp, Inc. (PBI) is a Pennsylvania business corporation and a registered financial holding company headquartered in Doylestown, Bucks County, Pennsylvania. PBI was incorporated on July 15, 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. PBI elected financial holding company status in December 2000. PBI's primary business is the operation of its wholly-owned subsidiary, Premier Bank, which is managed as a single business segment.

     Premier Bank provides a full range of banking services to individual and corporate customers through its branch banking system located in Bucks, Montgomery and Northampton Counties in Pennsylvania. Premier Bank is a Pennsylvania chartered commercial bank and a member of the Federal Reserve Bank of Philadelphia. Premier Bank's deposits are insured to the legal limits by the Federal Deposit Insurance Corporation. Premier Bank competes with other financial institutions and other financial services companies with respect to customers and services offered.

     Both PBI and Premier Bank are regulated and periodically examined by certain federal and state agencies.

2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements of PBI have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Premier Bancorp, Inc. and its wholly-owned subsidiaries: Premier Bank, PBI Capital Trust, Premier Capital Trust II, Lenders Abstract, LLC and Premier Bank Insurance Services, LLC. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, including elimination of all significant intercompany accounts and transactions, necessary to present fairly PBI's financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of December 31, 2001. These results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2001 included in PBI's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

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

     The notional amount of derivative contracts was $16,518,000 and $10,905,000 at September 30, 2002 and December 31, 2001, respectively. The fair value of derivatives is included in "Other liabilities" and approximated $2,744,000 and $2,055,000 at September 30, 2002 and December 31, 2001, respectively. During the three and nine months ended September 30, 2002 approximately $84,000 and $179,000, respectively, was recorded in other expense for net changes in the fair value of derivatives compared to $61,000 and $83,000 in expense for the three and nine months ended September 30, 2001, respectively. The fair value adjustments are due to changes in prevailing interest rates and the resulting valuations of future payments due to the FHLB.

5.   EARNINGS PER COMMON SHARE

     Basic earnings per common share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period. Options to purchase 303,748 and 556,278 shares of common stock were outstanding at September 30, 2002 and 2001, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share. Options to purchase 51,998 shares of common stock were anti-dilutive and were excluded from the calculation of earnings per diluted common share for the first and second quarters of 2002. There were no anti-dilutive options for the third quarter ended September 30, 2002. Options to purchase 51,998 shares of common stock were anti-dilutive and excluded from the calculation of earnings per diluted common share for the first, second and third quarters of 2001.

     Earnings per common share are reduced by the amount of preferred stock dividends declared, if any. There were $149,000 in preferred stock dividends declared and paid during the three and nine months ended September 30, 2002.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   EARNINGS PER COMMON SHARE (CONTINUED)

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations.

                                                           NET INCOME
                                                         APPLICABLE TO                  COMMON                 PER COMMON
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002         COMMON SHAREHOLDERS               SHARES                SHARE AMOUNT
-----------------------------------------------      ---------------------        --------------------      ----------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Basic earnings per common share                             $1,113                     3,401,023                 $ 0.33
Effect of dilutive common stock options                          -                       123,605                  (0.01)
                                                            ------                     ---------                 ------
Diluted earnings per common share                           $1,113                     3,524,628                 $ 0.32
                                                            ======                     =========                 ======

                                                          NET INCOME
                                                         APPLICABLE TO                  COMMON                 PER COMMON
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001         COMMON SHAREHOLDERS               SHARES                SHARE AMOUNT
-----------------------------------------------      ---------------------        --------------------      ----------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Basic earnings per common share                             $  790                     3,224,960                 $ 0.24
Effect of dilutive common stock options                          -                       253,283                  (0.01)
                                                            ------                     ---------                 ------
Diluted earnings per common share                           $  790                     3,478,243                 $ 0.23
                                                            ======                     =========                 ======

                                                          NET INCOME
                                                         APPLICABLE TO                  COMMON                 PER COMMON
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002          COMMON SHAREHOLDERS               SHARES                SHARE AMOUNT
-----------------------------------------------      ---------------------        --------------------      ----------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Basic earnings per common share                             $3,058                     3,373,236                 $ 0.91
Effect of dilutive common stock options                          -                       126,841                  (0.04)
                                                            ------                     ---------                 ------
Diluted earnings per common share                           $3,058                     3,500,077                 $ 0.87
                                                            ======                     =========                 ======

                                                           NET INCOME
                                                          APPLICABLE TO                 COMMON                PER COMMON
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001          COMMON SHAREHOLDERS               SHARES               SHARE AMOUNT
-----------------------------------------------      ---------------------        --------------------      ----------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Basic earnings per common share                             $1,819                     3,207,402                 $ 0.57
Effect of dilutive common stock options                          -                       223,225                  (0.04)
                                                            ------                     ---------                 ------
Diluted earnings per common share                           $1,819                     3,430,627                 $ 0.53
                                                            ======                     =========                 ======

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   COMPREHENSIVE INCOME

     The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. The only component of other comprehensive income is the change in the estimated fair value of investment securities available for sale.

                                                        FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2002    SEPTEMBER 30, 2001    SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                                 ------------------    ------------------    ------------------  ------------------
                                                          (Dollars in thousands)                     (Dollars in thousands)
Net income                                             $1,262                $  790                $3,207              $1,819
Other comprehensive income, net of tax:
 Unrealized gains on investment securities
   available for sale:
   Unrealized holding gains during the period             626                   980                 1,923               1,237
   Reclassification adjustment for gains
   included in net income                                 (56)                   (2)                  (82)                  -
                                                       ------                ------                ------              ------
Other comprehensive income, net of tax                    570                   978                 1,841               1,237
                                                       ------                ------                ------              ------
Comprehensive income                                   $1,832                $1,768                $5,048              $3,056
                                                       ======                ======                ======              ======

7.   PREFERRED STOCK

     On June 19, 2002, PBI completed its public offering of 552,000 shares of Series A 9.25% Non-Cumulative Perpetual Preferred Stock at $25.00 per share. PBI's Series A Preferred Stock trades on the AMEX under the symbol PPA.Pr.A. Dividends on the Series A Preferred Stock, if declared by the board of directors, are payable quarterly.

     On July 11, 2002, PBI's board of directors approved a cash dividend of $0.2698 per share to preferred shareholders of record on July 16, 2002. This dividend, totaling $149,000, was paid on July 31, 2002 and represented payment for the period from June 19, 2002 to July 30, 2002.

     On October 7, 2002, PBI's board of directors approved a cash dividend of $0.578125 per share or $319,000 to preferred shareholders of record on October 16, 2002. This dividend was paid on October 31, 2002 and represented payment for the quarter August 1, 2002 through October 31, 2002.

8.   COMMON STOCK BUY-BACK PROGRAM

     On July 11, 2002, PBI's board of directors approved a plan to purchase up to 4.9% of its outstanding common stock in the open market or in privately negotiated transactions.

     On October 22, 2002, PBI's board of directors announced the termination of its stock repurchase program after the repurchase of 109,858 shares at an average price of $12.00 per share during the third quarter of 2002. These stock repurchases are presented as "Treasury stock" in the Consolidated Balance Sheets.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   CAPITAL SECURITIES

     Capital securities totaled $25,000,000 at September 30, 2002 and were comprised of two issues. Proceeds from the capital securities provide PBI with additional Tier 1 and Tier 2 capital as determined by regulatory capital guidelines.

     On September 26, 2002, PBI's subsidiary, Premier Capital Trust II, issued $15,000,000 of variable rate corporate securities due November 30, 2032. The trust is a Delaware statutory business trust. PBI is the sole owner of the trust. The trust used the proceeds from the capital securities to acquire $15,000,000 in variable rate junior subordinated deferrable interest debentures issued by PBI. The interest rate on both the capital securities and junior subordinated debentures is based on the 90-day LIBOR index plus 345 basis points. At September 30, 2002 the interest rate was 5.25%. The junior subordinated debentures are the sole assets of the trust and payments under the junior subordinated debentures are the sole revenue of the trust.

     In August 1998, PBI Capital Trust issued $10,000,000 in 8.57% capital securities due August 15, 2028.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the significant changes in the results of operations for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 and changes in the balance sheet from December 31, 2001 to September 30, 2002. Current performance may not be indicative of future performance. This discussion should be read in conjunction with PBI's 2001 Annual Report on Form 10-KSB.

     Management has made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Premier Bancorp, Inc. and its subsidiaries, Premier Bank, PBI Capital Trust, Premier Capital Trust II, Lenders Abstract, LLC and Premier Bank Insurance Services, LLC. When words such as "believes", "expects", "anticipates" or similar expressions occur in this Form 10-Q, management is making forward-looking statements.

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

MANAGEMENT'S STRATEGY

     Premier Bank's lending activities are specialized in small to mid-sized businesses and professionals. The bank seeks to fund these activities by developing a stable core deposit base catering primarily to retail and small to mid-sized business depositors. Premier Bank has a strong commitment to highly personalized customer service. To support its growth, without compromising personalized service, Premier Bank has made significant investments in experienced personnel and has incurred significant costs related to branch office expansion. Since Premier Bank's 1992 inception, it has grown to seven full-service Pennsylvania banking offices and has significantly added to its commercial lending staff.

     PBI buys and sells investment securities from time to time depending on market conditions, business trends, liquidity and capital levels. Investment purchases provide a way to add assets quickly and generate additional earnings. While our ultimate goal is loan growth, the development of a quality loan portfolio requires significant time. During the third quarter of 2002, we increased the investment portfolio by $67,324,000 due to excess liquidity from deposit growth, new borrowings and proceeds from our trust preferred securities issuance.

     In addition to the ongoing expansion of the bank's traditional business, management continuously reviews and considers new products and services to offer customers. These new products and services are largely intended to generate and increase fee income. In December 2000, we organized Lenders Abstract, LLC to generate fee income from the sales of title insurance policies. Substantially all of Lenders Abstract, LLC's business to date has been derived from Premier Bank's customers. During the three and nine months ended September 30, 2002, Lenders Abstract, LLC generated fee income of $29,000 and $115,000, respectively.

     In March 2002, we organized Premier Bank Insurance Services, LLC to further diversify our products and services. This subsidiary primarily sells long-term health care insurance policies on an agency basis. Premier Bank Insurance Services, LLC commenced operations in June 2002.

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

     Accrual and recognition of interest on loans

     These policies involve significant judgments and assumptions by management, which may have a material impact on the interest income recognized from period to period. For a description of our accounting policies in connection with accrual and recognition of interest on loans, see Note 1 (Summary of Significant Accounting Policies) to PBI's audited consolidated financial statements for the fiscal year ended December 31, 2001 (the "Annual Financial Statements") included in Form 10-KSB for the year ended December 31, 2001.

     Realization of deferred income tax items

     Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled, "Deferred income taxes." These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of deferred tax assets for financial reporting purposes. For a more detailed description of these items and estimates, see Note 13 (Income Taxes) to the Annual Financial Statements included in Form 10-KSB for the year ended December 31, 2001.

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

RESULTS OF OPERATIONS

     We reported net income applicable to common shareholders of $1,113,000 or $.32 earnings per common share on a diluted basis for the three months ended September 30, 2002. This represents an increase of $323,000 or 41% from the net income applicable to common shareholders of $790,000 or $.23 earnings per common share on a diluted basis reported for the same period in 2001. Net interest income was $1,147,000 higher in 2002 compared to 2001 due to a $119,381,000 or 30% increase in average interest-earning assets. Loans accounted for $77,776,000 of the growth in average interest-earning assets. During the third quarter of 2002 we recorded $172,000 in deferred fee income related to renegotiated loans which was partially offset by $84,000 in interest income reversals on non-accrual loans. Excluding these items, the net interest margin compressed by 6 basis points from 3.58% during the three months ended September 30, 2001 to 3.52% during the same period in 2002. The net interest spread, excluding deferred fee income on renegotiated loans and interest income reversals on non-accrual loans, increased by 16 basis points from 2.96% for the three months ended September 30, 2001 to 3.12% for the three months ended September 30, 2002. Non-interest income was $257,000 for the three months ended September 30, 2002 compared to $138,000 for the same period in 2001. Non-interest income was $119,000 or 86% higher in 2002 due primarily to gains on the sales of investment securities available for sale. Non-interest expenses were $2,775,000 for the three months ended September 30, 2002 compared to $2,362,000 for the same period in 2001. Non-interest expenses were $413,000 or 17% higher in 2002 due in part to the overall growth of the company.

     We reported net income applicable to common shareholders of $3,058,000 or $.87 earnings per common share on a diluted basis for the nine months ended September 30, 2002. This represents an increase of $1,239,000 or 68% from the net income applicable to common shareholders of $1,819,000 or $.53 earnings per common share on a diluted basis reported for the same period in 2001. Net interest income was $3,092,000 higher in 2002 compared to 2001 due to a $105,270,000 or 28% increase in average interest-earning assets, a wider net interest rate spread and a wider net interest margin. Loans accounted for $82,354,000 of the growth in average interest-earning assets. During the nine months ended September 30, 2002 we recorded $172,000 in deferred fee income related to renegotiated loans which was partially offset by $105,000 in interest income reversals on non-accrual loans. Excluding these items, our net interest rate spread increased 33 basis points from 2.83% for the nine months ended September 30, 2001 to 3.16% for the same period in 2002. Our net interest margin, excluding deferred fee income on renegotiated loans and interest income reversals on non-accrual loans, increased 7 basis points from 3.52% for the nine months ended September 30, 2001 to 3.59% for the same period in 2002. Non-interest income was $703,000 for the nine months ended September 30, 2002 compared to $424,000 the same period in 2001. Non-interest income was $279,000 or 66% higher in 2002 due primarily to an increase in service charges and other deposit related fees and gains from the sales of an SBA loan, other real estate owned and investment securities available for sale. Non-interest expenses were $7,954,000 for the nine months ended September 30, 2002 compared to $6,964,000 for the same period in 2001. Non-interest expenses were $990,000 or 14% higher in 2002 due in part to the overall growth of the company.

     Return on average assets and return on average equity on an annualized basis are presented in the following table for the three and nine months ended September 30, 2002 and 2001.

                                                      FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                       2002         2001                 2002          2001
                                                    ----------   ----------            ----------   ----------
Return on Average Assets (1)                           0.81%        0.76%                 0.82%        0.63%
Return of Average Common Equity (2)                   18.61%       16.50%                18.49%       13.53%
Return of Average Common Equity,
   excluding SFAS 115 valuation allowance (3)         17.64%       14.56%                16.88%       11.67%

------------------------------------
(1) Calculated as net income after preferred stock dividends divided by average assets.

(2) Calculated as net income after preferred stock dividends divided by average total equity less prefered stock.

(3) Calculated as net income after preferred stock dividends divided by average total equity less preferred stock plus unrealized loss on AFS securities.

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

     Responding to generally weak economic conditions, the Federal Reserve cut the targeted federal funds rate by an unprecendented 4.75% to a rate of 1.75% in 2001. As a result, the current interest rate environment is at one of its all time historic low levels. The bank's interest-earning assets and interest-bearing liabilities continue to originate and reprice in this lower rate environment. The yields on average loans for the three and nine months ended September 30, 2002 were 7.42% and 7.47%, respectively, compared to 8.28% and 8.54%, respectively, for the three and nine months ended September 30, 2001. Similarly, the yields on average investments for the three and nine months ended September 30, 2002 were 5.74% and 6.15%, respectively, compared to 6.83% and 6.93%, respectively, for the three and nine months ended September 30, 2001 due in part to the repricing of variable rate securities and the restructuring of the portfolio at current rates. The rate on average interest-bearing liabilities declined from 4.78% for the three months ended September 30, 2001 to 3.32% for same period in 2002 and from 5.16% for the nine months ended September 30, 2001 to 3.61% for the same period in 2002 due in part to lower rates. In the current environment we had considerable success in raising non-maturity deposits that are generally less costly than time deposits.

     For the three and nine months ended September 30, 2002, net interest income, on a tax-equivalent basis, was $1,093,000 and $3,065,000 higher, respectively, than the same periods in 2001. The increase in net interest income in 2002 was primarily a function of interest-earning asset growth and a lower yield on average interest-bearing liabilities. In addition, net interest income for the three and nine months ended September 30, 2002 was positively impacted by the net of deferred fees on renegotiated loans and interest income reversals on non-accrual loans. These items added $88,000 and $67,000 to interest income on loans for the three and nine months ended September 30, 2002, respectively. These favorable items were offset in part by a lower rate on average interest-earning assets and a lower ratio of average interest-earning assets to average interest-bearing liabilities.

     Average interest-earning assets grew $119,381,000 or 30% from $400,285,000 for the three months ended September 30, 2001 to $519,666,000 for the three months ended September 30, 2002. Average loan balances, average interest-bearing deposits, average short-term investments, and average investment balances increased $77,776,000, $24,630,000, $11,627,000 and $5,348,000, respectively.
The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 115.03% for the three months ended September 30, 2001 to 113.75% for the three months ended September 30, 2002. The yield on average interest-earning assets and the rate on average interest-bearing liabilities decreased 123 basis points and 146 basis points, respectively, due to the decline in overall interest rates in 2001. Excluding deferred fee income on renegotiated loans and interest income reversals on non-accrual loans, the yield on interest earning assets decreased 130 basis points. The decrease in rate on average interest-bearing liabilities is mostly due to the repricing of certificates of deposit in the lower interest rate environment, the change in deposit mix and new long-term borrowings at lower rates. Short-term borrowings and subordinated debt also repriced lower in 2002.

     The net interest margin on a tax equivalent basis was virtually unchanged at 3.59% for the three months ended September 30, 2002 compared to 3.58% for the same period in 2001. Excluding deferred fee income on renegotiated loans and interest income reversals on non-accrual loans, the net interest margin compressed by 6 basis points to 3.52% for the three months ended September 30, 2002. The net interest rate spread increased 23 basis points from 2.96% for the three months ended September 30, 2001 to 3.19% for the same period in 2002. Excluding deferred fee income on renegotiated loans and interest income reversals on non-accrual loans, the net interest rate spread improved 16 basis points to 3.12% during the three months ended September 30, 2002.

     Average interest-earning assets grew $105,270,000 or 28% from $375,095,000 for the nine months ended September 30, 2001 to $480,365,000 for the nine months ended September 30, 2002. Average loan balances, average interest-bearing deposits and average short-term investments increased $82,354,000, $14,281,000 and $9,069,000, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 115.59% for the nine months ended September 30, 2001 to 113.38% for the nine months ended September 30, 2002. The yield on average interest-earning assets and the rate on average interest-bearing liabilities decreased 120 basis points and 155 basis points, respectively, due to the decline in overall interest rates in 2001. Excluding deferred fee income on renegotiated loans and interest income reversals on non-accrual loans, the yield on interest earning assets decreased 122 basis points. The decrease in rate on average interest-bearing liabilities is mostly due to the repricing of certificates of deposit in the lower interest rate environment, the change in deposit mix and new long-term borrowings at lower rates. Short-term borrowings and subordinated debt also repriced lower in 2002.

     The net interest margin on a tax equivalent basis increased 9 basis points from 3.52% for the nine months ended September 30, 2001 to 3.61% for the same period in 2002. Excluding deferred fee income on renegotiated loans and interest income reversals on non-accrual loans, the net interest margin increased by 7 basis points to 3.59% for the nine months ended September 30, 2002. The net interest rate spread increased 35 basis points from 2.83% for the nine months ended September 30, 2001 to 3.18% for the same period in 2002. Excluding deferred fee income on renegotiated loans and interest income reversals on non-accrual loans, the net interest rate spread improved 33 basis points to 3.16% during the nine months ended September 30, 2002.

     The following tables set forth, for the periods indicated, certain average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).

         AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                                             FOR THE  THREE MONTHS ENDED SEPTEMBER 30,
                                                           -----------------------------------------------------------------------
                                                                        2002                                  2001
                                                           -------------------------------      ----------------------------------
                                                           AVERAGE                 AVERAGE      AVERAGE                   AVERAGE
                                                           BALANCE     INTEREST      RATE       BALANCE     INTEREST        RATE
                                                           -------     --------    -------      -------     --------      --------
                                                                                    (Dollars in thousands
Assets:
  Short-term investments                                  $ 22,287      $   92       1.64%      $ 10,660     $   94        3.50%
  Interest-bearing deposits                                 25,931         102       1.56%         1,301         12        3.66%
  Investment securities available for sale
     Taxable (1)                                           102,944       1,432       5.52%        86,036      1,434        6.61%
     Tax-exempt (1) (2)                                     12,667         240       7.52%        20,795        409        7.80%
  Investment securities held to maturity                       500           7       5.55%         3,932         63        6.36%
                                                          --------      ------      -----       --------     ------        ----
     Total investment securities                           116,111       1,679       5.74%       110,763      1,906        6.83%
  Loans, net of unearned income (3) (4)                    355,337       6,649       7.42%       277,561      5,795        8.28%
                                                          --------      ------      -----       --------     ------        ----
  Total interest-earning assets                            519,666       8,522       6.51%       400,285      7,807        7.74%
  Cash and due from banks                                   19,115                                 7,346
  Allowance for loan losses                                 (4,377)                               (3,456)
  Other assets (5)                                           9,566                                 9,740
                                                          --------                              --------
Total assets                                              $543,970                              $413,915
                                                          ========                              ========
Liabilities, minority interest in subsidiaries
     and shareholders' equity:
  Interest checking                                       $137,845         986       2.84%      $ 29,292        192        2.60%
  Money market deposit accounts                             16,918          97       2.27%        19,450        151        3.08%
  Savings accounts                                          50,510         286       2.25%        44,878        323        2.86%
  Time deposits                                            185,583       1,810       3.87%       202,187      2,920        5.73%
                                                          --------      ------      -----       --------     ------        ----
     Total interest-bearing deposits                       390,856       3,179       3.23%       295,807      3,586        4.81%
  Short-term borrowings                                     21,418          41       0.76%        20,685        134        2.57%
  Long-term borrowings                                      41,087         550       5.31%        30,000        449        5.94%
  Subordinated debt                                          3,500          49       5.55%         1,500         28        7.41%
                                                          --------      ------      -----       --------     ------        ----
     Total borrowings                                       66,005         640       3.85%        52,185        611        4.65%
                                                          --------      ------      ------      --------     ------        ----
     Total interest-bearing liabilities                    456,861       3,819       3.32%       347,992      4,197        4.78%
  Non interest-bearing deposits                             31,118                                26,646
  Other liabilities                                          7,797                                 7,746
  Capital securities                                        10,815                                10,000
  Shareholders' equity (6)                                  37,379                                21,531
                                                          --------                              --------
Total liabilities, minority interest in
  subsidiaries and shareholders' equity                   $543,970                              $413,915
                                                          ========                              ========
  Net interest income/rate spread                                       $4,703       3.19%                   $3,610        2.96%
                                                                        ======      =====                    ======        ====
  Net interest margin (7)                                                            3.59%                                 3.58%

   Average interest-earning assets as a percentage
    of average interest-bearing liabilities                 113.75%                               115.03%

-------------------
(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $3,610,000 and $244,000 on average for the three months ended September 30, 2002 and 2001, respectively.

(4) Includes tax-exempt loans of $2,202,000 and $2,416,000 on average for the three months ended September 30, 2002 and 2001, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

(5) Excludes the deferred tax asset related to the SFAS 115 valuation allowance on investment securities available for sale.

(6) Excludes the SFAS 115 valuation allowance on investment securities available for sale, net of tax.

(7) Net interest margin is calculated as net interest income divided by average interest-earning assets.

         AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                           -----------------------------------------------------------------------
                                                                        2002                                  2001
                                                           -------------------------------      ----------------------------------
                                                           AVERAGE                 AVERAGE      AVERAGE                   AVERAGE
                                                           BALANCE     INTEREST      RATE       BALANCE     INTEREST        RATE
                                                           -------     --------    -------      -------     --------      --------
                                                                                  (Dollars in thousands)
Assets:
  Short-term investments                                   $17,316     $   229      1.77%      $  8,247      $   276        4.47%
  Interest-bearing deposits                                 15,081         177      1.57%           800           25        4.18%
  Investment securities available for sale
    Taxable (1)                                             88,181       3,873      5.87%        81,834        4,175        6.82%
    Tax-exempt (1) (2)                                      16,824         956      7.60%        18,789        1,077        7.66%
  Investment securities held to maturity                       500          22      5.88%         5,316          243        6.11%
                                                          --------     -------      ----       --------      -------        ----
    Total investment securities                            105,505       4,851      6.15%       105,939        5,495        6.93%
  Loans, net of unearned income (3) (4)                    342,463      19,142      7.47%       260,109       16,610        8.54%
                                                          --------     -------      ----       --------      -------        ----
  Total interest-earning assets                            480,365      24,399      6.79%       375,095       22,406        7.99%
  Cash and due from banks                                   15,816                                6,769
  Allowance for loan losses                                 (4,171)                              (3,248)
  Other assets (5)                                           9,837                                9,703
                                                          --------                             --------
Total assets                                              $501,847                             $388,319
                                                          ========                             ========
Liabilities, minority interest in subsidiaries
     and shareholders' equity:
  Interest checking                                       $110,297       2,334      2.83%      $ 26,752          512        2.56%
  Money market deposit accounts                             16,725         287      2.29%        18,552          518        3.73%
  Savings accounts                                          48,268         807      2.24%        43,464        1,028        3.16%
  Time deposits                                            192,241       6,330      4.40%       200,409        9,194        6.13%
                                                          --------     -------      ----       --------      -------        ----
    Total interest-bearing deposits                        367,531       9,758      3.55%       289,177       11,252        5.20%
  Short-term borrowings                                     18,914         108      0.76%        18,140          487        3.59%
  Long-term borrowings                                      33,736       1,433      5.68%        15,678          696        5.94%
  Subordinated debt                                          3,500         147      5.62%         1,500           83        7.40%
                                                          --------     -------      ----       --------      -------        ----
    Total borrowings                                        56,150       1,688      4.02%        35,318        1,266        4.79%
                                                          --------     -------      ----       --------      -------        ----
    Total interest-bearing liabilities                     423,681      11,446      3.61%       324,495       12,518        5.16%
  Non interest-bearing deposits                             30,116                               25,517
  Other liabilities                                          8,831                                7,472
  Capital securities                                        10,275                               10,000
  Shareholders' equity (6)                                  28,944                               20,835
                                                          --------                             --------
Total liabilities, minority interest in
    subsidiaries and shareholders' equity                 $501,847                             $388,319
                                                          ========                             ========
  Net interest income/rate spread                                       $12,953     3.18%                    $ 9,888        2.83%
                                                                        =======     ====                     =======        ====
  Net interest margin (7)                                                           3.61%                                   3.52%

    Average interest-earning assets as a percentage
    of average interest-bearing liabilities                 113.38%                              115.59%

-------------------
(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $2,876,000 and $132,000 on average for the nine months ended September 30, 2002 and 2001, respectively.

(4) Includes tax-exempt loans of $2,232,000 and $1,543,000 on average for the nine months ended September 30, 2002 and 2001, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

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

      For the three months ended September 30, 2002, non-interest income was $257,000 or $119,000 higher than the $138,000 recorded during the same period in 2001. During 2002, we recorded $85,000 in gains on the sale of investment securities available for sale compared to $3,000 in 2001. Service charges and other deposit-related fees were $20,000 higher for the three months ended September 30, 2002 compared to the same period in 2001.

      For the nine months ended September 30, 2002, non-interest income was $703,000 or $279,000 higher than the $424,000 recorded during the same period in 2001. In 2001, non-interest income included $50,000 in fees related to a loan pay-off. Excluding this non-recurring 2001 fee, non-interest income increased $329,000 or 88% in 2002. Of this increase, $53,000 pertained to service charges and activities related to deposit accounts which have grown considerably in the past year and $46,000 to the gain on the sale of a small business administration loan. Fees from sales of title insurance policies by Lenders Abstract, LLC were $18,000 higher in 2002 due to greater volume. During 2002 we recorded $124,000 in gains on the sale of investment securities available for sale compared to no gains during 2001. In addition, we recorded $33,000 in gains on the sale of other real estate owned in 2002 compared to $17,000 in losses in 2001.

Non-interest expense

      For the three months ended September 30, 2002, non-interest expenses were $2,775,000 or $413,000 higher than the $2,362,000 recorded during the same period in 2001. For the nine months ended September 30, 2002, non-interest expenses were $7,954,000 or $990,000 higher than the $6,964,000 recorded during the same period in 2001. Non-interest expenses in 2002 increased principally due to the continued growth of the company.

      Salaries and benefits were $259,000 or 24% higher in the third quarter of 2002 compared to the same period in 2001. This increase was principally due to an increase in the number of employees, salary adjustments and higher health insurance costs. The number of full-time equivalent employees grew from 78 at September 30, 2001 to 90 at September 30, 2002. Data processing expenses increased $60,000 primarily due to the growth of the company, variable costs associated with item processing and account volumes, and new services. Other expenses, which consist primarily of furniture and equipment expense, employee travel, meals and entertainment, stationery, supplies, postage and Board of Directors' fees, increased $92,000 or 20% compared to the third quarter of 2001. Of this increase, $23,000 pertained to the fair market adjustment of derivatives related to Premier Bank's IPCD. The remaining increase is primarily attributed to the growth of the company.

      Salaries and benefits were $636,000 or 19% higher for the nine months ended September 30, 2002 compared to the same period in 2001. This increase was principally due to an increase in the number of employees, salary adjustments and higher health insurance costs. Data processing expenses increased $126,000 primarily due to the growth of the company, variable costs associated with item processing and account volumes, and new services. Marketing expenses were $80,000 lower in 2002 compared to the same period in 2001. Advertising expenses were reduced because deposit growth exceeded expectations. Other expenses increased $305,000 or 26% in 2002 compared to 2001. Of this increase, $96,000 pertained to the fair market adjustment of derivatives related to Premier Bank's IPCD. The remaining increase is primarily attributed to the growth of the company.

Provision for loan losses

      The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management's best estimate of known and inherent losses in the bank's loan portfolio. The amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio, which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, delinquency statistics, and the composition of loan types within the portfolio. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, charge-off and non-performing trends may not be indicative of future performance.

      The provision for loan losses was $245,000 and $770,000 for the three and nine months ended September 30, 2002, respectively, compared to $179,000 and $518,000 for the same periods in 2001. The amount of the loan loss provision for the three and nine months ended September 30, 2002 was higher than the comparable periods in 2001 primarily due to an increase in non-performing loans and higher net charge offs. Non-performing loans totaled $5,123,000 at September 30, 2002 compared to $0 at September 30, 2001. Net charge-offs were $454,000 for the nine months ended September 30, 2002 compared to $33,000 for the same period in 2001.

      The loan loss allowance as a percentage of total loans was 1.15% at September 30, 2002 and 1.21% at September 30, 2001.

Income tax expense

      We recorded a $581,000 tax provision representing an effective tax rate of 31.5% for the three months ended September 30, 2002 compared to $266,000 or 25.2% for the same period in 2001. We recorded a $1,351,000 tax provision representing an effective tax rate of 29.6% for the nine months ended September 30, 2002 compared to $610,000 or 25.1% for the same period in 2001. The effective tax rates for the three and nine months ended September 30, 2002 were higher than the comparable periods in 2001 principally due to a lower ratio of tax-exempt interest to total pre-tax income. Our statutory federal tax rate is 34%.

FINANCIAL CONDITION

      Consolidated assets grew $148,807,000 or 33% during the nine months ended September 30, 2002 to $599,376,000. During this period we raised $27,345,000 in new capital through the issuance of preferred stock and capital securities. This new capital, together with a $76,065,000 increase in deposits, mostly interest checking accounts, and a $30,000,000 increase in long-term FHLB advances, funded our asset growth. Investments, total gross loans and cash and cash equivalents grew $67,324,000, $43,578,000 and $37,663,000, respectively, during the nine months ended September 30, 2002.

      Shareholders' equity increased $16,455,000 from $19,609,000 at December 31, 2001 to $36,064,000 at September 30, 2002. This increase was attributable to $12,345,000 in net proceeds from the sale of preferred stock, $3,058,000 in earnings after preferred stock dividends, a $1,841,000 improvement in the estimated fair value of investment securities available for sale, net of tax, and $529,000 from the exercise of common stock options. Shareholders' equity was reduced by $1,318,000 due to the repurchase of common stock.

Investment securities

      Investment policies dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making the specific investment purchases within these standards. The carrying value of investment securities at September 30, 2002 totaled $165,675,000 or 28% of total assets. At September 30, 2002 approximately 56% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow. Corporate bonds and municipal bonds comprised 31% and 7% of the investment portfolio, respectively. At September 30, 2002, approximately 61% of the investment portfolio was fixed rate.

      Management buys and sells investment securities from time to time depending on market conditions, business trends, liquidity, and capital levels. Investment purchases provide a way to add assets quickly and generate additional earnings. During the third quarter of 2002, we purchased of $101,515,000 of AFS investments using the proceeds from our two recent capital initiatives and excess liquidity from deposit growth and new long-term borrowings. Investment purchases were concentrated in mortgage-backed securities and corporate bonds. During the third quarter of 2002 we also sold $19,929,000 in AFS securities at a net gain of $85,000. The majority of these gains were recognized from the sales of certain mortgage-backed securities in order to lower our prepayment exposure.

      For the nine months ended September 30, 2002 investment purchases and sales totaled $127,485,000 and $54,104,000, respectively. Net gains on sales of AFS securities were $124,000 for the nine months ended September 30, 2002.

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

      At September 30, 2002, the AFS portfolio had an estimated market depreciation of $1,758,000 before tax and an equity adjustment of $1,160,000, net of tax. This represents a $1,841,000 improvement in the estimated fair value of AFS securities, net of tax, over the prior year-end primarily due to the lower rate environment. The market depreciation is concentrated in a sector of the bank's corporate bond portfolio comprised of long-term trust preferred securities issued by other financial institutions. These trust preferred securities had an unrealized loss of $2,983,000 at September 30, 2002. The market continues to discount these corporate bonds due to perceived credit risk.

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


                              INVESTMENT PORTFOLIO

                                                                 SEPTEMBER 30, 2002
                                                ------------------------------------------------------
                                                    HELD TO MATURITY             AVAILABLE FOR SALE
                                                -----------------------       ------------------------
                                                AMORTIZED    ESTIMATED        AMORTIZED     ESTIMATED
                                                  COST       FAIR VALUE          COST       FAIR VALUE
                                                ---------    ----------       ---------     ----------
                                                                    (In thousands)
Mortgage-backed securities                        $  -          $  -          $ 92,276       $ 93,274
Municipal securities                                 -             -            11,214         11,441
Equity securities                                    -             -             3,584          3,584
Mutual funds                                         -             -             5,000          5,000
Corporate bonds                                      -             -            54,749         51,766
Other debt securities                              500           500               110            110
                                                  ----          ----          --------       --------
Total                                             $500          $500          $166,933       $165,175
                                                  ====          ====          ========       ========

                                                                  DECEMBER 31, 2001
                                                ------------------------------------------------------
                                                    HELD TO MATURITY             AVAILABLE FOR SALE
                                                -----------------------       ------------------------
                                                AMORTIZED    ESTIMATED        AMORTIZED     ESTIMATED
                                                  COST       FAIR VALUE          COST       FAIR VALUE
                                                ---------    ----------       ---------     ----------
                                                                    (In thousands)
Mortgage-backed securities                        $  -          $  -          $ 43,286        $43,365
Municipal securities                                 -             -            20,796         20,031
Equity securities                                    -             -             2,023          2,023
Corporate bonds                                      -             -            36,184         32,322
Other debt securities                              500           500               110            110
                                                  ----          ----          --------        -------
Total                                             $500          $500          $102,399        $97,851
                                                  ====          ====          =========       =======

Loans

     Gross loans increased $43,578,000 or 14% from $316,066,000 at December 31, 2001 to $359,644,000 at September 30, 2002.

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

                                 LOAN PORTFOLIO

                                          SEPTEMBER 30, 2002                DECEMBER 31, 2001
                                  --------------------------------  --------------------------------
                                       AMOUNT        % OF TOTAL         AMOUNT         % OF TOTAL
                                  ---------------  ---------------  ---------------  ---------------
                                                      (Dollars in thousands)
Real estate-farmland                $    200            0.06%          $    214           0.07%
Real estate-construction              10,291            2.86%            15,911           5.03%
Real estate-residential               33,283            9.26%            30,188           9.55%
Real estate-multifamily               20,135            5.60%            15,011           4.75%
Real estate-commercial               246,944           68.66%           208,412          65.94%
Commercial                            47,737           13.27%            45,238          14.31%
Consumer                               1,054            0.29%             1,092           0.35%
                                    --------          ------           --------         ------
Total loans                          359,644          100.00%           316,066         100.00%
                                                      ======                            ======
Less:
     Deferred loan fees               (1,572)                           (1,373)
     Allowance for loan losses        (4,133)                           (3,817)
                                    --------                          --------
Total loans, net                    $353,939                          $310,876
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

     Estimates are used to determine the allowance for loan losses. A variety of factors are considered in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Each commercial loan is assigned a specific loan loss reserve using a scoring system. This scoring system takes into consideration collateral type and value, loan to value ratios, the borrower's risk rating, and other factors previously described. Independent loan reviewers determine borrower risk ratings at the inception of each loan and monitor/update these ratings on an ongoing basis. Homogeneous loans, comprised primarily of home equity and non-real estate secured consumer loans, are analyzed in the aggregate.

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

     We maintained an unallocated loan loss reserve at September 30, 2001 based on a shift in risk ratings following the hiring of an independent loan reviewer in the second quarter of 1999. This unallocated reserve was based on the assumption that additional risk factors would be identified and further changes to risk ratings would be made as this independent review process was consistently applied to the entire commercial loan portfolio over an extended period of time. We adjusted our loan scoring system in the fourth quarter of 2001 to reflect current economic conditions and trends in risk ratings over the past several years. As a result, there are no unallocated loan loss reserves at December 31, 2001 or September 30, 2002.

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

                   ALLOWANCE FOR LOAN LOSS ALLOCATION

                                  SEPTEMBER 30, 2002       DECEMBER 31, 2001       SEPTEMBER 30, 2001
                                ---------------------    ---------------------    --------------------
                                           % LOANS TO               % LOANS TO              % LOANS TO
                                AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT   TOTAL LOANS
                                ------    -----------    ------    -----------    ------   -----------
                                                        (Dollars in thousands)
Balance at end of period
   applicable to:
Real estate-farmland            $    1        0.06%      $    2       0.07%       $    2       0.07%
Real estate-construction            99        2.86%         115       5.03%           65       3.71%
Real estate-residential            321        9.26%         266       9.55%          240       9.59%
Real estate-multi-family           169        5.60%         103       4.75%           71       4.23%
Real estate-commercial           2,492       68.66%       2,338      65.94%        1,795      68.22%
Commercial                       1,041       13.27%         982      14.31%          730      13.76%
Consumer                            10        0.29%          11       0.35%           12       0.42%
Unallocated                          -           -            -          -           602          -
                                ------      ------       ------     ------        ------     ------
Total                           $4,133      100.00%      $3,817     100.00%       $3,517     100.00%
                                ======      ======       ======     ======        ======     ======

     At September 30, 2002, the allowance for loan losses totaled $4,133,000 or 1.15% of total loans compared to 1.21% and 1.21% at December 31, 2001 and September 30, 2001, respectively. We charged $454,000 in loan losses against the allowance for loan losses during the nine months ended September 30, 2002. $450,000 of total 2002 loan losses related to one borrower.

     The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, current charge-off and non-performing asset trends may not be indicative of future performance.

                         ALLOWANCE FOR LOAN LOSSES

                                                 FOR THE NINE             FOR THE              FOR THE NINE
                                                 MONTHS ENDED            YEAR ENDED            MONTHS ENDED
                                              SEPTEMBER 30, 2002      DECEMBER 31, 2001     SEPTEMBER 30, 2001
                                             --------------------  ----------------------  ----------------------
                                                                   (Dollars in thousands)
Balance at beginning of period                    $  3,817               $  3,032                $  3,032

Charge-offs
   Real estate-commercial                              295                     29                      29
   Commercial                                          159                      4                       4
                                                  --------               --------                --------
Total charge-offs                                      454                     33                      33

Recoveries                                               -                      -                       -
                                                  --------               --------                --------
Net charge-offs                                        454                     33                      33
Provision for loan losses                              770                    818                     518
                                                  --------               --------                --------
Balance at end of period                          $  4,133               $  3,817                $  3,517
                                                  ========               ========                ========

Total gross loans:
Average                                           $344,146               $271,318                $261,148
End of period                                     $359,644               $316,066                $290,226

Ratios:
Net charge-offs to:
   Average loans                                      0.13%                  0.01%                   0.01%
   Loans at end of period                             0.13%                  0.01%                   0.01%
   Allowance for loan losses                         10.98%                  0.86%                   0.94%
   Provision for loan losses                         58.96%                  4.03%                   6.37%

Allowance for loan losses to:
   Total gross loans at end of period                 1.15%                  1.21%                   1.21%
   Non-performing loans                              80.68%                142.05%                    N/M

---------------
(1) N/M stands for "not meaningful". There were no non-performing loans at September 30, 2001.

Non-performing assets

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. Non-performing assets represented .85% and .70% of total assets at September 30, 2002 and December 31, 2001, respectively.

                        NON-PERFORMING ASSETS

                                                 SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                                --------------------    -------------------
                                                           (Dollars in thousands)
Loans past due 90 days or more and accruing            $    -                  $    -
Non-accrual loans                                       5,123                   2,687
Other real estate owned                                     -                     475
                                                       ------                  ------
       Total non-performing assets                     $5,123                  $3,162
                                                       ======                  ======

Ratio of non-performing loans to total loans             1.42%                   0.85%

Ratio of non-performing assets to total assets           0.85%                   0.70%

     During the third quarter of 2002 we placed a total of $2,710,000 in loans on non-accrual and reversed a total of $84,000 in interest income. The non-accrual/impaired loan balance was substantially comprised of two borrowers with loans totaling $2,510,000 and $1,535,000 at September 30, 2002. At December 31, 2001 the non-accrual loan balance was substantially comprised of one borrower with loans totaling $2,330,000. After a $450,000 charge-off in the third quarter of 2002 and $345,000 in payments, this borrower remains on non-accrual with a balance of $1,535,000 at September 30, 2002. During the third quarter of 2002 we placed a $2,510,000 relationship on non-accrual and reversed $61,000 in interest income related to it. This $2,510,000 relationship is collateralized by three pieces of real estate.

     The average balance of non-accrual/impaired loans was $3,610,000 for the three months ended September 30, 2002. There was $1,000 and $0 interest income recognized on non-accrual/impaired loans during the three months ended September 30, 2002 and 2001, respectively. Total interest income that would have been recognized on non-accrual loans was $140,000 and $0 for the three months ended September 30, 2002 and 2001, respectively.

     The average balance of non-accrual loans was $2,876,000 for the nine months ended September 30, 2002. There was $5,000 and $0 in interest income recognized on non-accrual/impaired loans during the nine months ended September 30, 2002 and 2001, respectively. Total interest income that would have been recognized on non-accrual loans was $255,000 and $0 for the nine months ended September 30, 2002 and 2001, respectively.

     Other real estate owned at December 31, 2001 was sold at a gain of $33,000 in May 2002.

Loans held for sale

     The balance of loans held for sale was $1,508,000 at September 30, 2002 compared to $127,000 at December 31, 2001. The increase in loans held for sale relates to the timing of residential mortgage loan originations versus their sale.

     We sold $6,133,000 and $5,572,000 of residential mortgages during the nine months ended September 30, 2002 and 2001, respectively. Residential mortgage originations and sales are significantly influenced by the interest rate environment.

Deferred taxes

     Deferred taxes decreased $949,000 from $2,887,000 at December 31, 2001 to $1,938,000 at September 30, 2002. This decrease relates to the change in the estimated fair value of investment securities available for sale.

Other assets

     The $817,000 increase in other assets from $712,000 at December 31, 2001 to $1,529,000 at September 30, 2002 was primarily due to the deferral of $413,000 in costs related to our September issuance of $15,000,000 of trust preferred securities. These costs will be amortized over the life of the securities and reported as "Minority interest in expense of subsidiary." The remaining increase relates to increases in the principal due on delay-payment type mortgage-backed securities and in normal prepaid operating expenses.

Deposits

     We are largely dependent upon our base of competitively priced core deposits to provide a stable source of funding. The bank has retained and grown its customer base since inception through a combination of price, quality service, customer confidence, convenience, a stable and experienced staff and through expansion of our network of offices. Core deposits, which exclude time deposits of $100,000 and greater, grew $75,413,000 or 25% during the nine months ended September 30, 2002 to $379,693,000. This growth was primarily generated by the Golden Checking product, which is an interest-bearing checking account. Through September 30, 2002, the bank maintained the rate payable on this account at an annual percentage yield of 3.05% despite the falling rate environment. As prevailing interest rates declined, Golden Checking accounts increased $73,732,000 during the nine months ended September 30, 2002 and the bank's deposit mix, although still concentrated in time deposits, shifted significantly toward non-maturity interest checking products. Interest checking accounts at September 30, 2002 were $145,373,000 or 33% of total deposits compared to $58,826,000 or 16% of total deposits at December 31, 2001. Total time deposits at September 30, 2002 were $187,911,000 or 43% of total deposits compared to $208,057,000 or 58% of total deposits at December 31, 2001. Approximately $94,492,000 of time deposits will mature after one year.

     Total deposits increased $76,065,000 or 21% during the nine months ended September 30, 2002 to $434,347,000. Total average deposits increased $82,953,000 or 26% from $314,694,000 for the nine months ended September 30, 2001 to $397,647,000 for the nine months ended September 30, 2002. Non-interest-bearing deposits are an important source of funds for a bank because they lower overall deposit costs. The average balance of these accounts increased $4,599,000 or 18% during the nine months ended September 30, 2002 compared to the same period in 2001. The interest rates offered on most deposit products were lowered in 2001 and through the first half of 2002 in response to overall market conditions. Management expects the certificate of deposit portfolio to continue to reprice lower in 2002, as higher rate accounts mature and reprice in the lower rate environment.

     The growth of mutual funds over the past decade has made it increasingly difficult for financial institutions to attract deposits. The continued flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans, as well as a generally strong economy, have, until recently, fueled high returns for these investments, and in particular, certain equity funds. During 2001 and, continuing to date, the returns of the domestic equity markets were weak and volatile as the U.S. economy was generally sluggish. These conditions improved the environment for deposit acquisition for financial institutions as investors sought the relative safety of FDIC insured deposits, despite a low interest rate environment.

     We plan to continue to grow deposits through promotions, business development programs, maturation of existing branches and branch expansion. In addition, Premier Bank introduced the IPCD product in the first quarter of 2001. The IPCD product contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500(R) Index. This innovative deposit product allows a customer to receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured by the FDIC to the extent provided by law. As of September 30, 2002, the bank generated $16,518,000 in IPCD deposits with an initial term of five years. Approximately $13,145,000 of IPCD balances at September 30, 2002 was from institutional depositors. These depositors generally require us to obtain letters of credit guaranteeing the principal amounts of IPCD's in excess of FDIC insured levels. As of September 30, 2002, Premier Bank maintained $11,300,000 in letters of credit from the FHLB for this purpose. The amount of IPCD product, net of embedded derivatives, included in total deposits in the Consolidated Balance Sheet at September 30, 2002 was $13,966,000. See the section entitled "Derivative Financial Instruments."

                        DEPOSITS BY MAJOR CLASSIFICATION

                                           SEPTEMBER 30, 2002              DECEMBER 31, 2001
                                     ----------------------------    ----------------------------
                                     WEIGHTED                        WEIGHTED
                                     AVERAGE                         AVERAGE
                                     INTEREST              % OF      INTEREST              % OF
                                       RATE    AMOUNT     TOTAL        RATE     AMOUNT     TOTAL
                                     --------  ------   ---------    --------   ------    --------
                                                          (Dollars in thousands)
Interest checking                     2.57%   $145,373    33.47%      2.69%    $ 58,826    16.42%
Money market                          2.27%     17,391     4.01%      2.32%      16,997     4.74%
Savings                               2.24%     51,131    11.77%      2.25%      44,059    12.30%
Time                                  3.86%    187,911    43.26%      5.31%     208,057    58.07%
                                      ----    --------   ------       ----     --------   ------
   Total interest-bearing deposits    3.12%    401,806    92.51%      4.27%     327,939    91.53%
                                      ====    --------   ------       ====     --------   ------
Non interest-bearing deposits                   32,541     7.49%                 30,343     8.47%
                                              --------   ------                --------   ------
Total deposits                                $434,347   100.00%               $358,282   100.00%
                                              ========   ======                ========   ======

Borrowings

     Borrowings totaled $89,035,000 at September 30, 2002 compared to $49,605,000 at December 31, 2001.

     Included in borrowings are customer repurchase agreements of $29,035,000 and $19,605,000 at September 30, 2002 and December 31, 2001, respectively. The balance in customer repurchase agreements fluctuates daily because it is dependent on the level of available funds in depositor accounts. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. The bank controls these pledged securities.

     Borrowings also included $60,000,000 and $30,000,000 in long-term advances from the FHLB at September 30, 2002 and December 31, 2001, respectively. New long-term borrowings for the third quarter of 2002 included two $15,000,000 fixed rate 10-year advances from the FHLB. These advances may convert to a variable rate if the LIBOR index hits 7% and 8%, respectively. The bank has the option to prepay these advances if they convert to a variable rate.

     The weighted average interest rate on borrowings was 3.45% and 3.83% at September 30, 2002 and December 31, 2001, respectively.

Other liabilities

     Other liabilities increased $3,495,000 from $5,019,000 at December 31, 2001 to $8,514,000 at September 30, 2002. This increase relates principally to $3,883,000 in accrued investment purchases, and a $689,000 increase in the balance of derivatives related to our IPCD product. These increases were partially offset by an $807,000 decrease in federal income taxes payable and a $270,000 decrease in normal operating accounts.

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

     Since year-end 2001, we completed two capital raising initiatives, which together generated $27,345,000. With the addition of this new capital we believe that we are well positioned to sustain the growth of our core business and to take advantage of diversification and expansion opportunities as they surface.

     On September 26, 2002, we issued $15,000,000 of variable rate capital securities due November 30, 2032 through our Delaware subsidiary, Premier Capital Trust II. Interest on the capital securities is based on the 90-day LIBOR index plus 345 basis points. Proceeds from the capital securities provide PBI with Tier 1 and Tier 2 capital as determined by regulatory capital guidelines. See Footnote #9 entitled "Capital Securities".

     On June 19, 2002, we completed our public offering of 552,000 shares of Series A 9.25% Non-Cumulative Perpetual Preferred Stock at $25.00 per share. The net proceeds from this offering totaled $12,345,000. The Series A Preferred stock qualifies as Tier 1 capital. Annual dividends on the Series A Preferred stock are $2.3125 per share or $1,276,500. Dividends are payable quarterly, but only if declared by our board of directors.

     On July 11, 2002 our board of directors approved a cash dividend of $0.2698 per share to preferred shareholders of record on July 16, 2002. This dividend, totaling $149,000, was paid on July 31, 2002 and represented payment for the period from June 19, 2002 to July 30, 2002, the amount of time the shares of Series A Preferred Stock were outstanding for the quarter.

     On October 7, 2002, PBI's board of directors approved a cash dividend of $0.578125 per share or $319,000 to preferred shareholders of record on October 16, 2002. This dividend was paid on October 31, 2002 and represented payment for the quarter August 1, 2002 through October 31, 2002.

     On July 11, 2002, our board of directors approved a plan to purchase up to 4.9% of our outstanding common stock in the open market or in privately negotiated transactions. On October 22, 2002 our board of directors announced the termination of its stock repurchase program after the repurchase of 109,858 shares during the third quarter of 2002.

     On October 11, 2002, PBI repaid $2,000,000 in variable rate subordinated debt which was included as Tier 2 capital at September 30, 2002.

The tables below depict our capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by FDIC regulations.

                               CAPITAL COMPONENTS

                                                                       SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                                                     ----------------------  ----------------------
                                                                                  (Dollars in thousands)
Tier 1
Shareholders' equity                                                        $ 36,064                $ 19,609
Allowable portion of minority interest in equity of subsidiaries              10,000                   7,537
Net unrealized losses on investment securities available for sale              1,160                   3,001
                                                                            --------                --------
Total Tier 1 Capital                                                        $ 47,224                $ 30,147
                                                                            ========                ========

Tier 2
Allowable portion of minority interest in equity
  of subsidiaries                                                           $ 15,000                $  2,463
Allowable portion of the allowance for loan losses                             4,133                   3,817
Allowable portion of subordinated debt                                         3,500                   3,500
                                                                            --------                --------
Total Tier 2 Capital                                                        $ 22,633                $  9,780
                                                                            ========                ========

Total Capital                                                               $ 69,857                $ 39,927

Risk-weighted assets                                                        $448,219                $375,981

                                 CAPITAL RATIOS

                                                                                                "ADEQUATELY           "WELL
                                                                                                CAPITALIZED"       CAPITALIZED"
                                                  SEPTEMBER 30, 2002     DECEMBER 31, 2001         RATIOS             RATIOS
                                                  ------------------     -----------------      ------------       ------------
Total risk-based capital/risk-weighted assets           15.59%                10.62%               8.00%              10.00%
Tier 1 capital/risk-weighted assets                     10.54%                 8.02%               4.00%               6.00%
Tier 1 capital/average assets (leverage ratio)           8.68%                 6.83%               4.00%               5.00%

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

                                             WITHIN     4 TO 6    7 MONTHS    1 TO 3     3 TO 5     AFTER
SEPTEMBER 30, 2002                          3 MONTHS    MONTHS    TO 1 YEAR   YEARS      YEARS     5 YEARS     TOTAL
------------------                          --------    ------    ---------   ------     ------    -------     -----
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
   Short-term investments                   $ 33,817   $      -   $      -   $      -   $      -   $      -   $ 33,817
   Interest-bearing deposits                   9,337          -          -          -          -          -      9,337
   Investment securities                      65,436      2,337      3,398     15,783      7,958     70,763    165,675
   Loans, net of deferred fees                61,698     12,890     26,647    104,290    143,964      8,583    358,072
                                            --------   --------   --------   --------   --------   --------   --------
Total interest rate-sensitive assets        $170,288   $ 15,227   $ 30,045   $120,073   $151,922   $ 79,346   $566,901
                                            ========   ========   ========   ========   ========   ========   ========
Total cumulative assets                     $170,288   $185,515   $215,560   $335,633   $487,555   $566,901
                                            ========   ========   ========   ========   ========   ========

LIABILITIES
   Interest checking, money market
     and savings accounts                   $  8,556   $  6,417   $ 12,834   $128,117   $ 42,779   $ 15,192   $213,895
   Time deposits                              30,786     22,819     39,816     62,533     31,957          -    187,911
   Short-term borrowings                      29,035          -          -          -          -          -     29,035
   Long-term borrowings                            -          -          -          -          -     60,000     60,000
   Subordinated debt                           2,000      1,500          -          -          -          -      3,500
                                            --------   --------   --------   --------   --------   --------   --------
Total interest rate-sensitive liabilities   $ 70,377   $ 30,736   $ 52,650   $190,650   $ 74,736   $ 75,192   $494,341
                                            ========   ========   ========   ========   ========   ========   ========
Total cumulative liabilities                $ 70,377   $101,113   $153,763   $344,413   $419,149   $494,341
                                            ========   ========   ========   ========   ========   ========

Gap during period                           $ 99,911   $(15,509)  $(22,605)  $(70,577)  $ 77,186   $  4,154   $ 72,560
                                            ========   ========   ========   ========   ========   ========   ========
Cumulative gap                              $ 99,911   $ 84,402   $ 61,797   $ (8,780)  $ 68,406   $ 72,560
                                            ========   ========   ========   ========   ========   ========

Cumulative gap as a percentage of:
Interest earning assets                        17.62%     14.89%     10.90%    (1.55%)     12.07%     12.80%
Total assets                                   16.67%     14.08%     10.31%    (1.46%)     11.41%     12.11%

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

     The table below summarizes estimated changes in net interest income over a 12-month period beginning October 1, 2002, under alternate interest rate scenarios using the consulting model described above.

                                NET INTEREST
CHANGE IN INTEREST RATES           INCOME       DOLLAR CHANGE    PERCENT CHANGE
------------------------        ------------    -------------    --------------
                                           (DOLLARS IN THOUSANDS)
+200 Basis Points                 $18,858          $ (22)            -0.12%
+100 Basis Points                  18,914             34              0.18%
Flat Rate                          18,880              -                 -
-100 Basis Points                  18,657           (223)            -1.18%
-200 Basis Points                  18,375           (505)            -2.67%

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

LIQUIDITY

     Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. Our primary sources of funds are deposits, proceeds from principal and interest payments on loans and investments, sales of AFS securities and borrowings. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities prepayments are influenced by interest rates, economic conditions, and competition. Deposit growth within the banking industry has been generally slow due to strong competition from a variety of financial services companies. Competition for deposits may require banks to increase rates on deposits or expand their branch office networks to adequately grow deposits in the future.

     For the nine months ended September 30, 2002, cash and cash equivalents increased $37,663,000. Operating and financing activities provided cash and cash equivalents of $4,121,000 and $141,824,000, respectively, while investing activities used $108,282,000. The cash provided by financing activities was primarily from a $76,065,000 increase in deposits and $30,000,000 in long-term borrowings. We also raised $15,000,000 from the issuance of trust securities and $12,345,000 from our preferred stock offering. Other significant sources of cash included principal repayments on loans and mortgage-backed securities, proceeds from the sales of investment securities and an increase in short-term borrowings. Together, this cash was used to finance investment purchases of $127,485,000 and loan growth of $44,032,000.

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

     We monitor our liquidity position on a daily basis. We use overnight federal funds and interest-bearing deposits in other banks to absorb daily excess liquidity. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Federal funds are sold or purchased through a correspondent bank, which diversifies the holdings to an approved group of commercial banks throughout the country. If the bank requires funds beyond its ability to generate them internally, additional sources of funds are available through use of a $6,000,000 unsecured federal funds line of credit with its correspondent bank, and its $84,675,000 borrowing limit at the FHLB. The bank could also sell or borrow against certain investment securities. At September 30, 2002, the bank had available borrowing capacity of $13,375,000 and $6,000,000 with the FHLB and a correspondent bank, respectively.

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

     The notional amount of derivative contracts was $16,518,000 and $10,905,000 at September 30, 2002 and December 31, 2001, respectively. The fair value of derivatives is included in "Other liabilities" and approximated $2,744,000 and $2,055,000 at September 30, 2002 and December 31, 2001, respectively. During the three and nine months ended September 30, 2002 approximately $84,000 and $179,000, respectively, was recorded in other expense for net changes in the fair value of derivatives compared to $61,000 and $83,000 in expense for the three and nine months ended September 30, 2001, respectively. The fair value adjustments are due to changes in prevailing interest rates and the resulting valuations of future payments due the FHLB.

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

Rescission of FASB Statements No. 4, 44, and 64

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," along with rescinding FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amending FASB Statement No. 13, "Accounting for Leases." This Statement (1) eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, (2) eliminates the extraordinary item treatment of reporting gains and losses from extinguishment of debt, and (3) makes certain other technical corrections.

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

Acquisitions of Certain Financial Institutions

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions," which amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

     With some exceptions, the requirements of Statement No. 147 are effective October 1, 2002. The adoption of this Statement did not have an impact on our earnings, financial condition, or equity.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required herein is set forth in Item 2, above.

ITEM 4 - CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, PBI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of PBI's management, including PBI's Chairman, Chief Executive Officer and President and PBI's Chief Financial Officer. Based upon that evaluation, PBI's Chairman, Chief Executive Officer and President and PBI's Senior Vice President and Chief Financial Officer concluded that PBI's disclosure controls and procedures are effective. There have been no significant changes in PBI's internal controls or in other factors, which could significantly affect internal controls subsequent to the date PBI carried out its evaluation.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in PBI reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in PBI reports filed under the Exchange Act is accumulated and communicated to management, including PBI's Chairman, Chief Executive Officer and President and PBI's Senior Vice President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     At September 30, 2002, there were no known material legal proceedings pending against PBI, its subsidiaries or its property. In addition, no material proceedings are known to be contemplated by government authorities against PBI, its subsidiaries or its property.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

         99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

                                              Premier Bancorp, Inc.
                                              ---------------------
                                              Registrant

DATE                                          SIGNATURE

November 8, 2002                              /s/ John C. Soffronoff
                                              ----------------------
                                              John C. Soffronoff
                                              President, Chief Executive Officer
                                              (Principal Executive Officer)

November 8, 2002                              /s/ Bruce E. Sickel
                                              -------------------
                                              Bruce E. Sickel
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                                  AS ADDED BY
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John C. Soffronoff, President and Chief Executive Officer, certify, that:

         1. I have reviewed this quarterly report on Form 10-Q of Premier Bancorp, Inc.;

         2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002           By: /s/ John C. Soffronoff
                                     ----------------------
                                     John C. Soffronoff
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                                  AS ADDED BY
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce E. Sickel, Chief Financial Officer, certify, that:

         1. I have reviewed this quarterly report on Form 10-Q of Premier Bancorp, Inc.;

         2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002           By: /s/ Bruce E. Sickel
                                     -------------------
                                     Bruce E. Sickel
                                     Chief Financial Officer
                                     (Principal Financial Officer)

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

99.1  Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2  Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*   Incorporated by reference.