Form 10-K
period 2002-12-31
PREMIER BANCORP INC /PA/
filed 2003-03-24
CIK 1044651

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                                   OR




    [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-15513

                             PREMIER BANCORP, INC.
                (Name of Registrant as Specified in Its Charter)

                 PENNSYLVANIA                                    23-2921058
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

            379 NORTH MAIN STREET,                                 18901
           DOYLESTOWN, PENNSYLVANIA                              (Zip Code)
   (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 345-5100

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                ---------------------------------------------
        Common Stock, $0.33 par value                      American Stock Exchange
   Series A Preferred Stock, no par value                  American Stock Exchange

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                                      NONE
                                ---------------
                                (Title of Class)

     Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K     No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     As of March 21, 2003, 3,417,515 shares of common stock of the registrant were outstanding. The aggregate market value of the voting and non-voting common stock of the registrant, held by non-affiliates was approximately $24,294,000 at June 28, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the registrant's 2003 annual meeting of shareholders which is part of the proxy statement/prospectus on Form S-4 filed by Fulton Financial Corporation are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PREMIER BANCORP, INC.

                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1   Business....................................................     1
Item 2   Properties..................................................    11
Item 3   Legal Proceedings...........................................    12
Item 4   Submission of Matters to a Vote of Security Holders.........    12

                                  PART II
Item 5   Market for Common Stock and Related Shareholder Matters.....    12
Item 6   Selected Financial Data.....................................    13
Item 7   Management's Discussion and Analysis of Financial Condition     14
         and Results of Operations...................................
Item 7A  Quantitative and Qualitative Disclosures About Market           42
         Risk........................................................
Item 8   Financial Statements and Supplementary Data.................    42
Item 9   Changes in and Disagreements with Accountants on Accounting     74
         and Financial Disclosure....................................

                                  PART III
Item 10  Directors and Executive Officers of the Registrant..........    74
Item 11  Executive Compensation......................................    74
Item 12  Security Ownership of Certain Beneficial Owners and             74
         Management and Related Shareholder Matters..................
Item 13  Certain Relationships and Related Transactions..............    74
Item 14  Controls and Procedures.....................................    74

                                  PART IV
Item 15  Exhibits, Financial Statement Schedules and Reports on Form     75
         8-K.........................................................
         Signatures..................................................    76

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1 -- BUSINESS

PREMIER BANCORP, INC.

     Premier Bancorp, Inc. (PBI) is a registered financial holding company. We were incorporated in the Commonwealth of Pennsylvania in July 1997 and reorganized on November 17, 1997 as the one-bank holding company of Premier Bank. Our primary business is the operation of our wholly-owned principal subsidiary, Premier Bank, which we manage as a single business segment and which is a state chartered Federal Reserve member commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation's Bank Insurance Fund to the fullest extent provided by law. Premier Bank was organized in 1990 and began operations on April 24, 1992.

     Our consolidated financial condition and results of operations consist almost entirely of those of Premier Bank. At December 31, 2002, we had total consolidated assets of $609,972,000, total deposits of $456,486,000 and total shareholders' equity of $38,436,000.

     Other wholly owned subsidiaries include PBI Capital Trust, Premier Capital Trust II, Lenders Abstract, LLC and Premier Bank Insurance Services, LLC. PBI Capital Trust and Premier Capital Trust II are Delaware statutory business trusts established for the sole purpose of issuing $10,000,000 and $15,000,000, respectively, in trust preferred securities. PBI Capital Trust and Premier Capital Trust II were established in 1998 and 2002, respectively. Lenders Abstract, LLC is a Pennsylvania limited liability company organized in December 2000 to sell title insurance policies. Premier Bank Insurance Services, LLC is a Pennsylvania limited liability company organized in March 2002 principally to sell long-term health care insurance policies.

     As of December 31, 2002, PBI did not own or lease any property and had no employees.

     On January 16, 2003, PBI announced that it had entered into a definitive agreement to be acquired by Fulton Financial Corporation based in Lancaster, Pennsylvania. Under the terms of the agreement, Fulton Financial will acquire all of PBI's issued and outstanding shares of common stock. Each share of PBI common stock outstanding will be exchanged for 1.34 shares of Fulton Financial common stock, subject to adjustment. All outstanding shares of PBI preferred stock are expected to be redeemed as of or before the closing date of the transaction. This acquisition, which is subject to the approval of bank regulators and PBI shareholders, is expected to close by the third quarter of 2003.

PREMIER BANK

     Premier Bank is a Pennsylvania chartered financial services provider whose business primarily consists of originating loans to small to mid-sized businesses and attracting retail deposits from the general public. The bank also invests in securities such as mortgage-backed securities, obligations of U.S. government agencies and government sponsored entities, corporate bonds and municipal bonds. The bank's revenues are primarily derived from net interest income. Over our eleven-year history, we have grown significantly through internal growth.

     Our deposit products include checking, savings, and money market accounts, as well as certificates of deposit. We offer numerous credit products, but specialize in lending to small to mid-sized businesses and professionals. We offer a full array of lending products including loans secured by real estate and other assets, working capital lines and other commercial loans. We make a wide range of consumer loan products available such as residential mortgage loans, home equity loans and lines of credit, personal lines of credit and other consumer loans. We sell our residential mortgage loans immediately in the secondary market. We also offer other services such as internet banking, telephone banking, cash management services, automated teller services and safe deposit boxes. Further, through our subsidiary, Lenders Abstract, LLC, we sell title insurance. We also offer long-term health care insurance products through our subsidiary, Premier Bank Insurance Services, LLC.

     Premier Bank conducts business from seven full-service Pennsylvania banking offices in Doylestown, Easton, Southampton, Floral Vale, Bethlehem, Montgomeryville, and Bensalem. In addition, the bank operates a limited service branch in the Heritage Towers Retirement Community in Doylestown. We plan to open our eighth full-service Pennsylvania banking office in Abington, Montgomery County during the second quarter of 2003.

     At December 31, 2002, Premier Bank had 78 full-time and 36 part-time employees.

MARKET AREA

     Our primary market area is Doylestown, Pennsylvania and the surrounding Bucks County and Greater Lehigh and Delaware Valley communities. These markets are, in our opinion, among the best in Pennsylvania. The bank has four Bucks County based offices and one office in Montgomery County. We also service parts of the Lehigh Valley from our Bethlehem and Easton, Northampton County, Pennsylvania offices. Though the vast majority of our deposit and lending business comes from these specific areas, we will from time to time do business in a wider geographic region including all of Eastern Pennsylvania and portions of New Jersey, including the New Jersey coastline.

LENDING ACTIVITIES

     Premier Bank offers a variety of loan products to its customers, including loans secured by real estate, commercial and consumer loans. Our lending objectives are as follows:

     - to establish a diversified commercial loan portfolio;

     - to properly price loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin.

     We manage credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Premier Bank generally secures its loans with real estate, with such collateral values dependent and subject to change based on real estate market conditions within the bank's market area. Premier Bank also has a significant number of borrowers engaged in medical, dental, legal and real estate professions, as well as restaurant and hotel businesses.

     Gross loans totaled $361,495,000 at December 31, 2002 compared to $316,066,000 at December 31, 2001. The $45,429,000 or 14% increase is primarily due to the continued success of our lending staff in servicing the small to mid-sized business community. Gross loans represented approximately 59% and 70% of total assets at year-end 2002 and 2001, respectively. At December 31, 2002, $315,921,000 or 87% of loans were secured by real estate compared to $269,736,000 or 85% at December 31, 2001.

     Loans secured by commercial properties include owner occupied commercial properties and investment income producing properties. Commercial mortgages totaled $253,357,000 and $208,412,000 at December 31, 2002 and 2001,
respectively.

     Loans secured by residential properties include both first and second mortgages on single family homes. Many of these loans were made to small business owners and professionals. Loans secured by residential property totaled $32,446,000 and $30,188,000 at December 31, 2002 and 2001, respectively.

     Loans secured by apartments and other multi-family residential properties totaled $19,350,000 at December 31, 2002 and $15,011,000 at December 31, 2001.

     Construction loans are secured by real estate primarily for the building of residential properties. Construction loans totaled $10,574,000 and $15,911,000 at December 31, 2002 and 2001, respectively.

     Other loans not secured by real estate include commercial and consumer loans. Commercial loans are generally made to finance the acquisition of machinery and equipment and to provide working capital for local commercial, retail and professional companies. These loans are usually secured by business assets, excluding real property, and guaranteed by the owners. Commercial loans totaled $44,387,000 and $45,238,000 at December 31, 2002 and 2001, respectively.

     Consumer loans consist generally of automobile loans and personal loans. At December 31, 2002 and 2001, these loans totaled $1,187,000 and $1,092,000, respectively.

INVESTMENT ACTIVITIES

     At December 31, 2002 and 2001, PBI's investment portfolio totaled $203,141,000 and $98,351,000, respectively. Investments consisted primarily of mortgage-backed securities, corporate bonds and municipal securities. At December 31, 2002, our corporate bond portfolio included intermediate term debt issued by investment grade companies, single issuer trust preferred capital securities issued by other banking companies and pooled debt securities secured by the trust preferred capital securities of various banking companies. At December 31, 2001, our corporate bond portfolio consisted primarily of single issuer trust preferred capital securities issued by other banking companies. Equity securities included stock in the Federal Home Loan Bank of Pittsburgh, the Federal Reserve Bank of Philadelphia and the Atlantic Central Bankers Bank, Premier Bank's principal correspondent bank. Investment securities available for sale are recorded at market value with the unrealized holding gain or loss, net of tax, included in shareholders' equity. Investment securities held to maturity are recorded at amortized cost.

     The carrying value of the held to maturity portfolio was $500,000 at both December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the carrying value of the available for sale portfolio was $202,641,000 and $97,851,000, respectively.

     During 2002, we utilized excess liquidity to grow and restructure our investment portfolio. Our investment portfolio, exclusive of the SFAS 115 valuation allowance, grew $100,206,000 or 97% in 2002. Mortgage-backed securities and corporate bonds, exclusive of the SFAS 115 valuation allowance, grew $67,241,000 and $35,601,000, respectively, during 2002. The net unrealized gain on available for sale securities was $36,000 at December 31, 2002 compared to a net unrealized loss of $4,548,000 at December 31, 2001. The appreciation of the fair value of our AFS investments is due to lower interest rates and the restructuring of our portfolio.

     Gross unrealized losses at December 31, 2002 and 2001 were concentrated in single issuer trust preferred securities. Unrealized losses on these securities were $1,802,000 and $3,848,000 at December 31, 2002 and 2001, respectively. In addition to changes in interest rates, valuations of single issuer trust preferred securities have been influenced by perceived credit risk in response to certain world events. Management believes that the credit quality of these securities is sound and that the unrealized loss is temporary.

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

SOURCES OF FUNDS

     Premier Bank primarily uses deposits and borrowings to finance lending and investment activities. Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh, reverse repurchase agreements with investment banks and overnight borrowings from Premier Bank's depositors and correspondent bank. All borrowings, except for the line of credit with Premier Bank's correspondent bank, require collateral in the form of loans or securities. Borrowings are, therefore, limited by collateral levels and the available lines of credit extended by the bank's creditors. As a result, deposits remain key to the future funding and growth of the business. Competition for deposits may require banks to increase deposit prices or expand their branch office networks (increasing costs) to adequately grow deposits in the future.

COMPETITION

     Premier Bank actively competes with other financial services companies for deposit and loan business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, mutual funds, and money market funds. Financial institutions compete primarily on the quality of services rendered, interest rates on loans and deposits, service charges, the convenience of banking facilities, location and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

     Many competitors are significantly larger than Premier Bank and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, the bank is subject to banking regulations while certain competitors may not be. Consequently, competition exists from both regulated and non-regulated entities. For more information, see the "Supervision and Regulation" section below.

     The growth of mutual funds over the past decade has made it increasingly difficult for financial institutions to attract deposits. Much of the cash flow into mutual funds is from tax deferred investment vehicles such as 401(k) plans. In addition, insurance companies recently have become more significant competitors for deposits through their thrift subsidiaries.

SUPERVISION AND REGULATION

  GENERAL

     Bank holding companies and banks are extensively regulated under both federal and state laws. The regulation and supervision of PBI and Premier Bank are designed primarily for the protection of depositors, the FDIC and the monetary system, and not PBI or its shareholders. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties and removal and prohibition orders. If any enforcement action is taken by a banking regulator, the value of an equity investment in PBI could be substantially reduced or eliminated.

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

     The Gramm-Leach-Bliley Financial Services Modernization Act of l999 amended the Bank Holding Company Act of 1956 to create a new category of holding company -- the "financial holding company." To be designated as a financial holding company, a bank holding company must file an application with the Federal Reserve Board. The holding company must be well capitalized and well managed, as determined by Federal Reserve Board regulations. When a bank holding company becomes a financial holding company, the holding company or its affiliates may engage in any financial activities that are "financial in nature or incidental to such activities." Furthermore, the Federal Reserve may approve a proposed activity if it is "complementary" to financial activities and does not threaten the safety and soundness of banking. The Act provides an initial list of activities that constitute activities that are financial in nature, including:

     - lending and deposit activities;

     - insurance activities, including underwriting, agency and brokerage;

     - providing financial investment advisory services;

     - underwriting in, and acting as a broker or dealer in, securities;

     - merchant banking;

     - insurance company portfolio investment;

     - support services;

     - making equity and debt investments in corporations or projects designed primarily to promote community welfare, and providing advisory services to these programs;

     - subject to certain limitations, providing others financially oriented data processing or bookkeeping services;

     - issuing and selling money orders, travelers' checks and United States savings bonds;

     - providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments; and

     - providing tax planning and preparation advice.

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

     In the fourth quarter of 2000, PBI became a registered financial holding company. Under this designation, PBI operates a title insurance agency through its subsidiary, Lenders Abstract, LLC and an insurance agency specializing in long-term health care insurance through its subsidiary, Premier Bank Insurance Services, LLC. PBI's ability to retain its ownership of these subsidiaries and its authority to expand into other activities permissible for financial holding companies but not permissible for bank holding companies that are not financial holding companies, is contingent on maintaining PBI as a well capitalized and well managed company in the view of the applicable regulatory authorities.

  SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The Act is the most far-reaching U.S. securities legislation enacted in decades. The Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Due to the SEC's extensive role in implementing rules relating to many of the Act's new requirements, the final scope of these requirements remains to be determined.

     The Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     The Act addresses, among other matters:

     - audit committees for all reporting companies;

     - certification of financial statements by the chief executive officer and the chief financial officer;

     - the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     - a prohibition on insider trading during pension plan black out periods;

     - disclosure of off-balance sheet transactions;

     - a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4's;

     - disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

     - "real time" filing of periodic reports;

     - the formation of a public accounting oversight board;

     - auditor independence; and

     - various increased criminal penalties for violations of securities laws.

     The Act contains provisions that were effective upon enactment on July 30, 2002 and provisions that will be phased in for up to one year after enactment. The SEC was delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

  BANK REGULATION

     Premier Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking, the FDIC and the Federal Reserve Board. In addition, the bank is subject to a variety of local, state and federal laws.

     Banking regulations include, but are not limited to, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and the safety and soundness of banking practices.

  CAPITAL REQUIREMENTS

     Under risk-based capital requirements for bank holding companies, PBI is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital ("tier 1 capital" together with "tier 2 capital") is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill. The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance ("tier 2 capital").

     In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised PBI of any specific minimum tier 1 leverage ratio applicable to it.

     Premier Bank is subject to similar capital requirements adopted by the Federal Reserve Board for state member banks. The Federal Reserve Board has not advised the bank of any specific minimum leverage ratios applicable to it.

     The capital ratios of PBI and Premier Bank are described below in the "Management's Discussion and Analysis" section.

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

  DEPOSIT INSURANCE

     Deposits of the bank are insured by the FDIC through the Bank Insurance Fund ("BIF"). Deposits of certain savings associations are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). The insurance assessments paid by an institution are based on the probability that the fund will incur a loss with respect to the institution. The FDIC has adopted deposit insurance regulations under which insured institutions are assigned to one of the following three capital groups based on their capital levels:
"well-capitalized," "adequately capitalized" and "undercapitalized." Banks in each of these three groups are further classified into three subgroups based upon the level of supervisory concern with respect to each bank. The resulting matrix creates nine assessment risk classifications to which are assigned deposit insurance premiums ranging from 0.00% for the best capitalized, healthiest institutions, to 0.27% for undercapitalized institutions with substantial supervisory concerns.

     The FDIC sets deposit insurance assessment rates on a semiannual basis and will increase deposit insurance assessments whenever the ratio of reserves to insured deposits in a fund is less than 1.25. Under the current assessment matrix Premier Bank does not pay any assessments for deposit insurance.

     Premier Bank is also subject to quarterly assessments relating to interest payments on Financing Corporation (FICO) bonds issued in connection with the resolution of the thrift industry crisis. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the BIF and SAIF. The FICO assessments on BIF-insured deposits are set at an annual rate of 1.72% of assessable deposits.

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

  FEDERAL RESERVE BOARD RESERVE REQUIREMENTS

     Regulation D of the Federal Reserve Board requires all depository institutions to maintain reserves on transaction accounts. These reserves may be in the form of cash or non-interest-bearing deposits with the Federal Reserve Bank of Philadelphia. Under Regulation D, Premier Bank's reserve requirement was $14,183,000 and $3,002,000 at December 31, 2002 and 2001, respectively.

  REGULATION W

     Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. PBI is considered to be an affiliate of Premier Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

     - to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and

     - to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

     - a loan or extension of credit to an affiliate;

     - a purchase of, or an investment in, securities issued by an affiliate;

     - a purchase of assets from an affiliate, with some exceptions;

     - the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

     - the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, under Regulation W:

     - a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

     - covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

     - with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

     Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

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

     In the wake of the tragic events, of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

     - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions had until April 25, 2002 to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     - the development of internal policies, procedures, end controls;

     - the designation of a compliance officer;

     - an ongoing employee training program; and

     - an independent audit function, to test, the programs.

     The Secretary of the Treasury has prescribed regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

     In addition, the USA PATRIOT Act authorized the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institutions complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

     Premier Bank does not have any significant international banking relationships and does not anticipate that the USA PATRIOT Act will have a material effect on its business or operations.

     INTERNATIONAL MONEY LAUNDERING ABATEMENT AND FINANCIAL ANTI-TERRORISM ACT OF 2001 (IMLAFATA)

     As part of the USA PATRIOT Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. IMLAFATA amended the Bank Secrecy Act and adopted certain additional measures that increase the obligation of financial institutions, including Premier Bank, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Secretary of the Treasury has adopted several regulations to implement these provisions. Premier Bank is also barred from dealing with foreign "shell" banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited. IMLAFATA also amended the BHC Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application to expand operations. Premier Bank has in place a Bank Secrecy Act compliance program.

  EFFECTS OF GOVERNMENT POLICY AND POTENTIAL CHANGES IN REGULATION

     Changes in regulations applicable to PBI or Premier Bank, or shifts in monetary or other government policies, could have a material affect on their business. PBI's and the bank's business is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management believes that the industry will continue to experience an increased rate of change as the financial services industry strives for greater product offerings, market share and economies of scale.

AVAILABLE INFORMATION

     Our common and Series A preferred stock are registered under Section 12(b) of the Securities Exchange Act of 1934 and are traded on the American Stock Exchange under the trading symbols "PPA" and "PPA.Pr.A", respectively. We are subject to the informational requirements of the Exchange Act and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC's Public Reference Room at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's Internet site address is: http://www.sec.gov. Our Internet site is: http://www.premierbankonline.com.

     You may also inspect materials and other information concerning us at the offices of the American Stock Exchange, Inc. at 86 Trinity Place, New York, New York 10006. The American Stock Exchange's Internet site address is: http://www.amex.com.

     You may obtain copies of Premier Bancorp, Inc.'s annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as filed with the SEC upon request and at no charge by writing to John C. Soffronoff, President and Chief Executive Officer, Premier Bancorp, Inc., 379 North Main Street, Doylestown, Pennsylvania 18091 or from Premier Bank's website within two business days of filing the report electronically with the SEC.

ITEM 2 -- PROPERTIES

     Our main office is located at 379 North Main Street, Doylestown, Pennsylvania. Premier Bank currently conducts business from the main office and six other full service Pennsylvania retail offices located in Southampton, Bensalem and Lower Makefield Township, Bucks County; Bethlehem and Easton, Northampton County; and Montgomeryville, Montgomery County. We also have a limited service branch in the Heritage Towers Retirement Community in Doylestown. We plan to open our eighth full-service Pennsylvania banking office in Abington, Montgomery County during the second quarter of 2003. In January 2003 we signed a 10-year lease on the Abington branch.

     The following table details the ownership of our properties at December 31, 2002.

1) Doylestown, PA                          Main office and branch -- owned
2) Bensalem, PA                            Branch -- leased requiring rental
                                           payments of $96,000 per year
3) Bethlehem, PA                           Branch -- owned
4) Easton, PA                              Branch -- owned
5) Lower Makefield Twp., PA                Branch -- owned
6) Montgomeryville, PA                     Branch -- land leased requiring rental
                                           payments of $85,000 per year
7) Southampton, PA                         Branch and operations center -- leased
                                           requiring rental payments of $40,000 per
                                           year for the branch and $2,000 per month
                                           for operations center. Operations center
                                           lease expires in February 2004.

     Lenders Abstract, LLC operates from the Lower Makefield Township branch. Premier Bank Insurance Services, LLC operates from the Montgomeryville branch.

ITEM 3 -- LEGAL PROCEEDINGS

     At December 31, 2002, there were no known material legal proceedings pending against PBI, its subsidiaries, or its property. In addition, no material proceedings are known to be contemplated by governmental authorities against PBI, its subsidiaries, or its property.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 -- MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     PBI's common stock was listed and began trading on the American Stock Exchange (AMEX) on December 30, 1999 under the trading symbol "PPA." At December 31, 2002, 30,000,000 shares of common stock were authorized and 3,342,215 shares were outstanding. We had 553 shareholders of record as of March 10, 2003. No other class of common stock is authorized or outstanding.

     Shares of our common stock traded on AMEX in the range of $8.75 to $14.50 per share during 2002 and $6.25 to $10.21 per share during 2001. PBI's ability to pay dividends to shareholders is dependent upon its ability to obtain dividends from the bank. The bank's ability to pay dividends is subject to certain regulatory restrictions that are described in greater detail at Note 25 to the 2002 Consolidated Financial Statements.

     On February 13, 2003 we declared a cash dividend of $0.05 per share payable on April 15, 2003 to common shareholders of record on March 21, 2003. This is the first cash dividend declared on our common stock.

                                                           2002              2001
                                                      ---------------   --------------
                                                       HIGH     LOW      HIGH     LOW
                                                      ------   ------   ------   -----
First Quarter.......................................  $ 9.74   $ 8.75   $ 7.00   $6.25
Second Quarter......................................   12.25     9.15     8.80    7.15
Third Quarter.......................................   13.44    11.00     9.90    8.50
Fourth Quarter......................................   14.50    12.30    10.21    9.35

     The following table summarizes our equity compensation plan information as of December 31, 2002.

                                        NUMBER OF SHARES                        NUMBER OF SHARES
                                        TO BE ISSUED UPON   WEIGHTED-AVERAGE     AVAILABLE FOR
                                           EXERCISE OF      EXERCISE PRICE OF   FUTURE ISSUANCE
                                           OUTSTANDING         OUTSTANDING        UNDER EQUITY
                                        OPTIONS, WARRANTS   OPTIONS, WARRANTS     COMPENSATION
PLAN CATEGORY                              AND RIGHTS          AND RIGHTS            PLANS
-------------                           -----------------   -----------------   ----------------
Equity compensation plans approved by
  PBI shareholders....................       303,748              $5.98              8,326

     PBI has no equity compensation plans at December 31, 2002 which were not approved by its shareholders.

ITEM 6 -- SELECTED FINANCIAL DATA

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          2002         2001         2000         1999         1998
                                       ----------   ----------   ----------   ----------   ----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA
Interest income......................  $   32,794   $   29,651   $   26,693   $   21,929   $   16,516
Interest expense.....................      15,265       16,625       15,294       11,420        8,922
                                       ----------   ----------   ----------   ----------   ----------
Net interest income..................      17,529       13,026       11,399       10,509        7,594
Provision for loan losses............         870          818          528          719          505
Non-interest income..................         937          594          319          124          357
Non-interest expense.................      10,953        9,405        8,454        6,744        4,903
                                       ----------   ----------   ----------   ----------   ----------
Income before income taxes...........       6,643        3,397        2,736        3,170        2,543
Income tax expense...................       1,929          863          675          765          788
                                       ----------   ----------   ----------   ----------   ----------
Net income...........................  $    4,714   $    2,534   $    2,061   $    2,405   $    1,755
                                       ==========   ==========   ==========   ==========   ==========
Less: Preferred stock dividends......  $     (468)  $       --   $       --   $       --   $       --
                                       ----------   ----------   ----------   ----------   ----------
Net income applicable to common
  shareholders.......................  $    4,246   $    2,534   $    2,061   $    2,405   $    1,755
                                       ==========   ==========   ==========   ==========   ==========
Earnings per common share -- basic...  $     1.26   $     0.79   $     0.67   $     0.80   $     0.67
Earnings per common
  share -- diluted...................        1.22         0.74         0.60         0.70         0.56
Average common shares outstanding....   3,365,467    3,212,537    3,097,450    3,016,893    2,762,101
Average diluted common shares
  outstanding........................   3,493,716    3,442,369    3,422,832    3,423,430    3,148,061

                                                              AT DECEMBER 31,
                                       --------------------------------------------------------------
                                          2002         2001         2000         1999         1998
                                       ----------   ----------   ----------   ----------   ----------
SELECTED BALANCE SHEET DATA                                    (IN THOUSANDS)
Loans, net...........................  $  355,598   $  310,876   $  235,552   $  196,121   $  138,100
Investment securities held to
  maturity...........................         500          500        6,026        6,881        5,492
Investment securities available for
  sale...............................     202,641       97,851       94,573       97,076       93,888
Other interest-earning assets........      15,016       15,221           56        3,845          135
Total assets.........................     609,972      450,569      355,201      318,660      249,193
Deposits.............................     456,486      358,282      303,293      237,481      191,226
Borrowings...........................      80,067       49,605       14,404       52,537       29,936
Subordinated debt....................       1,500        3,500        1,500        1,500        1,500
Capital securities...................      25,000       10,000       10,000       10,000       10,000
Shareholders' equity.................      38,436       19,609       16,455       12,647       11,767

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          2002         2001         2000         1999         1998
SELECTED RATIOS AND OTHER DATA         ----------   ----------   ----------   ----------   ----------
Net interest margin(1)...............        3.58%        3.50%        3.57%        3.90%        3.81%
Return on average assets(2)..........        0.81%        0.63%        0.61%        0.83%        0.82%
Return on average common equity(3)...       18.74%       13.66%       15.26%       17.59%       16.05%
Average shareholders' equity to
  average assets.....................        5.58%        4.65%        3.98%        4.70%        5.11%
Book value per common share(4).......  $     7.81   $     6.05   $     5.30   $     4.11   $     4.46
Number of full service banking
  offices............................           7            7            7            5            3

---------------

(1) Calculated as net interest income on a tax equivalent basis divided by average interest-earning assets

(2) Calculated as net income applicable to common shareholders divided by average assets

(3) Calculated as net income applicable to common shareholders divided by average total equity less preferred stock

(4) Calculated as shareholders' equity less preferred stock divided by the number of common shares outstanding

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our revenues are derived principally from interest income on our loan and securities portfolios. Our primary sources of funds are deposits, repayments of loans and investment securities, and borrowed funds. Currently, we have seven full service Pennsylvania banking offices: Doylestown, Easton, Southampton, Bethlehem, Yardley-Floral Vale, Bensalem and Montgomeryville. We also operate a limited service branch in the Heritage Towers Retirement Community in Doylestown. We face significant competition from other financial services companies, many of which are larger organizations with more resources and locations.

     Our consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowed money. We generate non-interest income such as service charges, gains from sales of residential mortgages, fees from sales of title insurance and other fees. Our non-interest expense primarily consists of employee compensation and benefits, occupancy expenses, marketing, data processing costs and other operating expenses. We are subject to losses from our loan and investment portfolios if borrowers/issuers fail to meet their obligations or if the market value of our securities declines. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

     On January 16, 2003, PBI announced that it had entered into a definitive agreement to be acquired by Fulton Financial Corporation based in Lancaster, Pennsylvania. Under the terms of the agreement, Fulton Financial will acquire all of PBI's issued and outstanding shares of common stock. Each share of PBI common stock outstanding will be exchanged for 1.34 shares of Fulton Financial common stock, subject to adjustment. All outstanding shares of PBI preferred stock are expected to be redeemed as of or before the closing date of the transaction. This acquisition, which is subject to the approval of bank regulators and PBI shareholders, is expected to close by the third quarter of 2003.

     The following discussion focuses on the major components of our operations and presents an overview of the significant changes in the results of operations and financial condition for the last three fiscal years. This discussion section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes. Current performance may not be indicative of future performance.

     Management has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Premier Bancorp, Inc. and its subsidiaries, Premier Bank, PBI Capital Trust, Premier Capital Trust II, Lenders Abstract, LLC and

Premier Bank Insurance Services, LLC. When words such as "believes", "expects", "anticipates" or similar expressions occur in this Annual Report, management is making forward-looking statements.

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

     - economic, political and competitive forces affecting our banking business, such as changes in economic conditions, especially in the bank's market area, interest rate fluctuations, competitive product and pricing pressures within the bank's market, personal and corporate bankruptcies, monetary policy and inflation; and

     - the risk that management's analyses of these risks and forces could be incorrect and or that the strategies developed to address them could be unsuccessful.

     Management cautions readers not to place undue reliance on these forward-looking statements that reflects its analysis only as of this date. Management is not obliged to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after this date. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K.

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

     In management's opinion, the most critical accounting policies impacting our consolidated financial statements are:

  EVALUATION OF THE ALLOWANCE FOR LOAN LOSSES

     The loan loss allowance policy involves significant judgments and assumptions by management that may have a material impact on the carrying value of net loans and, potentially, on the net income recognized from period to period. For a description of our accounting policies and estimation methodology related to the allowance for loan losses, see discussion entitled "Allowance for loan losses," below.

  ACCRUAL AND RECOGNITION OF INTEREST ON LOANS

     These policies involve significant judgments and assumptions by management, which may have a material impact on the interest income recognized from period to period. For a description of our accounting policies in connection with accrual and recognition of interest on loans, see Note 1 to our Consolidated Financial Statements included herein.

  REALIZATION OF DEFERRED INCOME TAX ITEMS

     Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled, "Deferred income taxes." These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of deferred tax assets for financial reporting purposes. For a more detailed description of these items and estimates, see Note 13 to the Consolidated Financial Statements included herein.

  UNREALIZED GAINS AND LOSSES ON DEBT SECURITIES AVAILABLE FOR SALE

     We receive estimated fair values of debt securities from an independent valuation service and brokers. In developing these fair values, the valuation service and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Based on experience, management is aware that estimated fair values of debt securities vary among brokers and other valuation services. Debt securities available for sale are mostly comprised of mortgage-backed securities and corporate bonds. For more detail on the estimated fair value of debt securities, see the discussion entitled "Investment securities."

     The Notes to our Consolidated Financial Statements set forth herein identify other significant accounting policies used in the development and presentation of our financial statements. This discussion and analysis, the significant accounting policies and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of our results of operations.

RESULTS OF OPERATIONS

     We reported net income applicable to common shareholders of $4,246,000 or $1.22 earnings per common share on a diluted basis for the year ended December 31, 2002. This represents an increase of $1,712,000 or 68% from the net income of $2,534,000 or $.74 earnings per common share on a diluted basis reported in 2001. Net interest income was $4,503,000 or 35% higher in 2002 compared to 2001 due primarily to a $115,581,000 increase in average interest-earning assets and a 150 basis point decrease in the rate on average interest-bearing liabilities. Loans accounted for $76,289,000 of the growth in average interest-earning assets. The rate on average interest-bearing deposits decreased 163 basis points from 5.00% in 2001 to 3.37% in 2002 primarily due to the repricing of certificates of deposit in the lower rate environment and the shift in deposit mix toward interest-bearing checking accounts. Other income was $343,000 or 58% higher in 2002 due primarily to a $66,000 increase in service charges and other deposit related fees, a $90,000 increase in gains on sales of investment securities available for sale, and a $79,000 increase in gains on sales of residential mortgages held for sale. In addition, we recorded a $33,000 gain on the sale of other real estate owned in 2002 compared to a loss of $17,000 in 2001. Overhead expenses were $1,548,000 or 16% higher in 2002 compared to 2001. This increase is consistent with the overall growth of the company. Salaries and employee benefits increased $945,000 in 2002 as the number of full-time equivalent employees increased from 81 at December 31, 2001 to 94 at December 31, 2002.

     We reported net income of $2,534,000 or $.74 earnings per common share on a diluted basis for the year ended December 31, 2001. This represents an increase of $473,000 or 23% from net income of $2,061,000 or $.60 earnings per common share on a diluted basis reported in 2000. Interest income grew $2,958,000 or 11% in 2001 compared to 2000 primarily due to loan growth. Loans grew $76,621,000 or 32% in 2001. However, growth in net interest income was slowed by eleven decreases in the prime lending rate and the Federal Reserve's targeted federal funds rate totaling 4.75% during 2001. These rate cuts lowered the rates on new loans and existing adjustable/variable rate loans. Other income was $275,000 or 86% higher in 2001 due primarily to $137,000 in fees generated from our title insurance business and a $50,000 non-recurring fee related to one loan pay-off. Overhead expenses were $1,134,000 or 14% higher in 2001 compared to 2000, exclusive of $183,000 in one-time charges in 2000 related to two discontinued Internet projects and a relocated branch site. Overhead expenses were higher in 2001 due primarily to the recognition of a full year of operating expenses associated with the opening of two new branches in October 2000 and the overall growth of the company.

     Our net income for 2000 was $344,000 or 14% lower than the net income of $2,405,000 or $.72 earnings per common share on a diluted basis reported in 1999. Earnings were lower in 2000 due primarily to an increase in overhead expenses related to branch expansion. In addition, our net interest margin compressed in 2000 due to the combination of generally higher interest rates and increased competition for loans and deposits.

     Return on average assets and return on average common shareholders' equity were .81% and 18.74%, respectively, in 2002 compared to .63% and 13.66%, respectively, in 2001 and .61% and 15.26%, respectively, in 2000. Return on average common shareholders' equity, exclusive of the unrealized gain (loss) on investment securities available for sale, was 17.35%, 11.94% and 11.12% for 2002, 2001 and 2000, respectively.

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

     Responding to generally weak economic conditions, the Federal Reserve cut the targeted federal funds rate by .50% in 2002 and 4.75% in 2001. As a result, the current interest rate environment is at a historically low level. The bank's interest-earning assets and interest-bearing liabilities continue to originate and reprice in this lower rate environment. The yields on our average interest-earning assets were 6.61%, 7.79% and 8.15% for the year ended December 31, 2002, 2001, and 2000, respectively. The rates on our average interest-bearing liabilities were 3.45%, 4.95%, and 5.33% for the year ended December 31, 2002, 2001, and 2000, respectively.

     Net interest income on a tax-equivalent basis increased $4,424,000 or 33% for 2002 compared to 2001. This increase was primarily a function of asset growth and a lower rate on average interest-bearing liabilities. These positive factors were partially offset by a lower yield on average interest-earning assets and a lower ratio of average interest-earning assets to average interest-bearing liabilities. Average interest-earning assets grew $115,581,000 or 30% in 2002 while the yield on average interest-earning assets declined 118 basis points. Average loans grew $76,289,000 in 2002 with a decrease in the average yield on such loans of 94 basis points. Average investments grew $19,523,000 in 2002 with a decrease in the average yield on such investments of 117 basis points. The average rate on interest-bearing liabilities improved due mostly to the repricing of certificates of deposits in the lower rate environment, the change in deposit mix and new long-term borrowings at lower rates. The offering rates on our deposit products have been lowered in response to the interest rate environment. Despite this lower interest rate environment we had considerable success in raising non-maturity deposits that are generally less costly than time deposits. The average balance of non-maturity deposits grew $98,791,000 during 2002 and was concentrated in interest checking accounts. The net interest margin increased 8 basis points from 3.50% in 2001 to 3.58% in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 115.44% in 2001 to 113.74% in 2002. The net interest rate spread improved 32 basis points from 2.84% in 2001 to 3.16% in 2002.

     Net interest income on a tax-equivalent basis increased $1,684,000 or 14% for 2001 compared to 2000. This increase was primarily a function of asset growth and a lower rate on average interest-bearing liabilities. These positive factors were partially offset by a lower yield on average interest-earning assets and a lower ratio of average interest-earning assets to average interest-bearing liabilities. Average interest-earning assets grew $54,394,000 or 16% in 2001 while the yield on average interest-earning assets declined 36 basis points. Average loans grew $53,776,000 in 2001 with a decrease in the average yield on such loans of 45 basis points. The average rate on interest-bearing liabilities decreased 38 basis points. The average rate on interest-bearing liabilities improved in part due to the maturity of higher rate certificates of deposit, which were retained or replaced at a lower rate. The offering rates on most deposit products were lowered in response to the reductions in the federal funds and prime lending rate. Short-term borrowings and subordinated debt also repriced lower in 2001. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 116.12% in 2000 to 115.44% in 2001. The net interest margin decreased 7 basis points from 3.57% in 2000 to 3.50% in 2001. The net interest rate spread improved 2 basis points from 2.82% in 2000 to 2.84% in 2001.

     During 2002, we accelerated the deferred fee recognition on certain renegotiated loans in accordance with FASB Statement No. 91. Net interest income for 2002 included $172,000 of such fees. Excluding these fees the yield on average loans, the yield on average interest-earning assets, and the net interest margin would have been 7.34%, 6.57% and 3.54%, respectively.

     The following table presents certain key average balance sheet amounts and the corresponding earnings/expenses and rates.

        AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                2002                            2001                            2000
                                    -----------------------------   -----------------------------   -----------------------------
                                    AVERAGE               AVERAGE   AVERAGE               AVERAGE   AVERAGE               AVERAGE
                                    BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE
                                    --------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS:
 Short-term investments...........  $ 16,873   $   291     1.72%    $ 10,535   $   368     3.49%    $  7,246   $   460     6.35%
 Interest-bearing deposits........    14,572       217     1.49%       1,141        35     3.07%         604        39     6.46%
 Investment securities available
   for sale(1)
   Taxable........................   109,543     5,959     5.44%      82,713     5,550     6.71%      84,546     5,924     7.01%
   Tax-exempt(2)..................    15,411     1,167     7.57%      19,295     1,474     7.64%      17,858     1,340     7.50%
 Investment securities held to
   maturity.......................       500        29     5.80%       3,923       257     6.55%       6,735       432     6.41%
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
       Total investment
        securities................   125,454     7,155     5.70%     105,931     7,281     6.87%     109,139     7,696     7.05%
 Loans, net of unearned
   income(3)(4)...................   346,489    25,605     7.39%     270,200    22,520     8.33%     216,424    18,994     8.78%
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
       Total interest-earning
        assets....................   503,388    33,268     6.61%     387,807    30,204     7.79%     333,413    27,189     8.15%
 Cash and due from banks..........    17,310                           7,516                           5,850
 Allowance for loan losses........    (4,179)                         (3,342)                         (2,781)
 Other assets(5)..................    10,514                           9,794                           8,305
                                    --------                        --------                        --------
Total assets......................  $527,033                        $401,775                        $344,787
                                    ========                        ========                        ========

LIABILITIES, MINORITY INTEREST IN
 SUBSIDIARIES AND SHAREHOLDERS'
 EQUITY:
 Interest checking................  $121,001     3,179     2.63%    $ 31,180       809     2.59%    $ 22,079       560     2.54%
 Money market deposit accounts....    16,984       383     2.26%      18,313       624     3.41%       6,512       329     5.05%
 Savings accounts.................    50,117     1,104     2.20%      43,936     1,294     2.95%      47,776     1,666     3.49%
 Time deposits....................   191,503     8,132     4.25%     202,819    12,093     5.96%     171,065    10,299     6.02%
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
       Total interest-bearing
        deposits..................   379,605    12,798     3.37%     296,248    14,820     5.00%     247,432    12,854     5.19%
 Short-term borrowings............    19,553       134     0.69%      18,894       549     2.91%      38,193     2,311     6.05%
 Long-term borrowings.............    40,356     2,161     5.35%      19,288     1,144     5.93%          --        --       --
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
       Total borrowings...........    59,909     2,295     3.83%      38,182     1,693     4.43%      38,193     2,311     6.05%
 Subordinated debt................     3,051       172     5.64%       1,505       112     7.44%       1,500       129     8.60%
                                    --------   -------     ----     --------   -------     ----     --------   -------     ----
       Total interest-bearing
        liabilities...............   442,565    15,265     3.45%     335,935    16,625     4.95%     287,125    15,294     5.33%
 Non-interest-bearing deposits....    30,679                          26,561                          23,640
 Other liabilities................     8,690                           8,057                           5,483
 Capital securities...............    13,986                          10,000                          10,000
 Shareholders' equity(6)..........    31,113                          21,222                          18,539
                                    --------                        --------                        --------
Total liabilities, minority
 interest in subsidiaries and
 shareholders' equity.............  $527,033                        $401,775                        $344,787
                                    ========                        ========                        ========
Net interest income/rate spread...             $18,003     3.16%               $13,579     2.84%               $11,895     2.82%
                                               =======     ====                =======     ====                =======     ====
Net interest margin(7)............                         3.58%                           3.50%                           3.57%
Average interest-earning assets as
 a percentage of average
 interest-bearing liabilities.....   113.74%                          115.44%                         116.12%

---------------

(1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

(2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax exempt yields were adjusted to a tax equivalent basis using a 34% rate.

(3) Includes non-accrual loans of $5,332,000, $458,000, and $106,000 on average in 2002, 2001 and 2000, respectively.

(4) Includes tax-exempt loans of $2,882,000, $1,733,000, and $1,077,000 on average in 2002, 2001 and 2000, respectively. Tax exempt yields were adjusted to a tax equivalent basis using a 34% rate.

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

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in rates for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

     - changes in volume (change in volume multiplied by prior year rate);

     - changes in rates (change in rate multiplied by prior year volume); and

     - total change.

     Changes due to the combination of rate and volume changes (changes in volume multiplied by changes in rate) were allocated proportionately between changes in rate and changes in volume.

     Interest income foregone on non-accrual loans is presented as a change in rate.

             RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------
                                              2002 VS. 2001                2001 VS. 2000
                                        --------------------------   --------------------------
                                        VOLUME    RATE      TOTAL    VOLUME    RATE      TOTAL
                                        ------   -------   -------   ------   -------   -------
                                                            (IN THOUSANDS)
INTEREST INCOME:
  Short-term investments..............  $  161   $  (238)  $   (77)  $  162   $  (254)  $   (92)
  Interest-bearing deposits...........     209       (27)      182       23       (27)       (4)
  Investment securities available for
     sale.............................   1,426    (1,324)      102      (28)     (212)     (240)
  Investment securities held to
     maturity.........................    (202)      (26)     (228)    (184)        9      (175)
  Loans...............................   5,896    (2,811)    3,085    4,534    (1,008)    3,526
                                        ------   -------   -------   ------   -------   -------
Total interest income.................   7,490    (4,426)    3,064    4,507    (1,492)    3,015

INTEREST EXPENSE:
  Interest checking...................   2,360        10     2,370      236        13       249
  Money market accounts...............     (43)     (198)     (241)     432      (137)      295
  Savings accounts....................     166      (356)     (190)    (127)     (245)     (372)
  Time deposits.......................    (643)   (3,318)   (3,961)   1,894      (100)    1,794
  Short-term borrowings...............      19      (434)     (415)    (869)     (893)   (1,762)
  Long-term borrowings................   1,138      (121)    1,017    1,144        --     1,144
  Subordinated debt...................      92       (32)       60       --       (17)      (17)
                                        ------   -------   -------   ------   -------   -------
Total interest expense................   3,089    (4,449)   (1,360)   2,710    (1,379)    1,331
                                        ------   -------   -------   ------   -------   -------
Net interest income...................  $4,401   $    23   $ 4,424   $1,797   $  (113)  $ 1,684
                                        ======   =======   =======   ======   =======   =======

INTEREST INCOME

     Total interest income on a tax equivalent basis increased $3,064,000 or 10% for 2002 to $33,268,000 compared to $30,204,000 for 2001. Higher average loan and AFS investment balances added $5,896,000 and $1,426,000, respectively, to interest income. Lower yields on loans and AFS investments reduced interest income by $2,811,000 and $1,324,000, respectively. The yield on average interest-earning assets decreased 118 basis points as the decline in overall interest rates continued through 2002. The lower yield on average interest-earning assets reduced interest income by $4,426,000 in 2002.

     Total interest income on a tax-equivalent basis increased $3,015,000 or 11% for 2001 to $30,204,000 compared to $27,189,000 for 2000. Higher average loan balances added $4,534,000 to interest income while lower average investment balances reduced interest income by $212,000 in 2001. The yield on average interest-earning assets decreased 36 basis points to 7.79% as overall interest rates moved lower in 2001. The lower yield on average interest-earning assets reduced interest income by $1,492,000 in 2001.

INTEREST EXPENSE

     Total interest expense decreased $1,360,000 or 8% for 2002 to $15,265,000 compared to $16,625,000 for 2001. Lower rates on deposits and borrowings reduced interest expense by $3,862,000, and $555,000, respectively. The rate on average interest-bearing liabilities decreased 150 basis points during 2002 as we lowered the offering rates on our deposit products and short-term borrowings, shifted our deposit mix toward less costly interest checking accounts, and added long-term borrowings in the lower rate environment. Higher average interest checking account balances and long-term borrowings added $2,360,000 and $1,138,000 to interest expense in 2002. Average time deposits decreased in 2002 reducing interest expense by $643,000.

     Total interest expense increased $1,331,000 or 9% for 2001 to $16,625,000 compared to $15,294,000 for 2000. Higher average deposit balances and higher average borrowings added $2,435,000 and $275,000, respectively, to total interest expense. The rate on average interest-bearing liabilities decreased 38 basis points to 4.95% as overall interest rates moved lower in 2001. The lower rate on average interest-bearing liabilities reduced interest expense by $1,379,000 in 2001.

INTEREST RATE SENSITIVITY

     We are subject to the interest rate risk inherent in our lending, investing and financing activities. Fluctuations in interest rates will impact both the interest income and expense and market value of all interest-earning assets and interest-bearing liabilities, other than those with a short term to maturity.

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

     As depicted in the table below, we have a cumulative positive gap within the one-year and after three-year time intervals. We have a cumulative negative gap in the over one year to three year time interval.

     Our gap analysis at December 31, 2002 is as follows.

                           INTEREST RATE SENSITIVITY

                                WITHIN     4 TO 6    7 MONTHS     1 TO 3     3 TO 5     AFTER
                               3 MONTHS    MONTHS    TO 1 YEAR    YEARS      YEARS     5 YEARS     TOTAL
                               --------   --------   ---------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
DECEMBER 31, 2002
-----------------
Assets:
  Short-term investments.....  $ 10,530   $     --   $     --    $     --   $     --   $     --   $ 10,530
  Interest-bearing
    deposits.................     4,486         --         --          --         --         --      4,486
  Investment securities......    50,187      5,613      8,830      53,027     32,758     52,726    203,141
  Loans, net of deferred
    fees.....................    58,183     14,882     24,949     101,698    153,223      6,892    359,827
                               --------   --------   --------    --------   --------   --------   --------
Total interest rate-sensitive
  assets.....................  $123,386   $ 20,495   $ 33,779    $154,725   $185,981   $ 59,618   $577,984
                               ========   ========   ========    ========   ========   ========   ========
Total cumulative assets......  $123,386   $143,881   $177,660    $332,385   $518,366   $577,984
                               ========   ========   ========    ========   ========   ========
Liabilities:
  Interest checking, money
    market and savings
    accounts.................  $  7,034   $  7,035   $ 14,069    $135,999   $ 46,897   $ 23,450   $234,484
  Time deposits..............    27,795     31,535     27,963      64,360     37,462         --    189,115
  Short-term borrowings......    20,067         --         --          --         --         --     20,067
  Long-term borrowings.......        --         --         --          --         --     60,000     60,000
  Subordinated debt..........     1,500         --         --          --         --         --      1,500
                               --------   --------   --------    --------   --------   --------   --------
Total interest rate-sensitive
  liabilities................  $ 56,396   $ 38,570   $ 42,032    $200,359   $ 84,359   $ 83,450   $505,166
                               ========   ========   ========    ========   ========   ========   ========
Total cumulative
  liabilities................  $ 56,396   $ 94,966   $136,998    $337,357   $421,716   $505,166
                               ========   ========   ========    ========   ========   ========
Gap during period............  $ 66,990   $(18,075)  $ (8,253)   $(45,634)  $101,622   $(23,832)  $ 72,818
                               ========   ========   ========    ========   ========   ========   ========
Cumulative gap...............  $ 66,990   $ 48,915   $ 40,662    $ (4,972)  $ 96,650   $ 72,818
                               ========   ========   ========    ========   ========   ========
Cumulative gap as a
  percentage of:
Interest-earning assets......     11.59%      8.46%      7.04%      (0.86)%    16.72%     12.60%
Total assets.................     10.98%      8.02%      6.67%      (0.82)%    15.84%     11.94%

     We use two different simulation models to measure and monitor interest rate risk. One model is a licensed software program that is run internally and incorporates management's assumptions including future growth. The other is a program developed by an outside consulting firm utilizing data we supply (the "consulting model"), and considers only the existing composition and characteristics of the balance sheet without giving effect to anticipated future growth and interest rate changes. Although management expects to continue to grow interest-sensitive assets and liabilities, its assumptions about future growth and interest rates are excluded from the consulting model. Management believes that this approach provides a more conservative measure of our interest rate risk because assumed growth at current market interest rates lessens the effects of rate changes in simulation models in the short-term.

     Simulation models require assumptions about certain categories of assets and liabilities. The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments. For investment securities, we use a third party service to provide cash flow estimates in the various rate environments. Savings accounts, including passbook, statement savings, money market, and interest checking accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The consulting model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term. As a result, the mix of interest-earning assets and interest-bearing liabilities is held constant.

     The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2003, under alternate interest rate scenarios using the consulting model described above.

                                   NET INTEREST
CHANGE IN INTEREST RATES              INCOME      DOLLAR CHANGE   PERCENT CHANGE
------------------------           ------------   -------------   --------------
                                              (DOLLARS IN THOUSANDS)
+200 Basis Points................    $19,266          $  45            0.23%
+100 Basis Points................     19,370            149            0.78%
Flat Rate........................     19,221             --              --
-100 Basis Points................     18,753           (468)          (2.43)%
-200 Basis Points................     18,479           (742)          (3.86)%

     Actual results may differ from simulated results due to various factors including the time and magnitude of interest rate changes, changes in customer behavior, effects of competition, and other factors. These variables influence the interest-rate spread and product mix. The consulting model predicts a base net interest income amount that is larger than that earned in the past 12 months or last fiscal year. This is principally the result of an increase in earning assets over the past year, which created a larger starting point for the 12-month projection. Past experience drives many of the assumptions used in the models. Actual results could vary substantially if our future performance differs from past experience.

                         NON-INTEREST INCOME COMPARISON

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Service charges and other deposit related fees..............  $396   $330   $286
Gain, net, on sale of investment securities available for
  sale......................................................   103     13      3
Gain (loss) on sale of other real estate owned..............    33    (17)    --
Gain on sale of loans held for sale.........................   131     52     29
Fees from sales of title insurance policies.................   150    137      1
Other fees..................................................   124     79     --
                                                              ----   ----   ----
  Total non-interest income.................................  $937   $594   $319
                                                              ====   ====   ====

     Non-interest income consists primarily of service charges on deposits, fees from sales of title insurance policies and gains (losses) on the sale of investment securities available for sale and loans held for sale.

     Non-interest income increased $343,000 for 2002 to $937,000 compared to $594,000 for 2001. Gains on sales of investment securities available for sale and loans held for sale were higher by $90,000 and $79,000, respectively. Gains on sales of loans held for sale were higher in 2002 due to an increase in residential mortgage originations and sales as a result of lower interest rates and the hiring of a seasoned mortgage lender in the third quarter of 2002. Service charges and other deposit related fees were $66,000 higher in 2002 due primarily to an increase in the number of deposit accounts and transactions. During 2002 we recorded a gain of $33,000 on the sale of other real estate owned compared to a $17,000 loss in 2001. Other income for 2002 included a $46,000 gain on the sale of a small business administration loan.

     Non-interest income increased $275,000 for 2001 to $594,000 compared to $319,000 for 2000. This increase is primarily due to $137,000 in fees from sales of title insurance policies and $50,000 in fees related to one loan pay-off. In addition, fees from ATM/debit card transactions increased $50,000 due to an increase in the number of cardholders and ATM locations. Gains on sales of loans held for sale were $23,000 higher in 2001 due to an increase in residential mortgage loan originations and sales as a result of lower interest rates.

                        NON-INTEREST EXPENSE COMPARISON

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                             2002      2001     2000
                                                            -------   ------   ------
                                                                 (IN THOUSANDS)
Salaries and employee benefits............................  $ 5,282   $4,337   $3,873
Occupancy costs...........................................      819      767      641
Data processing...........................................    1,156      973      841
Professional services.....................................      311      323      377
Marketing.................................................      286      424      484
Minority interest in expense of subsidiaries..............    1,082      873      873
Other.....................................................    2,017    1,708    1,365
                                                            -------   ------   ------
  Total non-interest expense..............................  $10,953   $9,405   $8,454
                                                            =======   ======   ======

     Non-interest expense increased $1,548,000 or 16% for 2002 to $10,953,000 compared to $9,405,000 for 2001. Overhead expense increased principally due to increased staffing and other costs related to the continued growth of the company. Salaries and employee benefits were $945,000 or 22% higher due primarily to an increase in the number of employees and salary adjustments. The number of full-time equivalent employees grew from 81 at December 31, 2001 to 94 at December 31, 2002. Marketing expense was $138,000 lower because deposit growth exceeded expectations in 2002. The $209,000 increase in the minority interest in expense of subsidiaries related to the issuance of $15,000,000 in trust preferred securities in September 2002. Other expense consisted primarily of furniture and equipment expense, shareholder-related expenses, loan expenses, Pennsylvania shares tax expense, employee travel and entertainment, stationary/supplies, postage, and board of directors' fees. The $309,000 or 18% increase in other expense is principally attributed to the growth of the company and increases in loan collection costs, shareholder-related expenses and Pennsylvania shares tax expense. Other expense included $224,000 in fair market value adjustments on derivatives related to our IPCD product. This adjustment, which was $66,000 higher than the amount recorded in 2001, was due to the continued decline in interest rates in 2002. These adjustments will reverse in future periods as IPCD's approach maturity or if interest rates increase.

     Non-interest expense increased $951,000 or 11% for 2001 to $9,405,000 compared to $8,454,000 for 2000. Overhead expense in 2000 included one-time charges of $115,000 related to two discontinued Internet initiatives and $68,000 for a relocated branch site. Excluding these one-time charges, overhead increased $1,134,000 or 14% for 2001 principally due to the continued growth of the company, which included the opening of two new branches in October 2000. Salaries and employee benefits grew $464,000 or 12% for 2001 compared to 2000 due to an increase in the number of employees and salary adjustments. The number of full-time equivalent employees increased from 76 at December 31, 2000 to 81 at December 31, 2001. Occupancy costs grew $126,000 for 2001 primarily due to the additional rent, maintenance and utility costs for new branches. Data processing costs increased $132,000 principally due to the growth of the company and variable costs associated with item processing and account volumes. Professional services and marketing were lower in 2001 due in part to the one-time charges in 2000. Other expense in 2000 included $68,000 for the write-off of land improvements related to a relocated branch. Exclusive of this one-time charge, other expense increased $411,000 or 32% in 2001 due principally to the growth of the company and increases in loan collection costs, other real estate owned expenses, and

Pennsylvania shares tax. Other expense in 2001 included $158,000 in fair market value adjustments on derivatives related to our IPCD product. This adjustment was due to falling interest rates in 2001 and will reverse in future periods as IPCD's approach maturity or if interest rates increase in the future.

PROVISION FOR LOAN LOSSES

     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management's best estimate for known and inherent losses in our loan portfolio. The amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, and composition of loan types within the portfolio. Net charge-offs were $458,000, $33,000 and $7,000 in 2002, 2001 and 2000, respectively. Our loan portfolio is relatively immature given our recent growth rates. Therefore, charge-off and non-performing trends may not be indicative of future performance.

     The provision for loan losses increased from $818,000 in 2001 to $870,000 in 2002. This increase was primarily due to an increase in non-performing loans and higher net charge-offs. Non-performing loans totaled $4,849,000 at December 31, 2002 compared to $2,687,000 at December 31, 2001. The allowance for loan losses was $4,229,000 or 1.17% of total loans at December 31, 2002 compared to $3,817,000 or 1.21% at December 31, 2001.

     The provision for loan losses increased from $528,000 for 2000 to $818,000 for 2001. This increase was primarily due to greater loan growth in 2001 compared to 2000. Total gross loans grew $76,621,000 or 32% in 2001 compared to $40,221,000 or 20% in 2000. The allowance for loan losses was $3,817,000 or 1.21% of total loans at December 31, 2001 compared to $3,032,000 or 1.27% at December 31, 2000.

INCOME TAXES

     We recorded a $1,929,000 tax provision representing an effective tax rate of 29.0% for the year ended December 31, 2002 compared to an $863,000 tax provision and a 25.4% effective tax rate for 2001. The effective tax rate was higher in 2002 principally due to a lower ratio of tax-exempt interest to total pre-tax income.

     We recorded an $863,000 tax provision representing an effective tax rate of 25.4% for the year ended December 31, 2001 compared to a $675,000 tax provision and a 24.7% effective tax rate for 2000. The effective tax rate was higher in 2001 principally due to a lower ratio of tax-exempt interest to total pre-tax income.

PREFERRED STOCK DIVIDENDS

     We issued 552,000 shares of Series A 9.25% Non-Cumulative Perpetual Preferred Stock in June 2002. Dividends are payable quarterly, but only if declared by our board of directors. On July 31, 2002 and October 31, 2002 we paid dividends on our preferred stock in the amount of $149,000 and $319,000, respectively.

     All outstanding shares of our preferred stock are expected to be redeemed in connection with our pending acquisition by Fulton Financial Corporation. This acquisition is expected to close by the third quarter of 2003.

FINANCIAL CONDITION

     Consolidated assets grew $159,403,000 or 35% during 2002 to $609,972,000. Cash and cash equivalents and investments, exclusive of the SFAS 115 valuation allowance, grew $8,439,000 and $100,206,000, respectively, during 2002. Total gross loans grew $45,429,000 in 2002. During 2002 we raised $27,345,000 in new capital through the issuance of preferred stock and capital securities. This new capital, together with a $98,204,000 increase in deposits, mostly interest checking accounts, and a $30,000,000 increase in long-term FHLB advances, funded our asset growth. Shareholders' equity increased $18,827,000 from $19,609,000 at December 31, 2001 to $38,436,000 at
December 31, 2002. This increase was attributable to $4,246,000 in earnings after preferred stock dividends, a $3,025,000 improvement in the estimated fair value of investment securities available for sale, net of tax, $529,000 from the exercise of common stock options and $12,345,000 in net proceeds from the issuance of preferred stock. Shareholders' equity was reduced by $1,318,000 due to the repurchase of common stock.

     Consolidated assets grew $95,368,000 or 27% during the year ended December 31, 2001 to $450,569,000. Total loans grew $76,621,000 or 32% while total investments, exclusive of the SFAS 115 valuation allowance, decreased $2,675,000 or 3% during 2001. We funded our asset growth in 2001 with a $54,989,000 or 18% increase in deposits and a $35,201,000 or 244% increase in borrowings. Shareholders' equity grew $3,154,000 or 19% to $19,609,000 at December 31, 2001. This increase was attributable to $2,534,000 in earnings, $338,000 in common stock option exercises and a $282,000 increase in the estimated fair value of investment securities available for sale, net of tax.

INVESTMENT SECURITIES

     Investment policies and applicable legal restrictions dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making specific investment purchases within these standards. The carrying value of investment securities at December 31, 2002 totaled $203,141,000 or 33% of total assets. At December 31, 2002 approximately 55% of the investment portfolio was comprised of mortgage-backed securities which amortize and provide monthly cash flow to reinvest. Corporate bonds and municipal bonds comprised 35% and 6% of the investment portfolio, respectively. At December 31, 2002, approximately 66% of the investment portfolio was fixed rate compared to 82% at December 31, 2001.

     Management buys and sells investment securities from time to time depending on market conditions, business trends, liquidity and capital levels. Investment purchases provide a way to add assets quickly and generate additional earnings. The bank generally earns a positive interest spread by assuming interest rate risk and using deposits and borrowings to purchase securities with longer maturities.

     Management classifies investment securities at the time of purchase by one of three categories: trading, available for sale (AFS) or, held to maturity
(HTM). To date, management has not purchased any securities for trading purposes. Management classifies most of its securities as AFS. The AFS designation affords management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. AFS securities are marked to market in the Consolidated Balance Sheets with an adjustment to equity, net of tax, and presented in the caption "Accumulated other comprehensive income (loss)."

     During 2002, we utilized excess liquidity to grow and restructure our investment portfolio. Our investment portfolio, exclusive of the SFAS 115 valuation allowance, grew $100,206,000 or 97% in 2002. The yield on our investment portfolio declined in 2002 as a result of significant investing in a low interest rate environment.

     Mortgage backed securities, exclusive of the SFAS 115 valuation allowance, grew $67,241,000 in 2002. We purchased and sold approximately $94,694,000 and $36,119,000, respectively, of mortgage-backed securities in 2002. We also purchased $5,000,000 of a mutual fund that invests principally in adjustable rate mortgage-backed securities.

     Corporate bonds, exclusive of the SFAS 115 valuation allowance, grew $35,601,000 in 2002. We purchased and sold approximately $56,460,000 and $20,731,000, respectively, of corporate bonds in 2002. We significantly reduced our holdings in single issuer fixed rate trust preferred securities issued by other banking companies. Prior to 2002, the corporate bond portfolio consisted primarily of single issuer trust preferred securities. We also grew and diversified our corporate bond portfolio in 2002 by purchasing pooled trust preferred securities issued by various financial companies and intermediate term corporate bonds issued by investment grade companies. The variable rate component of our corporate bond portfolio increased from $9,855,000 or 30% at December 31, 2001 to $35,764,000 or 51% at December 31, 2002.

     At December 31, 2002 the AFS portfolio had an estimated market appreciation of $36,000 before tax and an equity adjustment of $24,000, net of tax. This represents a $3,025,000 improvement in the estimated fair value of AFS securities, net of tax, over the prior year end due to lower interest rates and the aforementioned restructuring of our portfolio. At December 31, 2001 the AFS portfolio had an estimated unrealized loss of $4,548,000, before tax, and an equity adjustment of $3,001,000, net of tax. This was a $282,000 or 9% improvement in the estimated fair value of AFS securities, net of tax, compared to December 31, 2000. At December 31, 2000 the AFS portfolio had an estimated unrealized loss of $4,975,000, before tax, and an equity adjustment of $3,283,000, net of tax.

     At December 31, 2002, 2001, and 2000 gross unrealized losses on our single issuer trust preferred securities were $1,802,000, $3,848,000 and $3,808,000, respectively. Management evaluated the credit quality of single issuer trust preferred securities prior to purchasing them and monitors them on an ongoing basis. Management believes that the credit quality of these securities is sound and that the company will ultimately be repaid. Therefore, management views the unrealized loss in the market value of single issuer trust preferred securities temporary. If, at some future date, management believes that this loss is other than temporary or that the recovery of the unrealized loss on these securities is not probable, we will recognize the loss through earnings which will reduce regulatory capital.

     The composition and maturity of our investment portfolio is as follows.

                                                            DECEMBER 31, 2002
                                             -----------------------------------------------
                                                HELD TO MATURITY        AVAILABLE FOR SALE
                                             ----------------------   ----------------------
                                             AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                               COST      FAIR VALUE     COST      FAIR VALUE
                                             ---------   ----------   ---------   ----------
                                                             (IN THOUSANDS)
Mortgage-backed securities.................    $ --         $ --      $110,527     $111,806
Municipal securities.......................      --           --        11,214       11,368
Equity securities..........................      --           --         3,969        3,969
Corporate bonds............................      --           --        71,785       70,388
Mutual funds...............................      --           --         5,000        5,000
Other debt securities......................     500          500           110          110
                                               ----         ----      --------     --------
Total......................................    $500         $500      $202,605     $202,641
                                               ====         ====      ========     ========

                                                            DECEMBER 31, 2001
                                             -----------------------------------------------
                                                HELD TO MATURITY        AVAILABLE FOR SALE
                                             ----------------------   ----------------------
                                             AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                               COST      FAIR VALUE     COST      FAIR VALUE
                                             ---------   ----------   ---------   ----------
                                                             (IN THOUSANDS)
Mortgage-backed securities.................    $ --         $ --      $ 43,286     $43,365
Municipal securities.......................      --           --        20,796      20,031
Equity securities..........................      --           --         2,023       2,023
Corporate bonds............................      --           --        36,184      32,322
Other debt securities......................     500          500           110         110
                                               ----         ----      --------     -------
Total......................................    $500         $500      $102,399     $97,851
                                               ====         ====      ========     =======

          INVESTMENT SECURITIES MATURITIES AND WEIGHTED AVERAGE YIELDS

                                      UNDER 1     1-5      5-10     OVER 10
                                       YEAR      YEARS     YEARS     YEARS     TOTAL
                                      -------   -------   -------   -------   --------
                                                   (DOLLARS IN THOUSANDS)
DECEMBER 31, 2002
-----------------
INVESTMENT SECURITIES AVAILABLE FOR
  SALE:
Mortgage-backed securities
  Amortized cost....................  $19,720   $42,845   $23,399   $24,563   $110,527
  Weighted average yield............     4.57%     4.68%     4.72%     5.03%      4.75%
Municipal securities
  Amortized cost....................       --        --        --    11,214     11,214
  Weighted average yield(1).........       --        --        --      7.40%      7.40%
Equity securities
  Amortized cost....................       --        --        --     3,969      3,969
  Weighted average yield............       --        --        --      3.59%      3.59%
Corporate bonds
  Amortized cost....................    2,000    24,012        --    45,773     71,785
  Weighted average yield............     6.05%     5.88%       --      4.59%      5.06%
Mutual funds
  Amortized cost....................       --        --        --     5,000      5,000
  Weighted average yield............       --        --        --      2.52%      2.52%
Other debt securities
  Amortized cost....................       --       110        --        --        110
  Weighted average yield............       --      7.09%       --        --       7.09%
                                      -------   -------   -------   -------   --------
TOTAL AMORTIZED COST................  $21,720   $66,967   $23,399   $90,519   $202,605
                                      =======   =======   =======   =======   ========
TOTAL FAIR VALUE....................  $22,441   $67,857   $23,546   $88,797   $202,641
                                      =======   =======   =======   =======   ========
WEIGHTED AVERAGE YIELD..............     4.71%     5.11%     4.72%     4.90%      4.93%
INVESTMENT SECURITIES HELD TO
  MATURITY:
Other debt securities
  Amortized cost....................  $    --   $    --   $   500   $    --   $    500
  Weighted average yield............       --        --      4.88%       --       4.88%
                                      -------   -------   -------   -------   --------
TOTAL AMORTIZED COST................  $    --   $    --   $   500   $    --   $    500
                                      =======   =======   =======   =======   ========
WEIGHTED AVERAGE YIELD..............       --        --      4.88%       --       4.88%

---------------

(1) Tax exempt yields on municipal securities were adjusted to a tax equivalent basis using a 34% tax rate.

LOANS HELD FOR SALE

     Residential mortgages held for sale are sold within 30 days of their settlement pursuant to pre-existing commitments. At December 31, 2002, loans held for sale totaled $1,928,000 compared to $127,000 at December 31, 2001 and $0 at December 31, 2000. The fluctuation in balances relates to the timing of the loan originations versus their sale. We sold $13,925,000, $8,575,000 and $4,727,000 of residential mortgages in 2002, 2001 and 2000, respectively. Residential mortgage originations and sales are significantly influenced by the interest rate environment.

LOANS

     Gross loans increased $45,429,000 or 14% to $361,495,000 at December 31, 2002 and increased $76,621,000 or 32% to $316,066,000 at December 31, 2001 from
$239,445,000 at December 31, 2000. The majority of the loan portfolio is collateralized, at least in part, by real estate in the greater Delaware and Lehigh Valleys of Pennsylvania, and New Jersey. Real estate values are subject to risks associated with the local economy. Loans secured by commercial properties increased $44,945,000 or 22% during 2002, $46,737,000 or 29% during 2001, and $33,790,000 or 26% during 2000.

     Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. We manage credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. We manage interest rate risk using various asset/liability modeling techniques and analyses. Most loans are adjustable rate that reset in intervals of five years or less. When possible, we also originate variable rate loans.

     Our lending activity is focused on small to mid-sized businesses and professionals within our market area.

                                 LOAN PORTFOLIO

                                                      DECEMBER 31,
                                  ----------------------------------------------------
                                    2002       2001       2000       1999       1998
                                  --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
Real estate -- farmland.........  $    194   $    214   $    230   $     --   $     --
Real estate -- construction.....    10,574     15,911      4,395      3,850      2,161
Real estate -- residential......    32,446     30,188     25,401     30,330     30,770
Real estate -- multi-family.....    19,350     15,011     13,667      9,738      5,135
Real estate -- commercial.......   253,357    208,412    161,675    127,885     86,008
Commercial......................    44,387     45,238     32,295     25,260     14,434
Consumer........................     1,187      1,092      1,782      2,161      1,840
                                  --------   --------   --------   --------   --------
Total...........................  $361,495   $316,066   $239,445   $199,224   $140,348
                                  ========   ========   ========   ========   ========

                    LOAN MATURITIES AND INTEREST SENSITIVITY

                                               UNDER 1     1-5      OVER 5
                                                YEAR      YEARS      YEARS     TOTAL
                                               -------   --------   -------   --------
                                                           (IN THOUSANDS)
DECEMBER 31, 2002
-----------------
Real estate -- farmland......................  $    21   $    173   $    --   $    194
Real estate -- construction..................    5,194      5,380        --     10,574
Real estate -- residential...................   15,231     16,771       444     32,446
Real estate -- multi-family..................    2,134     17,163        53     19,350
Real estate -- commercial....................   41,819    205,780     5,758    253,357
Commercial...................................   23,636     16,644     4,107     44,387
Consumer.....................................      355        832        --      1,187
                                               -------   --------   -------   --------
Total........................................  $88,390   $262,743   $10,362   $361,495
                                               =======   ========   =======   ========

     The following shows, at December 31, 2002, the amount of loans due after one year that have fixed, adjustable or variable interest rates:

Loans with fixed or predetermined interest rates............   $ 30,289,000
Loans with adjustable or variable interest rates............   $242,816,000

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

     Because the bank is only eleven years old with a limited history of loan losses, management also uses peer group analysis to gauge the overall reasonableness of loan loss reserves. While management calculates the allowance based on specific loans or loan categories, it considers the total allowance available for losses in the entire loan portfolio. Changes in economic conditions and the financial condition of borrowers can occur quickly, and as a result, impact management's estimates.

     We maintained an unallocated loan loss reserve in 2000 based on a shift in risk ratings following the hiring of an independent loan reviewer in the second quarter of 1999. This unallocated reserve was based on the assumption that additional risk factors would be identified and further changes to risk ratings would be made as this independent review process was consistently applied to the entire commercial loan portfolio over an extended period of time. We adjusted our loan scoring system in 2001 to reflect current economic conditions and trends in risk ratings over the past several years. As a result, there were no unallocated loan loss reserves at December 31, 2001 or at December 31, 2002.

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

                       ALLOWANCE FOR LOAN LOSS ALLOCATION

                                                                 DECEMBER 31,
                       -------------------------------------------------------------------------------------------------
                             2002                2001                2000                1999                1998
                       -----------------   -----------------   -----------------   -----------------   -----------------
                                % LOANS             % LOANS             % LOANS             % LOANS             % LOANS
                                TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
                       AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
                       ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                            (DOLLARS IN THOUSANDS)
Balance at end of
  year applicable to:
Real
 estate -- farmland..  $   1       0.05%   $   2       0.07%   $   2       0.10%   $  --         --    $  --         --
Real estate --
  construction.......     89       2.92%     115       5.03%      30       1.83%      37       1.93%      20       1.54%
Real estate --
  residential........    335       8.98%     266       9.55%     236      10.61%     428      15.22%     403      21.92%
Real estate -- multi-
  family.............    169       5.35%     103       4.75%      76       5.71%     110       4.89%     125       3.66%
Real estate --
  commercial.........  2,580      70.09%   2,338      65.94%   1,419      67.52%   1,436      64.19%     999      61.28%
Commercial...........  1,043      12.28%     982      14.31%     662      13.49%     481      12.69%     239      10.29%
Consumer.............     12       0.33%      11       0.35%      14       0.74%      19       1.08%      19       1.31%
Unallocated..........     --         --       --         --      593         --       --         --       --         --
                       ------   -------    ------   -------    ------   -------    ------   -------    ------   -------
Total................  $4,229    100.00%   $3,817    100.00%   $3,032    100.00%   $2,511    100.00%   $1,805    100.00%
                       ======   =======    ======   =======    ======   =======    ======   =======    ======   =======

     Changes in the allowance for loan losses during the last five years are as follows.

                           ALLOWANCE FOR LOAN LOSSES

                                          FOR THE YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------
                               2002         2001         2000         1999       1998
                             --------     --------     --------     --------   --------
                                               (DOLLARS IN THOUSANDS)
Balance at beginning of
  year.....................  $  3,817     $  3,032     $  2,511     $  1,805   $  1,360
Charge-offs:
  Real
     estate-residential....        --           --            6           --         60
  Real estate-commercial...       295           29           --           --         --
  Commercial...............       163            4            1            2         --
  Consumer.................        --           --           --           11          8
                             --------     --------     --------     --------   --------
Total charge-offs..........       458           33            7           13         68
Recoveries:
  Consumer.................        --           --           --           --          8
                             --------     --------     --------     --------   --------
Total recoveries...........        --           --           --           --          8
Net charge-offs............       458           33            7           13         60
Provision for loan
  losses...................       870          818          528          719        505
                             --------     --------     --------     --------   --------
Balance at end of year.....  $  4,229     $  3,817     $  3,032     $  2,511   $  1,805
                             ========     ========     ========     ========   ========
Total gross loans:
Average....................  $348,169     $271,318     $217,128     $168,363   $122,526
End of year................   361,495      316,066      239,445      199,224    140,348
Ratios:
Net charge-offs to:
  Average loans............      0.13%        0.01%          --         0.01%      0.05%
  Loans at end of year.....      0.13%        0.01%          --         0.01%      0.04%
  Allowance for loan
     losses................     10.83%        0.86%        0.23%        0.52%      3.32%
  Provision for loan
     losses................     52.64%        4.03%        1.33%        1.81%     11.88%
Allowance for loan losses
  to:
  Total gross loans at year
     end...................      1.17%        1.21%        1.27%        1.26%      1.29%
  Non-performing loans.....     87.21%      142.05%         N/M(1)   1307.81%    106.74%

---------------

(1) N/M stands for "not meaningful." There were no non-performing loans at December 31, 2000.

                             NON-PERFORMING ASSETS

                                                          DECEMBER 31,
                                             ---------------------------------------
                                              2002     2001    2000    1999    1998
                                             ------   ------   ----    ----   ------
                                                     (DOLLARS IN THOUSANDS)
Loans past due 90 days or more and
  accruing:
  Real estate -- construction..............  $   --   $   --   $--     $ --   $   --
  Real estate -- residential...............      --       --    --       55      605
  Commercial...............................      --       --    --        1        6
  Consumer.................................      --       --    --       --       --
                                             ------   ------   ---     ----   ------
     Total loans past due 90 days or more
       and accruing........................      --       --    --       56      611
Loans accounted for on a non-accrual basis:
  Real estate -- construction..............      --       --    --       --       --
  Real estate -- residential...............      73       --    --      136       25
  Real estate -- multi-family..............     321       --    --       --      890
  Real estate -- commercial................   3,450    2,201    --       --      165
  Commercial...............................   1,005      486    --       --       --
  Consumer.................................      --       --    --       --       --
                                             ------   ------   ---     ----   ------
     Total non-accrual loans...............   4,849    2,687    --      136    1,080
Other real estate owned....................      --      475   252       --      200
                                             ------   ------   ---     ----   ------
Total non-performing assets................  $4,849   $3,162   $252    $192   $1,891
                                             ======   ======   ===     ====   ======
Ratio of non-performing loans to total
  loans....................................    1.34%    0.85%  N/M(1)  0.10%    1.20%
Ratio of non-performing assets to total
  assets...................................    0.79%    0.70%  0.07%   0.06%    0.76%

---------------

(1) N/M stands for "not meaningful." There were no non-performing loans at December 31, 2000.

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. Non-performing assets represented 0.79% of total assets at December 31, 2002 compared to 0.70% at December 31, 2001 and 0.07% at December 31, 2000.

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

     At December 31, 2002, 13 unrelated borrowers with an aggregate loan balance of $4,849,000 were classified as non-accrual. Non-accrual loans at December 31, 2002 were substantially comprised of two borrowers with outstanding balances of $2,360,000 and $1,526,000, respectively. The $2,360,000 credit is secured by commercial real estate, which is under agreement of sale and expected to close by the second quarter of 2003. The $1,526,000 credit is secured by real estate. The disposition of this collateral has been delayed due to the borrower's filing for bankruptcy.

     At December 31, 2001, three unrelated borrowers with an aggregate loan balance of $2,687,000 were classified as non-accrual. Non-accrual loans at year-end 2001 were substantially comprised of one borrower with loan outstandings totaling $2,330,000. This borrower's enterprise failed and we placed the relationship on non-accrual in November 2001. In 2002 we charged off $450,000 of this relationship which remains on non-accrual as of December 31, 2002 with a balance of $1,526,000.

     There were no non-accruing loans at December 31, 2000.

     We recognized $123,000, $51,000, and $0 of interest income on non-accrual loans during the year ended December 31, 2002, 2001 and 2000, respectively. Total interest income that would have been recognized on non-accrual loans was $472,000, $94,000, and $0 for the year ended December 31, 2002, 2001 and 2000, respectively.

     Potential problem loans are those loans that management believes require increased supervision and review and may, depending on the economic environment and other factors, become non-performing assets in future periods. Potential problem loans totaled $156,000, $2,356,000 and $3,666,000 at December 31, 2002,
2001 and 2000, respectively. Most of these loans are secured by real estate.

OTHER REAL ESTATE OWNED

     We had no other real estate owned at December 31, 2002. Other real estate owned totaled $475,000 at December 31, 2001 and consisted of one commercial property. This property was transferred into other real estate owned in August 2001 and subsequently sold in May 2002 for a gain of $33,000. Other real estate owned at December 31, 2000 in the amount of $252,000 was sold in May 2001 for a loss of $17,000.

PREMISES AND EQUIPMENT

     Premises and equipment decreased $166,000 during 2002 to $4,432,000 at December 31, 2002 and $255,000 during 2001 to $4,598,000 at December 31, 2001 as depreciation exceeded capital expenditures.

     Premises and equipment increased $1,046,000 during 2000 to $4,853,000. This increase relates primarily to expenditures for two new branch offices including the construction of our Montgomeryville office, and purchases of additional furniture, fixtures and equipment. The Montgomeryville and Bensalem offices opened in October 2000.

DEFERRED TAXES

     Deferred taxes decreased $1,365,000 in 2002 from $2,887,000 at December 31, 2001 to $1,522,000 at December 31, 2002. This decrease relates primarily to the change in the estimated fair value of investment securities AFS. The offsetting $193,000 increase relates primarily to the provision for loan losses.

     Deferred taxes increased $184,000 during 2001 to $2,887,000. This increase relates primarily to the provision for loan losses, which was offset in part by a $145,000 decrease in deferred taxes related to the change in the estimated fair value of investment securities AFS. Deferred taxes decreased $639,000 during 2000 to $2,703,000 from $3,342,000 at December 31, 1999. This change was mostly due to the $827,000 decrease in the tax effect on unrealized losses in investment securities AFS. The offsetting $188,000 increase relates primarily to the provision for loan losses.

DEPOSITS

     We are largely dependent upon our base of competitively priced core deposits to provide a stable source of funds. We have retained and grown our customer base since inception through a combination of price, quality service, customer confidence, convenience, a stable and experienced staff and through expansion of our network of offices. Core deposits, which exclude time deposits of $100,000 and greater, grew $99,412,000 or 33% during 2002 to $403,692,000.
This growth was primarily generated by the Golden Checking product, which is an interest-bearing checking account. Golden Checking accounts increased $80,552,000 in 2002 and our deposit mix, although still concentrated in time deposits, shifted significantly toward non-maturity interest checking products. Interest checking accounts at December 31, 2002 were $157,691,000 or 35% of total deposits compared to $58,826,000 or 16% of total deposits at December 31,

2001. Total time deposits at December 31, 2002 were $189,115,000 or 41% of total deposits compared to $208,057,000 or 58% of total deposits at December 31, 2001. Approximately $101,822,000 of time deposits will mature after one year.

     Total deposits increased $98,204,000 or 27% during 2002 to $456,486,000. Total average deposits increased $87,475,000 or 27% from $322,809,000 for the year ended December 31, 2001 to $410,284,000 for the year ended December 31, 2002. Non-interest-bearing deposits are an important source of funds for a bank because they lower overall deposit costs. The average balance of these accounts increased $4,118,000 or 16% for the year ended December 31, 2002 compared to the same period in 2001. The interest rates offered on most deposit products were lowered in 2001 and 2002 in response to overall market conditions. Management expects the certificate of deposit portfolio to continue to reprice lower in 2003 as higher rate accounts mature and reprice in the lower rate environment.

     Total deposits increased $54,989,000 or 18% during 2001 to $358,282,000. Golden Checking accounts and time deposits increased $31,895,000 and $14,321,000, respectively. Much of the growth in time deposits was due to the new IPCD product described below. Total average deposits increased $51,737,000 or 19% in 2001 and $56,593,000 or 26% in 2000. The average balance of non-interest-bearing deposits increased $2,921,000 or 12% during 2001 to $26,561,000.

     The growth of mutual funds over the past decade has made it increasingly difficult for financial institutions to attract deposits. Beginning in 2001, and continuing to date, the returns of the domestic equity markets have been weak and volatile as the U.S. economy was generally sluggish. These conditions improved the environment for deposit acquisition for financial institutions as investors sought the relative safety of FDIC insured deposits, despite a low interest rate environment.

     We plan to continue to grow deposits through promotions, business development programs, maturation of existing branches and branch expansion. We expect to open our eighth Pennsylvania branch in Abington, Montgomery County during the second quarter of 2003. We introduced the Index Powered(SM) Certificate of Deposit (IPCD) product in the first quarter of 2001. The IPCD product contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500(R) Index. This innovative deposit product allows the customer to receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured by the FDIC to the extent provided by law. As of December 31, 2002, the bank generated $16,575,000 in IPCD deposits with an initial term of five years. Approximately $13,245,000 of IPCD balances at December 31, 2002 are from institutional depositors. These depositors generally require us to obtain letters of credit guaranteeing the principal amounts of IPCD's in excess of FDIC insured levels. At December 31, 2002 we maintained $11,300,000 in letters of credit from the FHLB for this purpose. The amount of IPCD product, net of embedded derivatives, included in total deposits in the Consolidated Balance Sheets at December 31, 2002 and December 31, 2001 was $14,160,000 and $8,976,000, respectively. See the section entitled "Derivative Financial Instruments."

                    AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

                                            FOR THE YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                       2002               2001              2000
                                  ---------------   ----------------   ---------------
                                  BALANCE    RATE   BALANCE    RATE    BALANCE    RATE
                                  --------   ----   --------   -----   --------   ----
                                                 (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits...  $ 30,679     --   $ 26,561      --   $ 23,640     --
Interest checking...............   121,001   2.63%    31,180    2.59%    22,079   2.54%
Money market deposit accounts...    16,984   2.26%    18,313    3.41%     6,512   5.05%
Savings accounts................    50,117   2.20%    43,936    2.95%    47,776   3.49%
Time deposits...................   191,503   4.25%   202,819    5.96%   171,065   6.02%
                                  --------   ----   --------   -----   --------   ----
Total...........................  $410,284   3.12%  $322,809    4.59%  $271,072   4.74%
                                  ========   ====   ========   =====   ========   ====

                 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                                DECEMBER 31,
                                                                    2002
                                                               --------------
                                                               (IN THOUSANDS)
Three months or less........................................      $ 9,287
Over three through six months...............................        7,471
Over six through twelve months..............................        6,445
Over twelve months..........................................       29,591
                                                                  -------
Total.......................................................      $52,794
                                                                  =======

SHORT-TERM BORROWINGS

     Short-term borrowings, generally consisting of customer repurchase agreements and overnight federal funds purchased, can fluctuate daily depending on our liquidity needs and customer activity. Under customer repurchase agreements, deposit customers agree to lend excess demand deposit balances to us overnight at a rate below the federal funds rate. These overnight borrowings from customers are collateralized by certain investment securities. Overnight federal funds, which are purchased through a correspondent bank as needed, are unsecured.

     At December 31, 2002 and December 31, 2001, short-term borrowings were comprised entirely of overnight borrowings from customers. At December 31, 2000 short-term borrowings included $785,000 in overnight federal funds purchased and $13,619,000 in overnight borrowings from customers.

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Total balance at end of year............................  $20,067   $19,605   $14,404
Weighted average rate...................................     0.25%     0.75%     5.59%
Maximum amount outstanding at month end during the
  year..................................................  $29,035   $25,692   $58,807
Average amount outstanding during the year..............  $19,553   $18,894   $38,193
Weighted average interest rate during the year..........     0.69%     2.91%     6.05%

OTHER LIABILITIES

     Other liabilities increased $755,000 from $5,019,000 at December 31, 2001 to $5,774,000 at December 31, 2002. This increase relates principally to a $553,000 increase in the fair value of derivatives related to our IPCD product and a $179,000 increase in accrued compensation expenses. In addition accrued expenses and other operating accounts used in the normal course of business increased $808,000 in the aggregate. These increases were partially offset by a $785,000 decrease in federal income taxes payable.

     Other liabilities decreased $403,000 during 2001 to $5,019,000. The majority of this decrease relates to the settlement of a $2,000,000 investment purchase, which was accrued at December 31, 2000. In addition, accrued expenses and other operating accounts used in the normal course of business decreased $1,132,000 in the aggregate. These decreases were offset by the recording of $2,055,000 in derivatives related to our IPCD product and a $674,000 increase in federal income taxes payable due to higher taxable income in 2001.

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

     During 2002, we completed two capital raising initiatives, which together generated $27,345,000.

     On June 19, 2002, we completed our public offering of 552,000 shares of Series A 9.25% Non-Cumulative Perpetual Preferred Stock at $25.00 per share. The net proceeds from this offering totaled $12,345,000. The Series A Preferred Stock qualifies as Tier 1 capital. Annual dividends on the Series A Preferred Stock are $2.3125 per share or $1,276,500. Dividends are payable quarterly, but only if declared by our board of directors. Quarterly dividends were paid on July 31, 2002, October 31, 2002, and January 31, 2003. All outstanding shares of our preferred stock are expected to be redeemed in connection with our acquisition by Fulton Financial Corporation. This acquisition is expected to close by the third quarter of 2003.

     On September 26, 2002, we issued $15,000,000 of variable rate capital securities due November 7, 2032 through our Delaware subsidiary, Premier Capital Trust II. Interest on the capital securities is based on the 90-day LIBOR index plus 345 basis points. Proceeds from the capital securities provide PBI with Tier 1 and Tier 2 capital as determined by regulatory capital guidelines. See
Note 21 to the Consolidated Financial Statements entitled "Capital Securities".

     On December 31, 2001, Premier Bank issued $2,000,000 in subordinated debt, which qualified as Tier 2 capital. This debt was repaid in October 2002.

     In order to retain our financial holding company designation, we must be "well capitalized". At December 31, 2002, management believes that PBI and Premier Bank are "well capitalized" and in compliance with all regulatory capital requirements.

     The tables below depict PBI's capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by FDIC regulations.

                               CAPITAL COMPONENTS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Tier 1
Shareholders' equity........................................  $ 38,436   $ 19,609
Allowable portion of minority interest in equity of
  subsidiaries..............................................    10,000      7,537
Net unrealized gains on investment securities available for
  sale......................................................       (24)     3,001
                                                              --------   --------
Total Tier 1 capital........................................  $ 48,412   $ 30,147
                                                              ========   ========
Tier 2
Allowable portion of minority interest in equity of
  subsidiaries..............................................  $ 15,000   $  2,463
Allowable portion of the allowance for loan losses..........     4,229      3,817
Allowable portion of subordinated debt......................     1,500      3,500
                                                              --------   --------
Total Tier 2 capital........................................  $ 20,729   $  9,780
                                                              ========   ========
Total capital...............................................  $ 69,141   $ 39,927
Risk-weighted assets........................................  $461,376   $375,981

     The following table compares PBI's capital ratios to the "adequately capitalized" and "well capitalized" regulatory requirements.

                                 CAPITAL RATIOS

                                                 AT DECEMBER 31,    "ADEQUATELY        "WELL
                                                 ---------------   CAPITALIZED"    CAPITALIZED"
                                                  2002     2001       RATIOS          RATIOS
                                                 ------   ------   -------------   -------------
Total risk-based capital/risk-weighted
  assets.......................................  14.99%   10.62%       8.00%           10.00%
Tier 1 capital/risk-weighted assets............  10.49%    8.02%       4.00%            6.00%
Tier 1 capital/average assets (leverage
  ratio).......................................   8.05%    6.83%       4.00%            5.00%

  DIVIDEND POLICY AND RESTRICTIONS

     Our future dividend policy is subject to the discretion of the board of directors and depends upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. Cash dividends are payable as and when declared by the board of directors out of funds legally available for that purpose. On July 31, 2002 and October 31, 2002 we paid dividends on our preferred stock in the amount of $149,000 and $319,000, respectively. On February 13, 2003 our board of directors declared the first cash dividend on our common stock payable on April 15, 2003 to common shareholders of record on March 21, 2003.

     Our ability to pay cash dividends depends on our ability to obtain cash dividends from the bank. The bank's ability to pay cash dividends is subject to the regulatory restrictions set forth in the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the Federal Deposit Insurance Act. Under the Pennsylvania Banking Code, the bank can declare and pay cash dividends only out of accumulated undivided profits, which were $19,972,000 at December 31, 2002. Cash dividends require Federal Reserve Board approval if the total of all cash dividends declared by the bank in any calendar year, including the proposed cash dividend, exceeds the total of the bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. At December 31, 2002, the bank had retained net profits available for distribution without Federal Reserve Board approval of $12,730,000. The Federal Deposit Insurance Act restricts the payment of dividends by a bank that is not adequately capitalized and generally prohibits all payments of dividends by any bank that is in default of any FDIC assessment. We are not presently and have not been in default of any FDIC assessments.

  LIQUIDITY

     Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. Our primary sources of funds are deposits, proceeds from principal and interest payments on loans and investments, sales of investment securities AFS and borrowings. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities prepayments are influenced by interest rates, economic conditions, and competition. Competition for deposits may require banks to increase the rates payable on deposits or expand their branch office networks to adequately grow deposits in the future.

     During the year ended December 31, 2002, cash and cash equivalents increased $8,439,000. Operating and financing activities provided cash and cash equivalents of $1,802,000 and $152,676,000, respectively, while investing activities used $146,039,000. The cash provided by financing activities was primarily from a $98,204,000 increase in deposits and a $30,000,000 increase in long-term borrowings. We also raised $15,000,000 from the issuance of trust preferred securities and $12,345,000 from our preferred stock offering. Other significant sources of cash included principal repayments on loans and mortgage-backed securities and sales and calls of investment securities. Together, this cash was used to finance investment and loan growth of $100,206,000 and $45,887,000, respectively.

     During the year ended December 31, 2001, operating and financing activities provided cash and cash equivalents of $3,735,000 and $92,480,000, respectively, while investing activities used $74,637,000. The cash provided by financing activities resulted primarily from an increase in deposits and borrowings and the issuance of $2,000,000 in subordinated debt. Deposits and borrowings increased by $54,989,000 and $35,201,000, respectively. Other significant sources of cash included principal repayments on loans and mortgage-backed securities and sales and calls of investment securities. Together, this cash was used to finance loan growth of $77,129,000.

     During the year ended December 31, 2000, operating and financing activities provided cash and cash equivalents of $8,164,000 and $27,755,000, respectively, while investing activities used $36,384,000. The cash provided by financing activities principally came from a $65,812,000 increase in deposits. Other significant sources of cash included principal repayments on loans and mortgage-backed securities and sales and calls of investment securities. Together, this cash was primarily used for loan originations and the repayment of borrowings. During 2000, loans grew $40,480,000 and borrowings decreased by $38,133,000.

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

     If we require funds beyond our ability to generate them internally, additional sources of funds are available through the use of a $6,000,000 unsecured federal funds line of credit with a correspondent bank and a $148,199,000 borrowing limit at the Federal Home Loan Bank of Pittsburgh (FHLB). We could also sell or reverse repurchase investment securities. At December 31, 2002, we had available borrowing capacity of $76,899,000 and $6,000,000 with the FHLB and our correspondent bank, respectively.

     Regulation D of the Federal Reserve Regulations requires all depository institutions to maintain reserves on transaction accounts. Under Regulation D, the bank's reserve requirement was $14,183,000 as of December 31, 2002. In addition, we were required to maintain $346,000 in cash reserves at our correspondent bank as of December 31, 2002.

     At December 31, 2002, $28,553,000 in investment securities were pledged as collateral for customer repurchase agreements compared to $20,866,000 at December 31, 2001.

DERIVATIVE FINANCIAL INSTRUMENTS

     We have limited involvement with derivative financial instruments and currently use them only in relation to Premier's Index Powered(SM) Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter of 2001, contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500(R) Index. This innovative five year term deposit product allows the customer to receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured in its principal amount by the FDIC to the extent provided by law.

     We entered into derivative contracts with the FHLB in order to offset the risks associated with the variable cost of the IPCD. The terms of these derivatives entered into with the FHLB provide for receipt of an amount equal to the amount to be paid to the IPCD depositor, in exchange for a periodic payment stream expressed as a rate of interest.

     The derivative contracts with the FHLB and the derivatives embedded in the IPCD are accounted for in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Accordingly, we carry these derivatives at fair value in the Consolidated Balance Sheets and recognize any changes in fair value in current period earnings.

     The notional amount of derivative contracts was $16,575,000 and $10,905,000 at December 31, 2002 and December 31, 2001, respectively. The fair value of derivatives is included in "Other liabilities" and approximated $2,608,000 and $2,055,000 at December 31, 2002 and 2001, respectively. During 2002, approximately $224,000 was recorded in other expense for net changes in the fair market value of derivatives compared to $158,000 in expense for 2001. The fair value adjustments are due to changes in prevailing interest rates and the resulting valuation of future payments due to the FHLB. These valuation adjustments will cumulatively net to zero at the maturity of the contracts.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and accompanying notes presented in this Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

SUBSEQUENT EVENT

     On January 16, 2003, PBI announced that it had entered into a definitive agreement to be acquired by Fulton Financial Corporation based in Lancaster, Pennsylvania. Under the terms of the agreement, Fulton Financial will acquire all of PBI's issued and outstanding shares of common stock. Each share of PBI common stock outstanding will be exchanged for 1.34 shares of Fulton Financial common stock, subject to adjustment. All outstanding shares of PBI preferred stock are expected to be redeemed as of or before the closing date of the transaction. This acquisition, which is subject to the approval of bank regulators and PBI shareholders, is expected to close by the third quarter of 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

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

  ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions," which amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

     With some exceptions, the requirements of Statement No. 147 are effective October 1, 2002. The adoption of this Statement did not have an impact on our earnings, financial condition, or equity.

  STOCK-BASED COMPENSATION

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. This Statement announces that "in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation". We have not changed to the fair value method of accounting for stock-based employee compensation. We continue to apply the provisions on APB Opinion No. 30, as permitted by Statement No. 123, and provide pro-forma net income and pro-forma earnings per share disclosures for stock option grants made in 1995 and subsequent years as if the fair value method had been applied.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The discussion concerning the effects of interest rate changes on our estimated net interest income for the year ending December 31, 2003, set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 herein is incorporated by reference.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   44
Consolidated Balance Sheets.................................   45
Consolidated Statements of Operations.......................   46
Consolidated Statements of Shareholders' Equity and
  Comprehensive Income......................................   47
Consolidated Statements of Cash Flows.......................   48
Notes to Consolidated Financial Statements..................   49

     (b) A summary of quarterly results for the years 2002, 2001 and 2000 is as follows.

                      SUMMARY OF QUARTERLY FINANCIAL DATA

                                                                  QUARTER ENDED 2002
                                                    -----------------------------------------------
                                                    DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                    -----------   ------------   -------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income...................................    $8,769         $8,425      $8,036     $7,564
Interest expense..................................     3,819          3,819       3,781      3,846
                                                      ------         ------      ------     ------
Net interest income...............................     4,950          4,606       4,255      3,718
Provision for loan losses.........................       100            245         240        285
Non-interest income...............................       215            257         329        136
Non-interest expense..............................     2,980          2,775       2,714      2,484
                                                      ------         ------      ------     ------
Income before income tax..........................     2,085          1,843       1,630      1,085
Income tax expense................................       578            581         487        283
                                                      ------         ------      ------     ------
Net income........................................    $1,507         $1,262      $1,143     $  802
                                                      ======         ======      ======     ======
Less: Preferred stock dividend....................    $ (319)        $ (149)     $   --     $   --
                                                      ------         ------      ------     ------
Net income applicable to common shareholders......    $1,188         $1,113      $1,143     $  802
                                                      ======         ======      ======     ======
Basic earnings per common share...................    $ 0.36         $ 0.33      $ 0.33     $ 0.24
Diluted earnings per common share.................      0.34           0.32        0.32       0.23

                                                                  QUARTER ENDED 2001
                                                    -----------------------------------------------
                                                    DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                    -----------   ------------   -------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income...................................    $7,646         $7,656      $7,335     $7,014
Interest expense..................................     4,107          4,197       4,213      4,108
                                                      ------         ------      ------     ------
Net interest income...............................     3,539          3,459       3,122      2,906
Provision for loan losses.........................       300            179         239        100
Non-interest income...............................       170            138         180        106
Non-interest expense..............................     2,441          2,362       2,309      2,293
                                                      ------         ------      ------     ------
Income before income tax..........................       968          1,056         754        619
Income tax expense................................       253            266         189        155
                                                      ------         ------      ------     ------
Net income........................................    $  715         $  790      $  565     $  464
                                                      ======         ======      ======     ======
Less: Preferred stock dividend....................    $   --         $   --      $   --     $   --
                                                      ------         ------      ------     ------
Net income applicable to common shareholders......    $  715         $  790      $  565     $  464
                                                      ======         ======      ======     ======
Basic earnings per common share...................    $ 0.22         $ 0.24      $ 0.18     $ 0.15
Diluted earnings per common share.................      0.21           0.23        0.16       0.14

                                                                  QUARTER ENDED 2000
                                                    -----------------------------------------------
                                                    DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                    -----------   ------------   -------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income...................................    $7,081         $6,790      $6,525     $6,297
Interest expense..................................     4,210          3,950       3,654      3,480
                                                      ------         ------      ------     ------
Net interest income...............................     2,871          2,840       2,871      2,817
Provision for loan losses.........................       128            125         125        150
Non-interest income...............................        96             89          76         58
Non-interest expense..............................     2,185          2,049       2,006      2,214
                                                      ------         ------      ------     ------
Income before income tax..........................       654            755         816        511
Income tax expense................................       169            186         212        108
                                                      ------         ------      ------     ------
Net income........................................    $  485         $  569      $  604     $  403
                                                      ======         ======      ======     ======
Less: Preferred stock dividend....................    $   --         $   --      $   --     $   --
                                                      ------         ------      ------     ------
Net income applicable to common shareholders......    $  485         $  569      $  604     $  403
                                                      ======         ======      ======     ======
Basic earnings per common share...................    $ 0.16         $ 0.18      $ 0.19     $ 0.13
Diluted earnings per common share.................      0.14           0.17        0.18       0.12

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Premier Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheets of Premier Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
---------------------------
KPMG LLP

February 11, 2003
Philadelphia, Pennsylvania

                             PREMIER BANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS:
Cash and due from banks.....................................  $ 23,027   $ 14,383
Short-term investments......................................    10,530     14,137
Interest-bearing deposits...................................     4,486      1,084
                                                              --------   --------
Cash and cash equivalents...................................    38,043     29,604
Investment securities:
  Held to maturity (fair value $500 in 2002 and $500 in
     2001)..................................................       500        500
  Available for sale (amortized cost $202,605 in 2002 and
     $102,399 in 2001)......................................   202,641     97,851
Loans held for sale.........................................     1,928        127
Loans receivable (net of allowance for loan losses of $4,229
  in 2002 and $3,817 in 2001)...............................   355,598    310,876
Other real estate owned.....................................        --        475
Premises and equipment......................................     4,432      4,598
Accrued interest receivable.................................     3,528      2,939
Deferred taxes..............................................     1,522      2,887
Other assets................................................     1,780        712
                                                              --------   --------
Total assets................................................  $609,972   $450,569
                                                              ========   ========
LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND
  SHAREHOLDERS' EQUITY:
Deposits....................................................  $456,486   $358,282
Borrowings..................................................    80,067     49,605
Accrued interest payable....................................     2,709      4,554
Other liabilities...........................................     5,774      5,019
Subordinated debt...........................................     1,500      3,500
                                                              --------   --------
Total liabilities...........................................   546,536    420,960

Corporation-obligated mandatorily redeemable capital
  securities of subsidiary trusts holding solely junior
  subordinated debentures of the corporation................    25,000     10,000

Commitments and contingencies (Note 16)

SHAREHOLDERS' EQUITY:
Preferred stock- no par value; 20,000,000 shares authorized;
  Series A Preferred issued and outstanding 552,000 at
  December 31, 2002 and none at December 31, 2001...........    12,345         --
Common stock- $0.33 par value; 30,000,000 shares authorized;
  3,452,273 shares issued and 3,342,415 shares outstanding
  at December 31, 2002; 3,242,215 shares issued and
  outstanding at December 31, 2001..........................     1,139      1,070
Additional paid-in capital..................................    12,545     12,085
Retained earnings...........................................    13,701      9,455
Treasury stock at cost; 109,858 shares at December 31, 2002
  and none at December 31, 2001.............................    (1,318)        --
Accumulated other comprehensive gain (loss), net............        24     (3,001)
                                                              --------   --------
Total shareholders' equity..................................    38,436     19,609
                                                              --------   --------
Total liabilities, minority interest in subsidiaries and
  shareholders' equity......................................  $609,972   $450,569
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PREMIER BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                               2002            2001            2000
                                                           -------------   -------------   -------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans..................................................   $   25,528      $   22,468      $   18,954
  Short-term investments and interest-bearing deposits...          508             403             499
  Investments:
     Taxable.............................................        5,988           5,807           6,356
     Tax-exempt..........................................          770             973             884
                                                            ----------      ----------      ----------
Total interest income....................................       32,794          29,651          26,693
INTEREST EXPENSE:
  Deposits...............................................       12,798          14,820          12,854
  Borrowings.............................................        2,467           1,805           2,440
                                                            ----------      ----------      ----------
Total interest expense...................................       15,265          16,625          15,294
                                                            ----------      ----------      ----------
Net interest income......................................       17,529          13,026          11,399
Provision for loan losses................................          870             818             528
                                                            ----------      ----------      ----------
Net interest income after provision......................       16,659          12,208          10,871
NON-INTEREST INCOME:
  Service charges and other deposit-related fees.........          396             330             286
  Gain, net, on sale of investment securities available
     for sale............................................          103              13               3
  Gain (loss) on sale of other real estate owned.........           33             (17)             --
  Gain on sale of loans held for sale....................          131              52              29
  Fees from sales of title insurance policies............          150             137               1
  Other fees.............................................          124              79              --
                                                            ----------      ----------      ----------
Total non-interest income................................          937             594             319
NON-INTEREST EXPENSE:
  Salaries and employee benefits.........................        5,282           4,337           3,873
  Occupancy..............................................          819             767             641
  Data processing........................................        1,156             973             841
  Professional services..................................          311             323             377
  Marketing..............................................          286             424             484
  Minority interest in expense of subsidiaries...........        1,082             873             873
  Other..................................................        2,017           1,708           1,365
                                                            ----------      ----------      ----------
Total non-interest expense...............................       10,953           9,405           8,454
                                                            ----------      ----------      ----------
Income before income tax.................................        6,643           3,397           2,736
Income tax expense.......................................        1,929             863             675
                                                            ----------      ----------      ----------
Net income...............................................   $    4,714      $    2,534      $    2,061
                                                            ==========      ==========      ==========
Less: Preferred stock dividends..........................   $     (468)     $       --      $       --
                                                            ----------      ----------      ----------
Net income applicable to common shareholders.............   $    4,246      $    2,534      $    2,061
                                                            ==========      ==========      ==========
EARNINGS PER COMMON SHARE:
  Basic..................................................   $     1.26      $     0.79      $     0.67
  Diluted................................................   $     1.22      $     0.74      $     0.60
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic..................................................    3,365,467       3,212,537       3,097,450
  Diluted................................................    3,493,716       3,442,369       3,422,832

   The accompanying notes are an integral part of the consolidated financial statements.

                             PREMIER BANCORP, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME

                                                     FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000
                            -----------------------------------------------------------------------------------------------------
                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                 ADDITIONAL                         COMPREHENSIVE       TOTAL
                            COMPREHENSIVE   PREFERRED   COMMON    PAID-IN     RETAINED   TREASURY      INCOME       SHAREHOLDERS'
                               INCOME         STOCK     STOCK     CAPITAL     EARNINGS    STOCK        (LOSS)          EQUITY
                            -------------   ---------   ------   ----------   --------   --------   -------------   -------------
                                                                       (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1999....................                   $    --    $1,016    $11,662     $ 4,860    $    --       $(4,891)        $12,647
Comprehensive income
  Net income..............     $2,061             --       --          --       2,061         --            --           2,061
  Other comprehensive
    income, net of tax
    Unrealized gain on
      investment
      securities available
      for sale............      1,610             --       --          --          --         --            --              --
    Less: reclassification
      adjustment for gains
      included in net
      income..............         (2)            --       --          --          --         --            --              --
                               ------
  Other comprehensive
    income................      1,608             --       --          --          --         --         1,608           1,608
                               ------
Comprehensive income......     $3,669             --       --          --          --         --            --              --
                               ======
Common stock issued for
  options exercised.......                        --        9         130          --         --            --             139
                                             -------    ------    -------     -------    -------       -------         -------
BALANCE AT DECEMBER 31,
  2000....................                   $    --    $1,025    $11,792     $ 6,921    $    --       $(3,283)        $16,455
                                             =======    ======    =======     =======    =======       =======         =======
Comprehensive income
  Net income..............     $2,534             --       --          --       2,534         --            --           2,534
  Other comprehensive
    income, net of tax
    Unrealized gain on
      investment
      securities available
      for sale............        291             --       --          --          --         --            --              --
    Less: reclassification
      adjustment for gains
      included in net
      income..............         (9)            --       --          --          --         --            --              --
                               ------
  Other comprehensive
    income................        282             --       --          --          --         --           282             282
                               ------
Comprehensive income......     $2,816             --       --          --          --         --            --              --
                               ======
Common stock issued for
  options exercised.......                        --       45         293          --         --            --             338
                                             -------    ------    -------     -------    -------       -------         -------
BALANCE AT DECEMBER 31,
  2001....................                   $    --    $1,070    $12,085     $ 9,455    $    --       $(3,001)        $19,609
                                             =======    ======    =======     =======    =======       =======         =======
Comprehensive income
  Net income..............     $4,714             --       --          --       4,714         --            --           4,714
  Preferred stock
    issued................                    12,345       --          --          --         --            --          12,345
  Preferred stock
    dividends.............                        --       --          --        (468)        --            --            (468)
  Repurchase of common
    stock.................                        --       --          --          --     (1,318)           --          (1,318)
  Other comprehensive
    income, net of tax
    Unrealized gain on
      investment
      securities available
      for sale............      3,093             --       --          --          --         --            --              --
    Less: reclassification
      adjustment for gains
      included in net
      income..............        (68)            --       --          --          --         --            --              --
                               ------
  Other comprehensive
    income................      3,025             --                                                     3,025           3,025
                               ------
Comprehensive income......     $7,739             --       --          --          --         --            --              --
                               ======
Common stock issued for
  options exercised.......                        --       69         460          --         --            --             529
                                             -------    ------    -------     -------    -------       -------         -------
BALANCE AT DECEMBER 31,
  2002....................                   $12,345    $1,139    $12,545     $13,701    $(1,318)      $    24         $38,436
                                             =======    ======    =======     =======    =======       =======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             PREMIER BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $   4,714   $  2,534   $  2,061
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation expense....................................        480        515        459
    Provision for loan losses...............................        870        818        528
    Fair market value adjustments on IPCD derivatives.......        224        158         --
    (Gains) losses on sale of other real estate owned.......        (33)        17         --
    Write-off of capitalized costs..........................         --         --         68
    (Accretion) amortization of premiums/discounts on
     investment securities held to maturity.................         --         (2)         7
    Amortization of premiums/discounts on investment
     securities available for sale..........................        243        173        120
    Gain on sales of investment securities available for
     sale...................................................       (103)       (13)        (3)
    Gain on sales of loans held for sale....................       (131)       (52)       (29)
    Originations of loans held for sale.....................    (15,726)    (8,702)    (4,727)
    Proceeds from sales of loans held for sale..............     14,056      8,627      4,756
    Increase in accrued interest receivable.................       (589)      (422)      (343)
    Increase in deferred tax asset..........................       (194)      (329)      (188)
    (Increase) decrease in other assets.....................     (1,068)       (13)        69
    Increase in deferred loan fees..........................        295        512        269
    (Decrease) increase in accrued interest payable.........     (1,845)       427      1,763
    Increase (decrease) in other liabilities................        609       (513)     3,354
                                                              ---------   --------   --------
Net cash provided by operating activities...................      1,802      3,735      8,164
                                                              ---------   --------   --------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for
    sale....................................................     66,536     29,569      5,474
  Repayment of investment securities available for sale.....     15,825     11,420      5,757
  Purchases of investment securities available for sale.....   (182,707)   (44,000)    (6,410)
  Repayment of investment securities held to maturity.......         --      5,528        848
  Net increase in loans receivable..........................    (45,887)   (77,129)   (40,480)
  Proceeds from sales of other real estate owned............        508        235         --
  Purchases of premises and equipment.......................       (314)      (260)    (1,573)
                                                              ---------   --------   --------
Net cash used in investing activities.......................   (146,039)   (74,637)   (36,384)
                                                              ---------   --------   --------
FINANCING ACTIVITIES:
  Net increase in deposits..................................     98,204     54,989     65,812
  Net increase (decrease) in borrowings less than 90 days...        462      5,201    (28,133)
  Proceeds from borrowings greater than 90 days.............     30,000     30,000         --
  Repayment of borrowings greater than 90 days..............         --         --    (10,000)
  Proceeds from subordinated debt...........................         --      2,000         --
  Repayment of subordinated debt............................     (2,000)        --         --
  Proceeds from issuance of trust preferred securities......     15,000         --         --
  Net proceeds from issuance of preferred stock.............     12,345         --         --
  Payment of preferred stock dividends......................       (468)        --         --
  Purchases of treasury stock...............................     (1,318)        --         --
  Proceeds from exercised common stock options..............        451        290         76
                                                              ---------   --------   --------
Net cash provided by financing activities...................    152,676     92,480     27,755
                                                              ---------   --------   --------
Increase (decrease) in cash and cash equivalents............      8,439     21,578       (465)
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................     29,604      8,026      8,491
                                                              ---------   --------   --------
  End of year...............................................  $  38,043   $ 29,604   $  8,026
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURES:
  Cash payments for:
    Interest expense........................................  $  17,110   $ 16,198   $ 13,531
    Taxes...................................................      2,830        470        660
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Change in the estimated fair value of investment
    securities available for sale...........................  $   4,584   $    427   $  2,435
  Change in deferred tax asset related to investment
    securities available for sale...........................     (1,559)      (145)      (827)
  Tax effect of exercised common stock options..............         78         48         63
  Transfer of loans to other real estate owned..............         --        475        252

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

     Both PBI and Premier Bank are regulated by certain federal and state agencies and are periodically examined by them.

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

  INVESTMENT SECURITIES

     Debt and equity securities are classified as either held to maturity (HTM), trading or as available for sale (AFS). Investments are classified as securities HTM if there is a positive intent and ability to hold to maturity. Securities HTM are reported at amortized cost. Investment securities that are not HTM or held for trading purposes are classified as securities AFS. Securities AFS are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as accumulated other comprehensive gain (loss), net, within shareholders' equity. PBI and its subsidiaries do not engage in any trading activities. The appropriate classification of securities is determined at the time of purchase.

     Securities AFS include securities that are intended to be used as part of PBI's asset/liability management strategy and that may be sold in response to changes in market interest rates and related changes in the securities' prepayment risk or to meet liquidity needs. The majority of the investment portfolio is classified as available for sale.

     Premiums and discounts on debt securities are recognized in interest income using a constant yield method. Gains and losses on sales of investment securities are computed on the specific identification basis and included in non-interest income based on trade date.

                             PREMIER BANCORP, INC.

     Equity securities are limited to stocks owned in the Federal Reserve Bank, the Federal Home Loan Bank of Pittsburgh (FHLB) and the Atlantic Central Bankers Bank, a correspondent bank. These securities are reported at cost, which approximates liquidation value.

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

  DERIVATIVE FINANCIAL INSTRUMENTS

     PBI and its subsidiaries have limited involvement with derivative financial instruments and currently use them only in relation to Premier Bank's Index Powered(SM) Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter 2001, contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500(R) Index. This innovative five year term deposit product allows the customer to receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured by the FDIC to the extent provided by law.

     Premier Bank entered into derivative contracts with the FHLB in order to offset the risks associated with the variable cost of the IPCD. Under the terms of these derivative contracts, Premier Bank will receive an amount equal to the amount to be paid to the IPCD depositor, in exchange for a periodic payment stream expressed as a rate of interest.

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

  EARNINGS PER COMMON SHARE

     Basic earnings per common share is calculated using the weighted-average number of shares outstanding, after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000 and paid on March 10, 2000. Diluted earnings per common share includes dilutive common stock

                             PREMIER BANCORP, INC.

equivalents as computed under the treasury stock method using average common stock prices for the respective period.

  STOCK OPTIONS

     PBI's stock based compensation plans are described in Note 15 to the Consolidated Financial Statements. PBI accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the tax effect on net income and earnings per share if PBI had applied the fair value provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net income applicable to common shareholders
  As reported..............................................  $4,246   $2,534   $2,061
  Pro forma................................................   4,246    2,413    1,690
Basic earnings per common share
  As reported..............................................  $ 1.26   $ 0.79   $ 0.67
  Pro forma................................................    1.26     0.75     0.55
Diluted earnings per common share
  As reported..............................................  $ 1.22   $ 0.74   $ 0.60
  Pro forma................................................    1.22     0.70     0.49

  STATEMENT OF CASH FLOWS

     Cash and cash equivalents for purposes of this statement consist of cash and due from banks, short-term investments with an original term of 30 days or less, interest-bearing deposits, and overnight federal funds sold.

  RECENT ACCOUNTING PRONOUNCEMENTS

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

                             PREMIER BANCORP, INC.

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

  Stock-Based Compensation

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002.

                             PREMIER BANCORP, INC.

     This Statement announces that "in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation". We have not changed to the fair value method of accounting for stock-based employee compensation. We continue to apply the provisions on APB Opinion No. 30, as permitted by statement No. 123, and provide pro-forma net income and pro-forma earnings per share disclosures for stock option grants made in 1995 and subsequent years as if the fair value method had been applied.

NOTE 2 -- SUBSEQUENT EVENT

     On January 16, 2003, PBI announced that it had entered into a definitive agreement to be acquired by Fulton Financial Corporation based in Lancaster, Pennsylvania. Under the terms of the agreement, Fulton Financial will acquire all of PBI's issued and outstanding shares of common stock. Each share of PBI common stock outstanding will be exchanged for 1.34 shares of Fulton Financial common stock, subject to adjustment. All outstanding shares of PBI preferred stock are expected to be redeemed as of or before the closing date of the transaction. This acquisition, which is subject to the approval of bank regulators and PBI shareholders, is expected to close by the third quarter of 2003.

NOTE 3 -- CASH AND DUE FROM BANKS

     Premier Bank is required to maintain certain daily average reserve balances in accordance with Federal Reserve Board (FRB) requirements. The FRB reserve requirement was $14,183,000 and $3,002,000 at December 31, 2002 and 2001,
respectively. In addition, Premier Bank was required to maintain $346,000 in cash reserves at its correspondent bank at both December 31, 2002 and 2001.

                             PREMIER BANCORP, INC.

NOTE 4 -- INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities at December 31, 2002 and 2001 were as follows.

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                               COST         GAIN        (LOSS)     FAIR VALUE
                                             ---------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
DECEMBER 31, 2002
-------------------------------------------
HELD TO MATURITY:
Other debt securities......................  $    500      $   --      $    --      $    500
                                             --------      ------      -------      --------
Total investment securities held to
  maturity.................................  $    500      $   --      $    --      $    500
                                             ========      ======      =======      ========
AVAILABLE FOR SALE:
Mortgage-backed securities.................  $110,527      $1,372      $   (93)     $111,806
Municipal securities.......................    11,214         154           --        11,368
Equity securities..........................     3,969          --           --         3,969
Corporate bonds............................    71,785         718       (2,115)       70,388
Mutual funds...............................     5,000          --           --         5,000
Other debt securities......................       110          --           --           110
                                             --------      ------      -------      --------
Total investment securities available for
  sale.....................................  $202,605      $2,244      $(2,208)     $202,641
                                             ========      ======      =======      ========
DECEMBER 31, 2001
-------------------------------------------
HELD TO MATURITY:
Other debt securities......................  $    500      $   --      $    --      $    500
                                             --------      ------      -------      --------
Total investment securities held to
  maturity.................................  $    500      $   --      $    --      $    500
                                             ========      ======      =======      ========
AVAILABLE FOR SALE:
Mortgage-backed securities.................  $ 43,286      $  220      $  (141)     $ 43,365
Municipal securities.......................    20,796           3         (768)       20,031
Equity securities..........................     2,023          --           --         2,023
Corporate bonds............................    36,184          --       (3,862)       32,322
Other debt securities......................       110          --           --           110
                                             --------      ------      -------      --------
Total investment securities available for
  sale.....................................  $102,399      $  223      $(4,771)     $ 97,851
                                             ========      ======      =======      ========

     Premier Bank pledged $28,553,000 and $20,866,000 in investment securities as collateral for customer repurchase agreements at December 31, 2002 and 2001, respectively.

     The amortized cost and estimated fair value of investment securities AFS and HTM by contractual maturity at December 31, 2002 are shown in the following table.

                                              INVESTMENT SECURITIES    INVESTMENT SECURITIES
                                                 HELD TO MATURITY        AVAILABLE FOR SALE
                                              ----------------------   ----------------------
                                              AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                COST      FAIR VALUE     COST      FAIR VALUE
                                              ---------   ----------   ---------   ----------
                                                              (IN THOUSANDS)
Due in one year or less.....................    $ --         $ --      $ 21,720     $ 22,441
Due after one year through five years.......      --           --        66,967       67,857
Due after five years through ten years......     500          500        23,399       23,546
Due after 10 years..........................      --           --        90,519       88,797
                                                ----         ----      --------     --------
Total.......................................    $500         $500      $202,605     $202,641
                                                ====         ====      ========     ========

                             PREMIER BANCORP, INC.

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

     Proceeds from sales of investment securities available for sale are as follows.

                                                            2002      2001      2000
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Proceeds.................................................  $66,536   $29,569   $5,474
Gross gains..............................................      659        62        7
Gross losses.............................................      556        49        4

NOTE 5 -- LOANS

     Loan categories and their respective balances are as follows.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Real estate -- farmland.....................................  $    194   $    214
Real estate -- construction.................................    10,574     15,911
Real estate -- residential..................................    32,446     30,188
Real estate -- multifamily..................................    19,350     15,011
Real estate -- commercial...................................   253,357    208,412
Commercial..................................................    44,387     45,238
Consumer....................................................     1,187      1,092
                                                              --------   --------
Total loans.................................................   361,495    316,066
Deferred loan fees..........................................    (1,668)    (1,373)
Allowance for loan losses...................................    (4,229)    (3,817)
                                                              --------   --------
Total loans, net............................................  $355,598   $310,876
                                                              ========   ========

     Premier Bank generally lends in the Greater Delaware and Lehigh Valleys of Pennsylvania and New Jersey with a majority of its borrowers located in communities surrounding its branch offices. Most loans are collateralized in part by real estate. Accordingly, lending activities could be affected by changes in the general economy, the regional economy or real estate values.

     Non-accrual and impaired loans are one and the same at both December 31, 2002 and 2001. Non-accrual/impaired loans were $4,849,000 and $2,687,000 at December 31, 2002 and 2001, respectively. The average recorded investment in non-accrual/impaired loans was $5,332,000 and $458,000 for the year ended December 31, 2002 and 2001, respectively.

     Interest income recognized on non-accrual/impaired loans was $123,000 and $51,000 for the year ended December 31, 2002 and 2001, respectively. Foregone interest on non-accrual/impaired loans was $349,000 and $43,000 for the year ended December 31, 2002 and 2001, respectively.

     Potential problem loans are those loans believed to require increased supervision and review and may, depending on the economic environment and other factors, become non-performing assets in future periods. Potential problem loans totaled $156,000 and $2,356,000 at December 31, 2002 and 2001, respectively. Most of these loans are secured by real estate.

                             PREMIER BANCORP, INC.

NOTE 6 -- ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is shown below.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Balance at beginning of year...............................  $3,817   $3,032   $2,511
Charge-offs................................................    (458)     (33)      (7)
Provision for loan losses..................................     870      818      528
                                                             ------   ------   ------
Balance at end of year.....................................  $4,229   $3,817   $3,032
                                                             ======   ======   ======

NOTE 7 -- PREMISES AND EQUIPMENT

     Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below.

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Building....................................................  $ 2,465   $ 2,464
Land........................................................    1,061     1,061
Leasehold improvements......................................      414       382
Furniture, fixtures and equipment...........................    2,363     2,087
                                                              -------   -------
Cost........................................................    6,303     5,994
Accumulated depreciation and amortization...................   (1,871)   (1,396)
                                                              -------   -------
Carrying value..............................................  $ 4,432   $ 4,598
                                                              =======   =======

     Depreciation and amortization expenses on premises and equipment were $480,000 and $515,000 for the year ended December 31, 2002 and 2001, respectively.

     At December 31, 2002 and 2001 both the Bensalem branch and the Southampton branch and operations center were leased. In addition, the land occupied by the Montgomeryville branch was also leased. The lease on the Southampton operations center expired in February 2003. The bank subsequently renewed the Southampton operations center lease for twelve months expiring February 2004. All other leases include options for renewal.

                             PREMIER BANCORP, INC.

     Required minimum annual rentals due on non-cancelable leases expiring after one year were approximately $2,861,000 in the aggregate at December 31, 2002. Future minimum payments under these leases are as follows

                                                                  FUTURE
                                                                 MINIMUM
                                                                 PAYMENTS
                                                              --------------
                                                              (IN THOUSANDS)
2003........................................................      $  220
2004........................................................         221
2005........................................................         225
2006........................................................         234
2007........................................................         234
2008 and thereafter.........................................       1,727
                                                                  ------
                                                                  $2,861
                                                                  ======

NOTE 8 -- DEPOSITS

     Deposit categories and their respective balances and weighted average interest rates are as follows.

                                                       DECEMBER 31,
                           ---------------------------------------------------------------------
                                         2002                                2001
                           ---------------------------------   ---------------------------------
                             WEIGHTED                            WEIGHTED
                              AVERAGE                  % OF       AVERAGE                  % OF
                           INTEREST RATE    AMOUNT    TOTAL    INTEREST RATE    AMOUNT    TOTAL
                           -------------   --------   ------   -------------   --------   ------
                                                  (DOLLARS IN THOUSANDS)
Interest checking........      1.68%       $157,691    34.54%      2.69%       $ 58,826    16.42%
Money market.............      1.97%         18,611     4.08%      2.32%         16,997     4.74%
Savings..................      1.84%         58,182    12.75%      2.25%         44,059    12.30%
Time.....................      3.69%        189,115    41.43%      5.31%        208,057    58.07%
                               ----        --------   ------       ----        --------   ------
  Total interest-bearing
     deposits............      2.61%        423,599    92.80%      4.27%        327,939    91.53%
                               ====                                ====
Non-interest-bearing
  deposits...............                    32,887     7.20%                    30,343     8.47%
                                           --------   ------                   --------   ------
Total deposits...........                  $456,486   100.00%                  $358,282   100.00%
                                           ========   ======                   ========   ======

     Time deposits as of December 31, 2002 mature as follows.

                                                         AMOUNTS      AMOUNTS
                                                         $100,000    LESS THAN
                                                        OR GREATER   $100,000     TOTAL
                                                        ----------   ---------   --------
                                                                 (IN THOUSANDS)
2003..................................................   $23,203     $ 64,090    $ 87,293
2004..................................................     8,307       36,636      44,943
2005..................................................     3,908       15,509      19,417
2006..................................................    11,082       14,517      25,599
2007..................................................     6,294        5,569      11,863
2008 and thereafter...................................        --           --          --
                                                         -------     --------    --------
                                                         $52,794     $136,321    $189,115
                                                         =======     ========    ========

                             PREMIER BANCORP, INC.

     Interest expense on deposits is as follows.

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Interest checking.......................................  $ 3,179   $   809   $   560
Money market............................................      383       624       329
Savings.................................................    1,104     1,294     1,666
Time....................................................    8,132    12,093    10,299
                                                          -------   -------   -------
Total interest expense on deposits......................  $12,798   $14,820   $12,854
                                                          =======   =======   =======

NOTE 9 -- BORROWINGS

     At December 31, 2002 and 2001, short-term borrowings were comprised entirely of overnight borrowings from customers. At December 31, 2000, short-term borrowings included $785,000 in overnight federal funds purchased and $13,619,000 in overnight borrowings from customers.

     At December 31, 2002, $30,000,000 of the total long-term FHLB borrowings is fixed rate and matures in 2008. The remaining $30,000,000 is convertible debt that may change from a fixed rate to a variable rate depending on the LIBOR index. This convertible debt matures in 2012. Long-term FHLB borrowings at December 31, 2001 are fixed rate and mature in 2008.

     All borrowings from the FHLB are secured by a blanket lien against all of Premier Bank's assets. In addition, the FHLB's collateral policies require borrowers who exceed certain borrowing levels to deliver certain investment securities to them as collateral. Under this policy, Premier Bank was not required to deliver investment securities as collateral to the FHLB at December 31, 2002 or 2001. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. Premier Bank controls investment securities pledged as collateral for customer repurchase agreements.

     At December 31, 2002 and 2001, Premier Bank had a $6,000,000 unsecured federal funds line of credit with its correspondent bank. Premier Bank's borrowing limit with the FHLB was $148,199,000 and $74,898,000 at December 31, 2002 and 2001, respectively. At December 31, 2002, Premier Bank had unused borrowing capacity of $6,000,000 and $76,899,000 with its correspondent bank and the FHLB, respectively. The bank's unused borrowing capacity with the FHLB reflects reductions for $60,000,000 in FHLB borrowings outstanding and $11,300,000 in letters of credit at December 31, 2002. The letters of credit issued by the FHLB guarantee the principal amounts of certain Index Powered(SM) Certificates of

                             PREMIER BANCORP, INC.

Deposit in excess of FDIC insured levels. At December 31, 2001, Premier Bank had unused borrowing capacity of $6,000,000 and $37,798,000 with its correspondent bank and the FHLB, respectively.

                                                                  MAXIMUM
                                                                  AMOUNT            AVERAGE
                                        TOTAL      WEIGHTED     OUTSTANDING         AMOUNT            AVERAGE
                                       BALANCE     AVERAGE     AT MONTH END       OUTSTANDING      INTEREST RATE
                                     END OF YEAR     RATE     DURING THE YEAR   DURING THE YEAR   DURING THE YEAR
                                     -----------   --------   ---------------   ---------------   ---------------
                                                                (DOLLARS IN THOUSANDS)
DECEMBER 31, 2002
-----------------------------------
Short-term borrowings..............    $20,067       0.25%        $29,035           $19,553            0.69%
Long-term FHLB borrowings..........     60,000       4.75%         60,000            40,356            5.35%
                                       -------       ----                           -------            ----
                                       $80,067       3.62%                          $59,909            3.83%
                                       =======       ====                           =======            ====
DECEMBER 31, 2001
-----------------------------------
Short-term borrowings..............    $19,605       0.75%        $25,692           $18,894            2.91%
Long-term FHLB borrowings..........     30,000       5.85%         30,000            19,288            5.93%
                                       -------       ----                           -------            ----
                                       $49,605       3.83%                          $38,182            4.43%
                                       =======       ====                           =======            ====
DECEMBER 31, 2000
-----------------------------------
Short-term borrowings..............    $14,404       5.59%        $58,807           $38,193            6.05%
                                       =======       ====                           =======            ====

NOTE 10 -- SUBORDINATED DEBT

     At December 31, 2002 and 2001, Premier Bank had subordinated debt of $1,500,000 and $3,500,000, respectively.

     At December 31, 2002, subordinated debt consisted of one variable rate note issued on January 9, 1997. This note adjusts annually in January based on the 1 year Treasury index plus 240 basis points. Interest is payable monthly for the first 10 years. Principal and interest payments begin in year 11 with full amortization by maturity. This debt is unsecured and requires regulatory approval for prepayment.

     At December 31, 2001, subordinated debt consisted of two notes. In addition to the aforementioned January 1997 issue in the amount of $1,500,000, the bank had an additional $2,000,000 in variable rate debt outstanding. This $2,000,000 note was issued on December 31, 2001 and repaid on October 11, 2002.

                                        AMOUNT AT DECEMBER 31,    INTEREST RATE AT DECEMBER 31,
                                        -----------------------   ------------------------------
ISSUE DATE              MATURITY DATE      2002         2001        2002       2001       2000
----------              -------------   ----------   ----------   --------   --------   --------
1/9/1997..............    1/12/2012     $1,500,000   $1,500,000     4.64%      7.29%      8.49%
12/31/2001............   12/31/2016             --    2,000,000       --       6.15%        --
                                        ----------   ----------
Total................................   $1,500,000   $3,500,000
                                        ==========   ==========

NOTE 11 -- DERIVATIVE INSTRUMENTS

     PBI and its subsidiaries have limited involvement with derivative financial instruments and currently use them only in relation to Premier Bank's Index Powered(SM) Certificate of Deposit (IPCD) product. The IPCD, which was introduced in the first quarter of 2001, contains an embedded derivative feature that provides a potential return to the depositor based on a formula that is dependent on the return of the Standard & Poor's 500(R) Index. This innovative deposit product allows the customer to receive a return that is based on an equity market index in place of a stated interest rate but, like other traditional certificates of deposit, is insured by the FDIC to the extent provided by law.

                             PREMIER BANCORP, INC.

     Premier Bank entered into derivative contracts with the FHLB in order to offset the risks associated with the variable cost of the IPCD. Under the terms of these derivative contracts, Premier Bank will receive an amount equal to the amount to be paid to the IPCD depositor, in exchange for a periodic payment stream expressed as a rate of interest.

     The notional amount of derivative contracts was $16,575,000 and $10,905,000 at December 31, 2002 and 2001, respectively. The fair value of derivatives is included in "Other liabilities" and approximated $2,608,000 and $2,055,000 at December 31, 2002 and 2001, respectively. PBI recorded $224,000 and $158,000 in other expense for net changes in the fair market value of derivatives for the year ended December 31, 2002 and 2001, respectively. The fair value adjustments are due to changes in prevailing interest rates and the resulting valuation of future payments due to the FHLB. These valuation adjustments will cumulatively net to zero at the maturity of the contracts.

NOTE 12 -- EARNINGS PER COMMON SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations.

                                            NET INCOME        WEIGHTED AVERAGE
                                           APPLICABLE TO         NUMBER OF        PER COMMON
FOR THE YEAR ENDED DECEMBER 31, 2002    COMMON SHAREHOLDERS    COMMON SHARES     SHARE AMOUNT
------------------------------------    -------------------   ----------------   ------------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per common share.......        $4,246             3,365,467          $ 1.26
Effect of dilutive common stock
  options.............................            --               128,249           (0.04)
                                              ------             ---------          ------
Earnings per diluted common share.....        $4,246             3,493,716          $ 1.22
                                              ======             =========          ======

                                            NET INCOME        WEIGHTED AVERAGE
                                           APPLICABLE TO         NUMBER OF        PER COMMON
FOR THE YEAR ENDED DECEMBER 31, 2001    COMMON SHAREHOLDERS    COMMON SHARES     SHARE AMOUNT
------------------------------------    -------------------   ----------------   ------------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per common share.......        $2,534             3,212,537          $ 0.79
Effect of dilutive common stock
  options.............................            --               229,832           (0.05)
                                              ------             ---------          ------
Earnings per diluted common share.....        $2,534             3,442,369          $ 0.74
                                              ======             =========          ======

                                            NET INCOME        WEIGHTED AVERAGE
                                           APPLICABLE TO         NUMBER OF        PER COMMON
FOR THE YEAR ENDED DECEMBER 31, 2000    COMMON SHAREHOLDERS    COMMON SHARES     SHARE AMOUNT
------------------------------------    -------------------   ----------------   ------------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per common share.......        $2,061             3,097,450          $ 0.67
Effect of dilutive common stock
  options.............................            --               325,382           (0.07)
                                              ------             ---------          ------
Earnings per diluted common share.....        $2,061             3,422,832          $ 0.60
                                              ======             =========          ======

     Basic earnings per common share is calculated using the weighted average number of common shares outstanding after giving retroactive effect to the 5% common stock dividend declared on February 17, 2000. Options to purchase 303,748, 539,023, and 700,325 shares of common stock were outstanding at December 31, 2002, 2001, and 2000, respectively. Options, to the extent dilutive, were included in the computation of earnings per diluted common share for each respective period. Options to purchase 51,998 shares of common stock were anti-dilutive and excluded from the calculations of earnings per diluted common share for the first and second quarter of 2002. There were no anti-dilutive options for the third and fourth quarter of 2002. Options to purchase 51,998 and 48,581 shares of common stock were anti-dilutive for the entire year of 2001 and 2000, respectively.

                             PREMIER BANCORP, INC.

NOTE 13 -- INCOME TAXES

     The components of the provision for income taxes are as follows.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                               2002     2001    2000
                                                              ------   ------   -----
                                                                  (IN THOUSANDS)
Current tax expense.........................................  $2,123   $1,192   $ 863
Deferred income tax benefit.................................    (194)    (329)   (188)
                                                              ------   ------   -----
Income tax expense..........................................  $1,929   $  863   $ 675
                                                              ======   ======   =====

     The tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows.

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
DEFERRED TAX ASSETS:
  Unrealized net loss on investment securities available for
     sale...................................................   $   --     $1,547
  Allowance for loan loss...................................    1,438      1,298
  Non-accrued interest......................................      124         27
  Depreciation..............................................       --         13
  Other.....................................................       43         26
                                                               ------     ------
Total deferred tax assets...................................    1,605      2,911

DEFERRED TAX LIABILITIES:
  Unrealized net gain on investment securities available for
     sale...................................................      (12)        --
  Depreciation..............................................      (71)        --
  Tax bad debt reserve......................................       --        (24)
                                                               ------     ------
Total deferred tax liabilities..............................      (83)       (24)
                                                               ------     ------
Net deferred tax assets.....................................   $1,522     $2,887
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

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                               2002     2001    2000
                                                              ------   ------   -----
                                                                  (IN THOUSANDS)
Tax expense at 34% rate.....................................  $2,259   $1,155   $ 930
Interest from tax exempt loans and investments..............    (346)    (305)   (268)
Other, net..................................................      16       13      13
                                                              ------   ------   -----
Income tax expense..........................................  $1,929   $  863   $ 675
                                                              ======   ======   =====

                             PREMIER BANCORP, INC.

NOTE 14 -- EMPLOYEE BENEFIT PLANS

     Premier Bank maintains a defined contribution savings plan covering substantially all employees. The plan allows eligible employees to make contributions by salary reduction pursuant to the provisions of 401(k) of the Internal Revenue Code. Approximately $102,000, $88,000 and $81,000 in discretionary matching 401(k) contributions were expensed during the year ended December 31, 2002, 2001 and 2000, respectively.

NOTE 15 -- STOCK OPTION PLAN

     The number of options and strike prices in the following discussion are provided after incorporating a retroactive adjustment due to the 5% common stock dividend declared on February 17, 2000 and paid on March 10, 2000. In connection with the bank's initial stock offering in 1992, 486,497 options to purchase common stock at a price of $2.89 per share were issued to certain incorporators, directors, officers and institutional investors. At December 31, 2002 there were no such options outstanding compared to 234,488 of such options outstanding at December 31, 2001.

     In addition, a stock option program was adopted in 1995 whereby up to 315,000 options may be granted to employees or directors based on a discretionary incentive program. The exercise price of options granted under this program will be at the fair value of common stock as of the grant date. Options expire ten years from the date of grant. Options granted under this program, with the exception of 85,050 options granted in 1997, were vested immediately. The 85,050 options granted in 1997 were fully vested in 2001. A total of 306,674 options were granted under this program as of December 31, 2002 and 2001. There were 303,748 and 304,535 of such options outstanding at December 31, 2002 and 2001, respectively.

     A summary of stock option activity for the year ended December 31, 2002, 2001 and 2000 is as follows. There were no stock options granted for the year ended December 31, 2002.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------
                                            2002                        2001                        2000
                                  -------------------------   -------------------------   ------------------------
                                                WEIGHTED                    WEIGHTED                   WEIGHTED
                                                AVERAGE                     AVERAGE                    AVERAGE
                                   SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
                                  --------   --------------   --------   --------------   -------   --------------
Outstanding at beginning of
  year..........................   539,023       $4.63         700,325       $4.22        688,326       $ 3.72
Granted.........................        --          --           2,600        6.25         38,333        12.26
Exercised.......................  (235,275)       2.89        (163,902)       2.89        (26,334)        2.89
                                  --------       -----        --------       -----        -------       ------
Outstanding at end of year......   303,748       $5.98         539,023       $4.63        700,325       $ 4.22
                                  ========       =====        ========       =====        =======       ======
Options exercisable at end of
  year..........................   303,748                     539,023                    666,305

                             PREMIER BANCORP, INC.

     The following summarizes information about stock options at December 31, 2002 and 2001. All options outstanding at December 31, 2002 and 2001 were exercisable.

                                      DECEMBER 31, 2002
----------------------------------------------------------------------------------------------
                                     OPTIONS OUTSTANDING
----------------------------------------------------------------------------------------------
                                                           WEIGHTED AVERAGE
                                                              REMAINING
                                               NUMBER      CONTRACTUAL LIFE   WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                     OUTSTANDING      (IN YEARS)       EXERCISE PRICE
------------------------                     -----------   ----------------   ----------------
        3.50...............................     12,061           3.00                3.50
        4.76...............................    221,156           4.00                4.76
        5.71...............................     15,933           5.00                5.71
        6.25...............................      2,600           8.00                6.25
       10.48...............................     13,665           6.00               10.48
       12.26...............................     38,333           7.00               12.26
                                               -------           ----              ------
  $3.50 to $12.26..........................    303,748           4.52              $ 5.98
                                               =======           ====              ======

                                      DECEMBER 31, 2001
----------------------------------------------------------------------------------------------
                                     OPTIONS OUTSTANDING
----------------------------------------------------------------------------------------------
                                                           WEIGHTED AVERAGE
                                                              REMAINING
                                               NUMBER      CONTRACTUAL LIFE   WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                     OUTSTANDING      (IN YEARS)       EXERCISE PRICE
------------------------                     -----------   ----------------   ----------------
       $2.89...............................    234,488           0.33              $ 2.89
        3.50...............................     12,502           4.00                3.50
        4.76...............................    221,502           5.00                4.76
        5.71...............................     15,933           6.00                5.71
        6.25...............................      2,600           9.00                6.25
       10.48...............................     13,665           7.00               10.48
       12.26...............................     38,333           8.00               12.26
                                               -------           ----              ------
  $2.89 to $12.26..........................    539,023           3.26              $ 4.63
                                               =======           ====              ======

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The requirements of Statement No. 148 are effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods. PBI continues to account for stock-based compensation under APB No. 25. The pro-forma disclosures required by APB No. 25 are provided in Note 1 to the Consolidated Financial Statements.

     The fair value of each option granted using the Black Scholes option pricing model was $3.36 in 2001 and $7.50 in 2000. Significant assumptions used in the model for 2001 and 2000 grants include: a weighted average risk-free rate of return of 5.25% in both 2001 and 2000; volatility of 35% in both 2001 and 2000; ten year expected option life for both 2001 and 2000; and no dividends for 2001 and 2000. Had the grant date fair value provisions of Statement No. 123 been adopted, PBI would have recognized additional

                             PREMIER BANCORP, INC.

compensation expense of $121,000 and $371,000 in 2001 and 2000, respectively. There were no options granted in 2002.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

     Premier Bank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and stand-by letters of credit to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect Premier Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument.

     Financial instruments whose contract amounts represent credit risk at December 31, 2002 and 2001 were as follows.

                                                                 CONTRACT OR
                                                               NOTIONAL AMOUNT
                                                              -----------------
                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Commitments to extend credit................................  $45,068   $42,397
Stand-by letters of credit..................................  $ 2,631   $ 3,242

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Premier Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include inventory, property, plant and equipment and income producing commercial properties. The commitments at December 31, 2002 and 2001 were principally to originate commercial loans and other loans secured by real estate. At December 31, 2002, fixed and adjustable/variable rate commitments totaled $11,113,000 and $33,955,000, respectively. At December 31, 2001, fixed and adjustable/variable rate commitments totaled $7,857,000 and $34,540,000, respectively.

     Premier Bank issues stand-by letters of credit to guarantee the performance of a customer to a third party. Most guarantees extend for one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The amount of collateral received on loan commitments and on stand-by letters of credit is dependent upon the individual transaction and the creditworthiness of the customer.

  CONCENTRATIONS OF CREDIT RISK

     Premier Bank generally lends in the Greater Delaware and Lehigh Valleys of Pennsylvania and New Jersey with a majority of its borrowers located in communities surrounding its branches. The majority of the loan portfolio is secured by residential and commercial real estate. Accordingly, the primary concentration of credit risk is related to the real estate market in these areas. The ultimate collectibility of loans is susceptible to changes in local market conditions, and therefore, dependent upon the local economic environment. In addition, loan concentrations are also considered to exist when there are amounts loaned or committed to be loaned to a multiple number of borrowers engaged in similar activities which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The loan portfolio contains many borrowers who are employed in the medical professions, restaurant and lodging industry and real estate business.

                             PREMIER BANCORP, INC.

     Premier Bank's investment portfolio has a concentration in trust preferred securities issued by other financial institutions, which are classified as corporate bonds. The amount of such trust preferred securities totaled $43,723,000 or 22% and $32,322,000 or 33% of the investment portfolio at December 31, 2002 and 2001, respectively.

  LEGAL PROCEEDINGS

     At December 31, 2002 and 2001, there were no known material legal proceedings pending against PBI, its subsidiaries or its property. In addition, no material proceedings are known to be contemplated by governmental authorities against PBI, its subsidiaries or its property.

NOTE 17 -- RELATED PARTY TRANSACTIONS

     As a matter of policy, Premier Bank does not extend credit to employees, officers or directors.

     Premier Bank incurred $111,000 and $115,000 in expenses for management and financial consulting services rendered by the Chairman of the Board of Directors during the year ended December 31, 200l and 2000, respectively. On January 1, 2002, the Chairman of the Board of Directors became an employee of the bank.

NOTE 18 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     PBI is required to disclose the estimated fair values of financial instruments, whether or not recognized in the consolidated balance sheet. For PBI, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments.

     Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. For a substantial portion of financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions regarding the amount and timing of estimated future cash flows, which are discounted to reflect varying degrees of risk. Given the uncertainties surrounding these assumptions, the reported fair values may not represent actual values of financial instruments that could have been realized as of each date presented or that will be realized in the future. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

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

                             PREMIER BANCORP, INC.

     The estimated fair values and carrying amounts of financial assets and liabilities are summarized as follows.

                                               DECEMBER 31, 2002       DECEMBER 31, 2001
                                             ---------------------   ---------------------
                                             ESTIMATED    CARRYING   ESTIMATED    CARRYING
                                             FAIR VALUE    AMOUNT    FAIR VALUE    AMOUNT
                                             ----------   --------   ----------   --------
                                                            (IN THOUSANDS)
FINANCIAL ASSETS:
Cash and due from banks....................   $ 23,027    $ 23,027    $ 14,383    $ 14,383
Short-term investments.....................     10,530      10,530      14,137      14,137
Interest-bearing deposits..................      4,486       4,486       1,084       1,084
Investment securities:
  Held to maturity.........................        500         500         500         500
  Available for sale.......................    202,641     202,641      97,851      97,851
Loans held for sale........................      1,928       1,928         127         127
Loans receivable, net......................    380,542     355,598     335,966     310,876
Accrued interest receivable................      3,528       3,528       2,939       2,939

FINANCIAL LIABILITIES:
Deposits with no stated maturities.........   $267,371    $267,371    $150,225    $150,225
Deposits with stated maturities............    194,202     189,115     210,554     208,057
Borrowings.................................     86,347      80,067      50,120      49,605
Accrued interest payable...................      2,709       2,709       4,554       4,554
Subordinated debt..........................      1,500       1,500       3,505       3,500
Derivative instruments.....................      2,608       2,608       2,055       2,055

     The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 2002 and 2001.

          Cash and due from banks, short-term investments and interest-bearing deposits: Current carrying amounts approximate estimated fair values.

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

          Deposit liabilities: The fair value of deposits with no stated maturity (i.e., demand deposits, interest checking accounts, money market accounts and savings accounts) are by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Deposits with a stated maturity (time deposits), excluding IPCD's, have been valued using the present value of cash flows discounted at rates approximating the current market for similar deposits. The fair value of IPCD's was reported at face value net of the estimated fair value of embedded derivatives. Premier Bank obtains estimated fair values of embedded derivatives from a third party financial institution.

          Borrowings: Borrowings have been valued using the present value of cash flows discounted at rates approximating the current market for similar liabilities.

                             PREMIER BANCORP, INC.

          Subordinated debt: Fair values were estimated using the present value of the estimated cash flows using interest rates currently being offered for similar liabilities.

          Derivative instruments: Derivative instruments are used only in relation to Premier Bank's Index Powered(SM) Certificate of Deposit product. These derivatives are carried at fair value in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Premier Bank obtains estimated fair values from a third party financial institution.

          Off-balance-sheet instruments: Off-balance-sheet instruments are primarily comprised of loan commitments that are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2002 and 2001, loan commitments were $45,068,000 and $42,397,000, respectively. Stand-by letters of credit were $2,631,000 and $3,242,000 at December 31, 2002 and 2001, respectively.

NOTE 19 -- PARENT COMPANY FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
ASSETS:
Cash on deposit with subsidiary bank........................  $17,629   $    91
Investment securities available for sale....................    2,060        --
Investment in subsidiaries..................................   43,854    29,562
Deferred issuance costs on capital securities...............      818       424
Accrued interest receivable.................................       46        10
Other.......................................................      323       243
                                                              -------   -------
     Total assets...........................................  $64,730   $30,330
                                                              =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Borrowings from subsidiaries................................  $25,774   $10,310
Accrued interest payable....................................      472       334
Other.......................................................       48        77
                                                              -------   -------
     Total liabilities......................................   26,294    10,721

SHAREHOLDERS' EQUITY:
Preferred stock.............................................   12,345        --
Common stock................................................    1,139     1,070
Additional paid-in capital..................................   12,545    12,085
Retained earnings...........................................   13,701     9,455
Treasury stock..............................................   (1,318)       --
Accumulated other comprehensive gain (loss), net............       24    (3,001)
                                                              -------   -------
     Total shareholders' equity.............................   38,436    19,609
                                                              -------   -------
Total liabilities and shareholders' equity..................  $64,730   $30,330
                                                              =======   =======

                             PREMIER BANCORP, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Interest income on investment securities available for
  sale......................................................  $   25   $   88   $  145
Interest income on capital securities of subsidiaries.......      33       27       27
Equity in undistributed income of subsidiaries..............   5,663    3,556    3,072
Dividend income from subsidiary bank........................     442       --       --
                                                              ------   ------   ------
Total income................................................   6,163    3,671    3,244
                                                              ------   ------   ------
Interest expense on borrowings from subsidiaries............   1,115      884      884
Other expense...............................................     334      253      299
                                                              ------   ------   ------
Total expense...............................................   1,449    1,137    1,183
                                                              ------   ------   ------
Income before taxes.........................................   4,714    2,534    2,061
Income tax expense..........................................      --       --       --
                                                              ------   ------   ------
Net income..................................................  $4,714   $2,534   $2,061
                                                              ======   ======   ======
Less: Preferred stock dividends.............................  $ (468)  $   --   $   --
                                                              ------   ------   ------
Net income applicable to common shareholders................  $4,246   $2,534   $2,061
                                                              ======   ======   ======

                             PREMIER BANCORP, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $ 4,714     $ 2,534     $ 2,061
Deduct items not affecting cash flows:
  Equity in undistributed income of subsidiaries............    (5,663)     (3,556)     (3,072)
  Amortization of deferred issuance costs on capital
     securities.............................................        18          16          16
  Amortization of premiums on investment securities
     available for sale.....................................         2          --          --
  Increase in accrued interest receivable...................       (36)        (20)        (22)
  (Increase) decrease in other assets.......................      (414)         (5)         23
  Increase in accrued interest payable......................       138          --          --
  (Decrease) increase in other liabilities..................       (47)        (27)         36
                                                               -------     -------     -------
Net cash used in operating activities.......................    (1,288)     (1,058)       (958)
                                                               -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale........    (2,009)         --          --
Capital investment in subsidiaries..........................    (5,639)       (500)         --
                                                               -------     -------     -------
Net cash used in investing activities.......................    (7,648)       (500)         --
                                                               -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock...............    12,345          --          --
Borrowings from subsidiaries................................    15,464          --          --
Proceeds from exercised common stock options................       451         290          76
Purchases of treasury stock.................................    (1,318)         --          --
Payment of preferred stock dividends........................      (468)         --          --
                                                               -------     -------     -------
Net cash provided by financing activities...................    26,474         290          76
                                                               -------     -------     -------
Net increase (decrease) in cash and cash equivalents........    17,538      (1,268)       (882)
Cash and cash equivalents at beginning of year..............        91       1,359       2,241
                                                               -------     -------     -------
Cash and cash equivalents at end of year....................   $17,629     $    91     $ 1,359
                                                               =======     =======     =======

NOTE 20 -- REGULATORY RESTRICTIONS

     PBI and Premier Bank are subject to various regulatory capital requirements of federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on PBI's and Premier Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under accounting practices, must be met. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     PBI and Premier Bank must maintain certain minimum capital amounts and ratios to be considered adequately capitalized as set forth in the table below. Management believes that PBI and Premier Bank

                             PREMIER BANCORP, INC.

met all relevant capital adequacy requirements at December 31, 2002 and 2001. Management also believes that PBI and Premier Bank were "well capitalized" at December 31, 2002 and 2001 under the regulatory framework for prompt corrective action provisions of Section 38 of the Federal Deposit Insurance Act.

     To be categorized as "well capitalized", PBI and Premier Bank must maintain the minimum ratios listed in the table below. Capital amounts and ratios are presented in the following table.

                                                              REQUIRED TO BE
                                                                "ADEQUATELY        REQUIRED TO BE
                                                ACTUAL         CAPITALIZED"      "WELL CAPITALIZED"
                                            ---------------   ---------------   ---------------------
                                            AMOUNT    RATIO   AMOUNT    RATIO     AMOUNT      RATIO
                                            -------   -----   -------   -----   ----------   --------
                                                             (DOLLARS IN THOUSANDS)
DECEMBER 31, 2002
------------------------------------------
Total capital to risk-weighted assets
  Premier Bancorp, Inc. ..................  $69,141   14.99%  $36,910   8.00%    $46,138      10.00%
  Premier Bank............................   48,819   10.65%   36,681   8.00%     45,851      10.00%
Tier 1 capital to risk-weighted assets
  Premier Bancorp, Inc. ..................   48,412   10.49%   18,455   4.00%     27,683       6.00%
  Premier Bank............................   43,090    9.40%   18,341   4.00%     27,511       6.00%
Tier 1 capital to average assets
  Premier Bancorp, Inc. ..................   48,412    8.05%   24,071   4.00%     30,089       5.00%
  Premier Bank............................   43,090    7.19%   23,970   4.00%     29,962       5.00%

DECEMBER 31, 2001
------------------------------------------
Total capital to risk-weighted assets
  Premier Bancorp, Inc. ..................  $39,927   10.62%  $30,078   8.00%    $37,598      10.00%
  Premier Bank............................   39,569   10.54%   30,044   8.00%     37,555      10.00%
Tier 1 capital to risk-weighted assets
  Premier Bancorp, Inc. ..................   30,147    8.02%   15,039   4.00%     22,559       6.00%
  Premier Bank............................   32,252    8.59%   15,022   4.00%     22,533       6.00%
Tier 1 capital to average assets
  Premier Bancorp, Inc. ..................   30,147    6.83%   17,668   4.00%     22,085       5.00%
  Premier Bank............................   32,252    7.32%   17,630   4.00%     22,038       5.00%

NOTE 21 -- CAPITAL SECURITIES

     PBI's capital securities totaled $25,000,000 and $10,000,000 at December 31, 2002 and 2001, respectively.

     On September 26, 2002, PBI's subsidiary, Premier Capital Trust II, issued $15,000,000 of variable rate corporate securities due November 7, 2032. The trust is a Delaware statutory business trust. PBI is the sole owner of the trust. The trust used the proceeds from the capital securities to acquire $15,000,000 in variable rate junior subordinated deferrable interest debentures issued by PBI. The interest rate on both the capital securities and junior subordinated debentures is based on the 90-day LIBOR index plus 345 basis points. At December 31, 2002 the interest rate was 5.27%. The junior subordinated debentures are the sole assets of the trust and payments under the junior subordinated debentures are the sole revenue of the trust.

     On August 11, 1998, PBI's subsidiary, PBI Capital Trust, issued $10,000,000 of 8.57% capital securities due August 15, 2028.

                             PREMIER BANCORP, INC.

     Capital securities are reported in the Consolidated Balance Sheets under the caption "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the corporation." Interest payments on these securities are reported in the Consolidated Statements of Operations under the caption "Minority interest in expense of subsidiary." Proceeds from the capital securities provide PBI with additional Tier 1 and Tier 2 capital as determined by regulatory guidelines.

NOTE 22 -- COMMON STOCK DIVIDEND

     On February 17, 2000, PBI declared a 5% common stock dividend to shareholders of record as of February 29, 2000 and paid on March 10, 2000. The number of common shares and earnings per common share amounts were restated to reflect this event as of the earliest date presented herein.

     On February 13, 2003, PBI's board of directors approved a cash dividend of $0.05 per share to common shareholders of record on March 21, 2003 and payable on April 15, 2003.

NOTE 23 -- COMMON STOCK BUY-BACK PROGRAM

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

NOTE 24 -- PREFERRED STOCK

     On June 19, 2002, PBI completed its public offering of 552,000 shares of Series A 9.25% Non-Cumulative Perpetual Preferred Stock at $25.00 per share. PBI's Series A Preferred Stock trades on the AMEX under the symbol PPA.Pr.A. Dividends on the Series A Preferred Stock, if declared by the board of directors, are payable quarterly. Preferred stock dividends were paid on July 31, 2002 and October 31, 2002.

NOTE 25 -- DIVIDEND POLICY

     PBI's ability to pay dividends is dependent upon its ability to obtain dividends from its subsidiaries, principally Premier Bank. PBI's future dividend policy is subject to the discretion of its Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by PBI's Board of Directors out of funds legally available for that purpose.

     The bank's ability to pay dividends is subject to the regulatory restrictions set forth in the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the Federal Deposit Insurance Act. Under the Pennsylvania Banking Code, the bank can declare and pay cash dividends only out of accumulated undivided profits, which were $19,972,000 at December 31, 2002. Cash dividends require Federal Reserve Board approval if the total of all cash dividends declared by the bank in any calendar year, including the proposed cash dividend, exceeds the total of the bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. At December 31, 2002, Premier Bank had retained net profits available for distribution without Federal Reserve Board approval of $12,730,000. The Federal Deposit Insurance Act generally prohibits all payments of dividends by any bank that is in default of any FDIC assessment. At December 31, 2002, Premier Bank was not in default of any FDIC assessments.

                             PREMIER BANCORP, INC.

     PBI paid cash dividends on its preferred stock twice in 2002. On July 31, 2002, a cash dividend of $0.2698 per share or $149,000 was paid to preferred shareholders of record on July 16, 2002. This dividend represented payment for the period from June 19, 2002 to July 31, 2002. On October 31, 2002, a cash dividend of $0.578125 per share or $319,000 was paid to preferred shareholders of record on October 16, 2002. This dividend represented payment for the quarter August 1, 2002 through October 31, 2002.

     On January 6, 2003, PBI's board of directors approved a cash dividend of $0.578125 per share or $319,000 to preferred shareholders of record on January 16, 2003. This dividend was paid on January 31, 2003 and represented payment for the quarter November 1, 2002 through January 31, 2003.

     On February 13, 2003, PBI's board of directors approved a cash dividend of $0.05 per share to common shareholders of record on March 21, 2003 and payable on April 15, 2003.

NOTE 26 -- OTHER COMPREHENSIVE INCOME

     Other comprehensive income components and their related tax benefit/expense are as follows.

                                                      BEFORE-TAX   TAX BENEFIT   NET-OF-TAX
FOR THE YEAR ENDED DECEMBER 31, 2002                    AMOUNT      (EXPENSE)      AMOUNT
------------------------------------                  ----------   -----------   ----------
                                                                 (IN THOUSANDS)
Unrealized gains on investment securities available
  for sale Unrealized holding gains arising during
  the year..........................................    $4,687       $(1,594)      $3,093
  Reclassification adjustment for gains included in
     net income.....................................      (103)           35          (68)
                                                        ------       -------       ------
Other comprehensive income..........................    $4,584       $(1,559)      $3,025
                                                        ======       =======       ======

                                                      BEFORE-TAX   TAX BENEFIT   NET-OF-TAX
FOR THE YEAR ENDED DECEMBER 31, 2001                    AMOUNT      (EXPENSE)      AMOUNT
------------------------------------                  ----------   -----------   ----------
                                                                 (IN THOUSANDS)
Unrealized gains on investment securities available
  for sale Unrealized holding gains arising during
  the year..........................................    $  440       $  (149)      $  291
  Reclassification adjustment for gains included in
     net income.....................................       (13)            4           (9)
                                                        ------       -------       ------
Other comprehensive income..........................    $  427       $  (145)      $  282
                                                        ======       =======       ======

                                                      BEFORE-TAX   TAX BENEFIT   NET-OF-TAX
FOR THE YEAR ENDED DECEMBER 31, 2000                    AMOUNT      (EXPENSE)      AMOUNT
------------------------------------                  ----------   -----------   ----------
                                                                 (IN THOUSANDS)
Unrealized gains on investment securities available
  for sale Unrealized holding gains arising during
  the year..........................................    $2,438       $  (828)      $1,610
  Reclassification adjustment for gains included in
     net income.....................................        (3)            1           (2)
                                                        ------       -------       ------
Other comprehensive income..........................    $2,435       $  (827)      $1,608
                                                        ======       =======       ======

ITEM 9 -- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item, relating to directors, executive officers and control persons is set forth under the sections captioned "Directors and Executive Officers," "Information as to Nominees and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Registrant's proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders which is part of the proxy statement/prospectus on Form S-4 filed by Fulton Financial Corporation, which sections are incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Registrant's proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders which is part of the proxy statement/prospectus on Form S-4 filed by Fulton Financial Corporation, which sections are incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this item is incorporated by reference to the information appearing under the caption "Beneficial Ownership by Directors, Nominees and Officers" in the Registrant's proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders which is part of the proxy statement/prospectus on Form S-4 filed by Fulton Financial Corporation, which sections are incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Registrant's proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders which is part of the proxy statement/ prospectus on Form S-4 filed by Fulton Financial Corporation, which sections are incorporated herein by reference.

ITEM 14 -- CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this Form 10-K, PBI carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, PBI's disclosure controls and procedures are effective in timely alerting them to material information relating to PBI's (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in PBI's internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date PBI carried out its evaluation.

                                    PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  The consolidated financial statements listed on the index set forth in
Item 8 of this Annual Report on Form 10-K are filed as part of this Annual
Report.

     2.  Financial Statement Schedules

          All schedules are omitted because they are either not applicable, the data are not significant or the required information is shown in the financial statements or the notes thereto or elsewhere herein.

     3.  Exhibits

          The following exhibits are incorporated by reference herein or attached to this Form 10-K:

         EXHIBIT
           NO.                                     DESCRIPTION
         -------                                   -----------
            2.1            Agreement and Plan of Merger. (Incorporated by reference to
                           PBI's Form 8-K filed with the SEC on January 21, 2003.)
            3(i)           Amended and Restated Articles of Incorporation.
                           (Incorporated by reference to Exhibit 4.1 to PBI's
                           Registration Statement No. 333-87420 on Form S-2 filed with the SEC on May 2, 2002.)
            3(ii)          By-Laws. (Incorporated by reference to Exhibit 3(ii) to
                           PBI's Quarterly Report on Form 10-QSB filed with the SEC on
                           November 14, 2000 and amended on December 19, 2000.)
           10.1            Premier Bank's 1995 Incentive Stock Option Plan.
                           (Incorporated by reference to Exhibit 99.6 to PBI's
                           Registration Statement No. 333-34243 on Form S-4 filed with the SEC on August 22,1997 and amended on September 9, 1997.)
           10.2            Change of Control Agreement between Premier Bancorp, Inc.,
                           Premier Bank and John C. Soffronoff. (Incorporated by
                           reference to Exhibit 10.2 to PBI's Quarterly Report on Form
                           10-QSB filed with the SEC on November 13, 1998.)
           10.3            Change of Control Agreement between Premier Bancorp, Inc.,
                           Premier Bank and John J. Ginley. (Incorporated by reference to Exhibit 10.3 to PBI's Quarterly Report on Form 10-QSB
                           filed with the SEC on November 13, 1998.)
           10.4            Change of Control Agreement between Premier Bancorp, Inc.,
                           Premier Bank and Bruce E. Sickel. (Incorporated by reference to Exhibit 10.4 to PBI's Quarterly Report on Form 10-QSB
                           filed with the SEC on November 13, 1998.)
           11              Statement re: Computation of Earnings per share. (Included at Note 12 to the 2002 Consolidated Financial Statements.)
           12              Statement re: Computation of Ratios (Included at Item
                           6 -- Selected Financial Data, filed herewith).
           21              Subsidiaries of the Registrant.
           23              Consent of Independent Auditors.
           99.1            Certification of Principal Executive Officer pursuant to 18
                           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
           99.2            Certification of Principal Financial Officer pursuant to 18
                           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

    None.

(c) See Item 15(a)3 above.

(d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PREMIER BANCORP, INC.

              SIGNATURE                               TITLE                     DATE
              ---------                               -----                     ----

 By:        /s/ JOHN C. SOFFRONOFF         President, Chief Executive      March 13, 2003
        -----------------------------        Officer, (Principal Executive
              John C. Soffronoff             Officer), Director


 By:         /s/ BRUCE E. SICKEL            Chief Financial Officer,       March 13, 2003
        -----------------------------         (Principal Financial Officer),
               Bruce E. Sickel                 Director


 By:        /s/ JOANNE M. CALIBEO             Controller (Principal        March 13, 2003
        -----------------------------           Accounting Officer)
              Joanne M. Calibeo

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                               TITLE                     DATE
              ---------                               -----                     ----

 By:        /s/ JOHN C. SOFFRONOFF         President, Chief Executive      March 13, 2003
        -----------------------------      Officer, (Principal Executive
              John C. Soffronoff           Officer), Director


 By:          /s/ CLARK S. FRAME         Chairman of the Board, Director   March 13, 2003
        -----------------------------
                Clark S. Frame


 By:         /s/ BRUCE E. SICKEL            Chief Financial Officer,       March 13, 2003
        -----------------------------       (Principal Financial Officer),
               Bruce E. Sickel              Director


 By:          /s/ BARRY J. MILES                    Director               March 13, 2003
        -----------------------------
                Barry J. Miles


 By:         /s/ DANIEL E. COHEN                    Director               March 13, 2003
        -----------------------------
               Daniel E. Cohen


 By:          /s/ JOHN J. GINLEY                    Director               March 13, 2003
        -----------------------------
                John J. Ginley


 By:      /s/ DR. THOMAS E. MACKELL                 Director               March 13, 2003
        -----------------------------
            Dr. Thomas E. Mackell


 By:        /s/ DR. DANIEL A. NESI                  Director               March 13, 2003
        -----------------------------
              Dr. Daniel A. Nesi


 By:          /s/ NEIL W. NORTON                    Director               March 13, 2003
        -----------------------------
                Neil W. Norton

              SIGNATURE                               TITLE                     DATE
              ---------                               -----                     ----



 By:         /s/ THOMAS M. O'MARA                   Director               March 13, 2003
        -----------------------------
               Thomas M. O'Mara


 By:                                                Director               March   , 2003
        -----------------------------
             Michael J. Perrucci


 By:          /s/ BRIAN R. RICH                     Director               March 13, 2003
        -----------------------------
                Brian R. Rich


 By:          /s/ EZIO U. ROSSI                     Director               March 13, 2003
        -----------------------------
                Ezio U. Rossi


 By:         /s/ RICHARD F. RYON                    Director               March 13, 2003
        -----------------------------
               Richard F. Ryon


 By:          /s/ GERALD SCHATZ                     Director               March 13, 2003
        -----------------------------
                Gerald Schatz


 By:         /s/ IRVING N. STEIN                    Director               March 13, 2003
        -----------------------------
               Irving N. Stein


 By:    /s/ HELENBETH GAROFALO VILCEK               Director               March 13, 2003
        -----------------------------
          HelenBeth Garofalo Vilcek


 By:        /s/ JOHN A. ZEBROWSKI                   Director               March 13, 2003
        -----------------------------
              John A. Zebrowski

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                                  AS ADDED BY
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John C. Soffronoff, President and Chief Executive Officer, certify, that:

     1. I have reviewed this annual report on Form 10-K of Premier Bancorp, Inc.;

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:    /s/ JOHN C. SOFFRONOFF
                                            ------------------------------------
                                                     John C. Soffronoff
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Date: March 13, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                                  AS ADDED BY
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce E. Sickel, Chief Financial Officer, certify, that:

     1. I have reviewed this annual report on Form 10-K of Premier Bancorp, Inc.;

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /s/ BRUCE E. SICKEL
                                            ------------------------------------
                                                      Bruce E. Sickel
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: March 13, 2003

                               INDEX TO EXHIBITS

         EXHIBIT
           NO.                                     DESCRIPTION                            PAGE
         -------                                   -----------                            ----
            2.1            Agreement and Plan of Merger. (Incorporated by reference to
                           PBI's Form 8-K filed with the SEC on January 21, 2003.)         *
            3(i)           Amended and Restated Articles of Incorporation.
                           (Incorporated by reference to Exhibit 4.1 to PBI's
                           Registration Statement No. 333-87420 on Form S-2 filed with
                           the SEC on May 2, 2002.)                                        *
            3(ii)          By-Laws. (Incorporated by reference to Exhibit 3(ii) to
                           PBI's Quarterly Report on Form 10-QSB filed with the SEC on
                           November 14, 2000 and amended on December 19, 2000.)            *
           10.1            Premier Bank's 1995 Incentive Stock Option Plan.
                           (Incorporated by reference to Exhibit 99.6 to PBI's
                           Registration Statement No. 333-34243 on Form S-4 filed with
                           the SEC on August 22,1997 and amended on September 9, 1997.)    *
           10.2            Change of Control Agreement between Premier Bancorp, Inc.,
                           Premier Bank and John C. Soffronoff. (Incorporated by
                           reference to Exhibit 10.2 to PBI's Quarterly Report on Form
                           10-QSB filed with the SEC on November 13, 1998.)                *
           10.3            Change of Control Agreement between Premier Bancorp, Inc.,
                           Premier Bank and John J. Ginley. (Incorporated by reference to Exhibit 10.3 to PBI's Quarterly Report on Form 10-QSB
                           filed with the SEC on November 13, 1998.)                       *
           10.4            Change of Control Agreement between Premier Bancorp, Inc.,
                           Premier Bank and Bruce E. Sickel. (Incorporated by reference to Exhibit 10.4 to PBI's Quarterly Report on Form 10-QSB
                           filed with the SEC on November 13, 1998.)                       *
           11              Statement re: Computation of Earnings per share. (Included
                           at Note 12 to the 2002 Consolidated Financial Statements.)      61
           12              Statement re: Computation of Ratios (Included at Item
                           6 -- Selected Financial Data, filed herewith).                  13
           21              Subsidiaries of the Registrant.
           23              Consent of Independent Auditors.
           99.1            Certification of Principal Executive Officer pursuant to 18
                           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
           99.2            Certification of Principal Financial Officer pursuant to 18
                           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

---------------

* Incorporated by reference.