Form 10-Q
period 2003-03-31
PREMIER BANCORP INC /PA/
filed 2003-05-15
CIK 1044651

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


                  379 NORTH MAIN STREET, DOYLESTOWN, PA 18901
                    (Address of principal executive offices)

                                 (215) 345-5100
                         (Registrant's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Common stock: $0.33 par value; 3,527,578 shares issued and 3,417,720 shares outstanding as of May 9, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                              PREMIER BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 31,     DECEMBER 31,
                                                                                            2003          2002
                                                                                         ---------      ---------
                                                                                        (UNAUDITED)

                                                                                               (IN THOUSANDS)
ASSETS:
Cash and due from banks                                                                  $  22,030      $  23,027
Short-term investments                                                                       9,544         10,530
Interest-bearing deposits                                                                    6,017          4,486
                                                                                         ---------      ---------
Cash and cash equivalents                                                                   37,591         38,043
Investment securities:
    Held to maturity (fair value $500 in 2003 and 2002)                                        500            500
    Available for sale (amortized cost $183,819 in 2003 and $202,605 in 2002)              184,456        202,641
Loans held for sale                                                                          1,910          1,928
Loans receivable (net of allowance for loan losses of $4,284 in 2003
    and $4,229 in 2002)                                                                    360,514        355,598
Premises and equipment                                                                       4,601          4,432
Accrued interest receivable                                                                  3,070          3,528
Deferred income taxes                                                                        1,317          1,522
Other assets                                                                                 3,086          1,780
                                                                                         ---------      ---------

Total assets                                                                             $ 597,045      $ 609,972
                                                                                         =========      =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES
  AND SHAREHOLDERS' EQUITY:

Deposits                                                                                 $ 442,245      $ 456,486
Borrowings                                                                                  79,997         80,067
Accrued interest payable                                                                     2,661          2,709
Other liabilities                                                                            5,407          5,774
Subordinated debt                                                                            1,500          1,500
                                                                                         ---------      ---------

Total liabilities                                                                          531,810        546,536

Corporation-obligated mandatorily redeemable capital securities of subsidiary
    trusts holding solely junior subordinated debentures of the corporation                 25,000         25,000

SHAREHOLDERS' EQUITY:

Preferred stock- no par value; 20,000,000 shares authorized;  Series A Preferred
    issued and outstanding 552,000 at March 31, 2003 and December 31, 2002                  12,345         12,345
Common stock- $0.33 par value; 30,000,000 shares authorized; 3,527,373 shares issued and 3,417,515 shares outstanding at March 31, 2003; 3,452,273 shares issued and
    3,342,415 shares outstanding at December 31, 2002                                        1,164          1,139
Additional paid-in capital                                                                  12,906         12,545
Retained earnings                                                                           14,718         13,701
Treasury stock at cost; 109,858 shares at March 31, 2003 and December 31, 2002              (1,318)        (1,318)
Accumulated other comprehensive income                                                         420             24
                                                                                         ---------      ---------

Total shareholders' equity                                                                  40,235         38,436
                                                                                         ---------      ---------

Total liabilities, minority interest in subsidiaries and shareholders' equity            $ 597,045      $ 609,972
                                                                                         =========      =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                              ------------------------------
                                                                 2003                2002
                                                              -----------        -----------
                                                                        (UNAUDITED)

                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME:
   Loans                                                      $     6,271        $     5,992
   Short-term investments and interest-bearing deposits                50                103
   Investments:
      Taxable                                                       1,898              1,222
      Tax-exempt                                                      139                247
                                                              -----------        -----------
Total interest income                                               8,358              7,564

INTEREST EXPENSE:
   Deposits                                                         2,603              3,327
   Borrowings                                                         745                519
                                                              -----------        -----------
Total interest expense                                              3,348              3,846
                                                              -----------        -----------

Net interest income                                                 5,010              3,718
Provision for loan losses                                              70                285
                                                              -----------        -----------
Net interest income after loan loss provision                       4,940              3,433

NON-INTEREST INCOME:
   Service charges and other deposit-related fees                      93                 94
   Gain (loss), net, on sale of investment securities
     available for sale                                                15                (38)
   Gain on sale of loans held for sale                                129                 13
   Fees from sales of title insurance policies                         24                 40
   Other fees                                                          20                 27
                                                              -----------        -----------
Total non-interest income                                             281                136

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                   1,452              1,257
   Occupancy                                                          240                200
   Data processing                                                    315                255
   Professional services                                               69                 64
   Marketing                                                           47                 66
   Minority interest in expense of subsidiaries                       412                218
   Other                                                              495                424
                                                              -----------        -----------
Total non-interest expense                                          3,030              2,484
                                                              -----------        -----------

Income before income tax                                            2,191              1,085
Income tax expense                                                    685                283
                                                              -----------        -----------
Net income                                                    $     1,506        $       802
                                                              ===========        ===========
Less:  Preferred stock dividends                              $      (319)       $        --
                                                              -----------        -----------
Net income applicable to common shareholders                  $     1,187        $       802
                                                              ===========        ===========

EARNINGS PER COMMON SHARE:
   Basic                                                      $      0.35        $      0.24
   Diluted                                                    $      0.34        $      0.23

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic                                                        3,366,983          3,277,115
   Diluted                                                      3,483,467          3,429,582

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              PREMIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                           ------------------------
                                                                                             2003            2002
                                                                                           --------        --------
                                                                                                  (UNAUDITED)

                                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
    Net income                                                                             $  1,506        $    802
    Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation expense                                                                      120             120
      Provision for loan losses                                                                  70             285
      Fair market value adjustments on IPCD derivatives                                          28             (19)
      Amortization of premiums/discounts on investment securities available for sale            278              36
      Gain (loss) on sales of investment securities available for sale                          (15)             38
      Gain on sales of loans held for sale                                                     (129)            (13)
      Originations of loans held for sale                                                    (5,770)         (2,390)
      Proceeds from sales of loans held for sale                                              5,917           2,051
      Decrease in accrued interest receivable                                                   458             126
      Increase in other assets                                                               (1,306)           (321)
      Increase in deferred loan fees                                                             28             227
      Decrease in accrued interest payable                                                      (48)           (797)
      Decrease (increase) in other liabilities                                                 (438)          1,109
                                                                                           --------        --------
Net cash provided by operating activities                                                       699           1,254
                                                                                           --------        --------

INVESTING ACTIVITIES:
    Proceeds from sales of investment securities available for sale                          40,589          16,230
    Repayment of investment securities available for sale                                     9,691           3,488
    Purchases of investment securities available for sale                                   (31,757)        (19,355)
    Net increase in loans receivable                                                         (5,014)        (23,790)
    Purchases of premises and equipment                                                        (289)            (33)
                                                                                           --------        --------
Net cash provided by (used in) investing activities                                          13,220         (23,460)
                                                                                           --------        --------

FINANCING ACTIVITIES:
    Net (decrease) increase in deposits                                                     (14,241)         32,962
    Net (decrease) increase in borrowings less than 90 days                                     (70)          2,628
    Payment of preferred stock dividends                                                       (319)             --
    Proceeds from exercised common stock options                                                259             250
                                                                                           --------        --------
Net cash (used in) provided by financing activities                                         (14,371)         35,840
                                                                                           --------        --------

(Decrease) increase in cash and cash equivalents                                               (452)         13,634

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                      38,043          29,604
                                                                                           --------        --------
    End of period                                                                          $ 37,591        $ 43,238
                                                                                           ========        ========

SUPPLEMENTAL DISCLOSURES:
    Cash payments for:
      Interest expense                                                                     $  3,396        $  4,643
      Taxes                                                                                      --             650

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Change in the estimated fair value of investment securities available for sale         $    601        $    232
    Change in the deferred tax asset related to investment securities
    available for sale                                                                         (205)            (79)
    Tax effect of exercised common stock options                                                127              14

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

2. PENDING ACQUISITION

      On January 16, 2003, PBI announced that it had entered into a definitive agreement to be acquired by Fulton Financial Corporation based in Lancaster, Pennsylvania. Under the terms of the agreement, Fulton Financial will acquire all of PBI's issued and outstanding shares of common stock. As of January 16, 2003, each share of PBI common stock outstanding was entitled to an exchange for
1.34 shares of Fulton common stock. This exchange ratio was adjusted to 1.407 pursuant to Fulton Financial's declaration of a 5% common stock dividend on April 15, 2003 to shareholders of record on April 30, 2003. All outstanding shares of PBI preferred stock are expected to be redeemed as of or before the closing date of the transaction. This acquisition, which is subject to the approval of bank regulators and PBI shareholders, is expected to close by the third quarter of 2003.

3. BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited consolidated financial statements of PBI have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Premier Bancorp, Inc. and its wholly-owned subsidiaries: Premier Bank, PBI Capital Trust, Premier Capital Trust II, Lenders Abstract, LLC and Premier Bank Insurance Services, LLC. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, including elimination of all significant intercompany accounts and transactions, necessary to present fairly PBI's financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of December 31, 2002. These results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2002 included in PBI's annual report on Form 10-K filed with the Securities and Exchange Commission.

4. USE OF ESTIMATES

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

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. DERIVATIVE FINANCIAL INSTRUMENTS

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

      The notional amount of derivative contracts was $16,601,000 and $16,575,000 at March 31, 2003 and December 31, 2002, respectively. The fair value of derivatives is included in "Other liabilities" and approximated $2,448,000 and $2,608,000 at March 31, 2003 and December 31, 2002, respectively.
During the three months ended March 31, 2003 approximately $28,000 was recorded in other expense for net changes in the fair value of derivatives compared to $19,000 in other income for the three ended March 31, 2002. The fair value adjustments are due to changes in prevailing interest rates and the resulting valuations of future payments due to the FHLB.

6. EARNINGS PER COMMON SHARE

      Basic earnings per common share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per common share includes dilutive common stock equivalents as computed under the treasury stock method using average common stock prices for the respective period. Options to purchase 221,760 and 395,463 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, and to the extent dilutive, were included in the computation of earnings per diluted common share. There were no anti-dilutive options excluded from the calculation of earnings per diluted common share for the first quarter ended March 31, 2003 compared to 51,998 of such options for the first quarter ended March 31, 2002.

      Earnings are reduced as applicable to common shareholders by the amount of preferred stock dividends paid, if any. PBI paid $319,000 in preferred stock dividends during the three months ended March 31, 2003.

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. EARNINGS PER COMMON SHARE (CONTINUED)

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations.

                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                        ------------------------------------------------------------------
                                              NET INOME              WEIGHTED AVERAGE
                                            APPLICABLE TO                NUMBER OF            PER COMMON
                                          COMMON SHAREHOLDERS         COMMON SHARES          SHARE AMOUNT
                                        -----------------------    --------------------    ----------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per common share                $        1,187                3,366,983         $     0.35
Effect of dilutive common stock options                     -                  116,484              (0.01)
                                               ---------------          ---------------        -----------
Earnings per diluted common share              $        1,187                3,483,467         $     0.34
                                               ===============          ===============        ===========

                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                        ------------------------------------------------------------------
                                              NET INOME              WEIGHTED AVERAGE
                                            APPLICABLE TO                NUMBER OF            PER COMMON
                                          COMMON SHAREHOLDERS         COMMON SHARES          SHARE AMOUNT
                                        -----------------------    --------------------    ----------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per common share                $          802                3,277,115         $     0.24
Effect of dilutive common stock options                     -                  152,467              (0.01)
                                               ---------------          ---------------        -----------
Earnings per diluted common share              $          802                3,429,582         $     0.23
                                               ===============          ===============        ===========


7. COMPREHENSIVE INCOME

      The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. The only component of other comprehensive income is the change in the estimated fair value of investment securities available for sale.

                                                             FOR THE THREE MONTHS ENDED
                                                        MARCH 31, 2003         MARCH 31, 2002
                                                        --------------         --------------
                                                             (DOLLARS IN THOUSANDS)
Net income                                               $      1,506          $        802
Other comprehensive income, net of tax:
  Unrealized gains on investment securities
    available for sale:
    Unrealized holding gains during the period                    406                   128
    Reclassification adjustment for (gains) losses
      included in net income                                      (10)                   25
                                                        -------------          ------------
Other comprehensive income, net of tax                            396                   153
                                                        -------------          ------------
Comprehensive income                                    $       1,902          $      $ 955
                                                        =============          ============

                              PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8. STOCK DIVIDENDS

      Common Stock Dividends

      On February 13, 2003, PBI's board of directors approved a cash dividend of $0.05 per share or $170,000 to common shareholders of record on March 21, 2003. This dividend was paid on April 15, 2003.

      On May 8, 2003, PBI's board of directors approved a cash dividend of $0.05 per share to common shareholders of record on June 23, 2003 and payable on July 15, 2003.

      Preferred Stock Dividends

      On January 6, 2003, PBI's board of directors approved a cash dividend of $0.578125 per share or $319,000 to preferred shareholders of record on January 16, 2003. This dividend was paid on January 31, 2003 and represented payment for the quarter November 1, 2002 through January 31, 2003.

      On April 7, 2003, PBI's board of directors approved a cash dividend of $0.578125 per share or $319,000 to preferred shareholders of record on April 16, 2003. This dividend was paid on April 30, 2003 and represented payment for the quarter February 1, 2003 through April 30, 2003.

9. STOCK-BASED COMPENSATION

      PBI maintains two stock option plans. In connection with the bank's initial stock offering in 1992, 486,497 options were issued to certain incorporators, directors, officers and institutional investors. In addition, PBI adopted a stock option plan in 1995 whereby up to 315,000 options may be granted to employees or directors based on a discretionary incentive basis.

      In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      PBI accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock based employee compensation is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. PBI continues to apply the provisions of APB Opinion No. 30, as permitted by Statement No. 123, and provides pro-forma net income and pro-forma earnings per share disclosures for stock option grants made in 1995 and subsequent years as if the fair value method had been applied. During the three months ended March 31, 2003 and 2002, no options were granted.

                             PREMIER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

9. STOCK-BASED COMPENSATION (CONTINUED)

                                                FOR THE THREE MONTHS ENDED MARCH,

                                                    2003                2002
                                                    ----                ----
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income per common share:
              As reported                         $ 1,187               $ 802
              Pro forma                             1,187                 802

Basic earnings per common share:
              As reported                          $ 0.35              $ 0.24
              Pro forma                              0.35                0.24

Diluted earnings per common share:
              As reported                          $ 0.34              $ 0.23
              Pro forma                              0.34                0.23

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of the significant changes in the results of operations for the three months ended March 31, 2003 as compared to the same period in 2002 and changes in the balance sheet from December 31, 2002 to March 31, 2003. Current performance may not be indicative of future performance. This discussion should be read in conjunction with PBI's 2002 Annual Report on Form 10-K.

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

      Shareholders should note that many factors, some of which are discussed elsewhere in this Form 10-Q, could affect the future financial results of PBI and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this Form 10-Q. These factors include, but are not limited to, the following:

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

      Our consolidated financial condition and results of operations consist almost entirely of those of Premier Bank. At March 31, 2003, we had total consolidated assets of $597,045,000, total deposits of $442,245,000 and total shareholders' equity of $40,235,000.

      Our other wholly-owned subsidiaries include PBI Capital Trust, Premier Capital Trust II, Lenders Abstract, LLC and Premier Bank Insurance Services, LLC. PBI Capital Trust and Premier Capital Trust II are Delaware statutory business trusts established for the sole purpose of issuing $10,000,000 and $15,000,000, respectively, in trust preferred securities. PBI Capital Trust and Premier Capital Trust II were established in 1998 and 2002, respectively. Lenders Abstract, LLC is a Pennsylvania limited liability company organized in December 2000 to sell title insurance policies. Premier Bank Insurance Services, LLC is a Pennsylvania limited liability company organized in March 2002 principally to sell long-term health care insurance policies.

      On January 16, 2003, PBI announced that it had entered into a definitive agreement to be acquired by Fulton Financial Corporation based in Lancaster, Pennsylvania. Under the terms of the agreement, Fulton Financial will acquire all of PBI's issued and outstanding shares of common stock. As of January 16, 2003, each share of PBI common stock outstanding was entitled to an exchange for
1.34 shares of Fulton common stock. This exchange ratio was adjusted to 1.407 pursuant to Fulton Financial's declaration of a 5% common stock dividend on April 15, 2003 to shareholders of record on April 30, 2003. The exchange ratio is subject to further adjustment in the event of additional stock splits, stock dividends and similar matters of Fulton common stock through the effective date of the acquisition. All outstanding shares of PBI preferred stock are expected to be redeemed as of or before the closing date of the transaction. This acquisition, which is subject to the approval of bank regulators and PBI shareholders, is expected to close by the third quarter of 2003.

Premier Bank

      Premier Bank is a Pennsylvania chartered financial services provider whose business primarily consists of originating loans to small to mid-sized businesses and attracting retail deposits from the general public. The bank also invests in securities such as mortgage-backed securities, obligations of U.S. government agencies and government sponsored entities, collateralized mortgage obligations, corporate bonds and municipal bonds. The bank's revenues are primarily derived from net interest income. Over our eleven-year history, we have grown significantly through internal growth.

      Our deposit products include checking, savings, and money market accounts, as well as certificates of deposit. We offer numerous credit products, but specialize in lending to small to mid-sized businesses and professionals. We offer a full array of lending products including loans secured by real estate and other assets, working capital lines and other commercial loans. We make a wide range of consumer loan products available such as residential mortgage loans, home equity loans and lines of credit, personal lines of credit and other consumer loans. We sell our retail -based residential mortgage loans in the secondary market. We also offer other services such as internet banking, telephone banking, cash management services, automated teller services and safe deposit boxes. Further, through our subsidiary, Lenders Abstract, LLC, we sell title insurance. We also offer long-term health care insurance products through our subsidiary, Premier Bank Insurance Services, LLC.

      Premier Bank conducts business from seven full-service Pennsylvania banking offices in Doylestown, Easton, Southampton, Floral Vale, Bethlehem, Montgomeryville, and Bensalem. In addition, the bank operates a limited service branch in the Heritage Towers Retirement Community in Doylestown. We opened our eighth full-service Pennsylvania banking office in Abington, Montgomery County on May 12, 2003.

      Our consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowed money. We also generate non-interest income such as service charges on deposit products, gains from sales of residential mortgages, fees from sales of title insurance and other fees. Our non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing, data processing costs and other operating expenses. The bank is subject to losses from its loan and investment portfolios if borrowers/issuers fail to meet their obligations or if the market value of its investment securities declines. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

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

      In management's opinion, the most critical accounting policies impacting PBI's consolidated financial statements are:

      Evaluation of the allowance for loan losses

      The loan loss allowance policy involves significant judgments and assumptions by management that may have a material impact on the carrying value of net loans and, potentially, on the net income recognized from period to period. For a description of our accounting policies and estimation methodology related to the allowance for loan losses, see "Allowance for loan losses".

      Realization of deferred income tax items

      Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled, "Deferred income taxes." These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of deferred tax assets for financial reporting purposes. For a more detailed description of these items and estimates, see Note 13 (Income Taxes) to the Annual Financial Statements included in Form 10-K for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

      We reported net income applicable to common shareholders of $1,187,000 or $.34 earnings per common share on a diluted basis for the three months ended March 31, 2003. This represents an increase of $385,000 or 48% from the net income applicable to common shareholders of $802,000 or $.23 earnings per common share on a diluted basis reported for the same period in 2002. Net interest income was $1,292,000 higher for the three months ended March 31, 2003 compared to the same period in 2002 due to a $124,314,000 or 28% increase in average interest-earning assets, a 125 basis point decrease in the rate on average interest-bearing liabilities and a higher ratio of average interest-earning assets to average interest-bearing liabilities. Average investment and average loan balances were $88,707,000 and $39,636,000 higher, respectively, than the comparable average balances for the three months ended March 31, 2002. This growth was funded by proceeds from the issuance of preferred stock and capital securities, deposit growth and an increase in long-term FHLB advances. The rate on average interest-bearing deposits decreased 142 basis points from 3.95% for the three months ended March 31, 2002 to 2.53% for the three months ended March 31, 2003 primarily due to the repricing of certificates of deposit in the lower rate environment and the shift in deposit mix toward interest-bearing checking accounts. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 113.69% for the three months ended March 31, 2002 to 114.34% for the three months ended March 31, 2003. Non-interest income was $281,000 for the three months ended March 31, 2003 compared to $136,000 for the same period in 2002. The $145,000 or 107% increase in non-interest income for the three months ended March 31, 2003 was primarily due to higher gains on the sales of residential mortgages held for sale. Non-interest expenses were $3,030,000 for the three months ended March 31, 2003 compared to $2,484,000 for the same period in 2002. Non-interest expenses were $546,000 or 22% higher during the three months ended March 31, 2003 due in part to the overall growth of the company and the additional cost related to the $15,000,000 in capital securities issued in September 2002.

     Return on average assets and return on average equity on an annualized basis are presented in the following table for the three months ended March 31, 2003 and 2002.

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,

                                                     2003                2002
                                                     ----                ----
Return on Average Assets (1)                         0.80%               0.71%
Return of Average Common Equity (2)                 17.72%              15.85%

-------------------------------
(1) Calculated as net income applicable to common shareholders divided by average assets.
(2) Calculated as net income applicable to common shareholders divided by average total equity less average preferred stock.



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

     Responding to generally weak economic conditions, the Federal Reserve cut the targeted federal funds rate by .50% in 2002 and 4.75% in 2001. As a result, the current interest rate environment is at a historically low level. The bank's interest-earning assets and interest-bearing liabilities continue to originate and reprice in this lower rate environment. The yields on our average interest-earning assets were 6.03% for the three months ended March 31, 2003 compared to 7.02% for the same period in 2002. The rates on our average interest-bearing liabilities were 2.73% for the three months ended March 31, 2003 compared to 3.98% for the same period in 2002.

     Net interest income on a tax-equivalent basis increased $1,252,000 or 32% from $3,864,000 for the three months ended March 31, 2002 to $5,116,000 for the three months ended March 31, 2003. This increase was primarily a function of asset growth, a lower rate on average interest-bearing liabilities and a higher ratio of average interest-earning assets to average interest-bearing liabilities. These positive factors were partially offset by a lower yield on average interest-earning assets. Average interest-earning assets grew $124,314,000 or 28% while the yield on average interest-earning assets declined 99 basis points. Average investments grew $88,707,000 with a decrease in the average yield on such investments of 199 basis points. Average loans grew $39,636,000 with a decrease in the average yield on such loans of 49 basis points. The average rate on interest-bearing liabilities improved due mostly to the repricing of certificates of deposits in the lower rate environment, the change in deposit mix and new long-term borrowings at lower rates. The offering rates on our deposit products have been lowered in response to the interest rate environment. Despite this lower interest rate environment we had considerable success in raising non-maturity deposits that are generally less costly than time deposits. The average balance of non-maturity deposits grew $86,922,000 and was concentrated in interest checking accounts. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 113.69% for the three months ended March 31, 2002 to 114.34% for the three months ended March 31, 2003. The net interest rate spread and net interest margin improved 26 and 12 basis points, respectively.

     The following tables set forth, for the periods indicated, certain average balance sheet amounts and their corresponding earnings/expenses and rates (which have been annualized).

         AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                      ---------------------------------------------------------------------------
                                                                      2003                                     2002
                                                      -------------------------------------    ----------------------------------
                                                       AVERAGE                    AVERAGE       AVERAGE                 AVERAGE
                                                       BALANCE       INTEREST       RATE        BALANCE      INTEREST     RATE
                                                      ---------     ---------     ---------    ---------    ---------   ---------
                                                                                  (DOLLARS IN THOUSANDS)
Assets:
   Short-term investments                             $   7,224     $      21          1.18%   $  17,655    $      85        1.95%
   Interest-bearing deposits                             10,899            29          1.08%       4,497           18        1.62%
   Investment securities available
    for sale
      Taxable (1)                                       175,641         1,892          4.37%      78,620        1,215        6.27%
      Tax-exempt (1) (2)                                 11,443           211          7.48%      19,757          375        7.70%
   Investment securities held to
     maturity                                               500             6          4.87%         500            7        5.68%
                                                      ---------     ---------     ---------    ---------    ---------   ---------
      Total investment securities                       187,584         2,109          4.56%      98,877        1,597        6.55%
   Loans, net of unearned
     income (3) (4)                                     363,821         6,305          7.03%     324,185        6,010        7.52%
                                                      ---------     ---------     ---------    ---------    ---------   ---------

   Total interest-earning assets                        569,528         8,464          6.03%     445,214        7,710        7.02%
   Cash and due from banks                               21,419                                   12,471
   Allowance for loan losses                             (4,296)                                  (3,904)
   Other assets (5)                                      13,979                                    9,989
                                                      ---------                                ---------
Total assets                                          $ 600,630                                $ 463,770
                                                      =========                                =========

Liabilities, minority interest in
  subsidiaries and shareholders' equity:
   Interest checking                                  $ 145,131           547          1.53%   $  77,736          535        2.79%
   Money market deposit accounts                         20,438            90          1.79%      16,718           95        2.30%
   Savings accounts                                      60,188           248          1.67%      45,704          251        2.23%
   Time deposits                                        191,738         1,718          3.63%     201,620        2,446        4.92%
                                                      ---------     ---------     ---------    ---------    ---------   ---------
      Total interest-bearing deposits                   417,495         2,603          2.53%     341,778        3,327        3.95%
   Short-term borrowings                                 19,114            15          0.32%      16,311           31        0.77%
   Long-term borrowings                                  60,000           712          4.81%      30,000          439        5.93%
   Subordinated debt                                      1,500            18          4.87%       3,500           49        5.68%
                                                      ---------     ---------     ---------    ---------    ---------   ---------
     Total borrowings                                    80,614           745          3.75%      49,811          519        4.23%
                                                      ---------     ---------     ---------    ---------    ---------   ---------
     Total interest-bearing liabilities                 498,109         3,348          2.73%     391,589        3,846        3.98%
   Non interest-bearing deposits                         30,657                                   29,334
   Other liabilities                                      7,671                                    9,721
   Capital securities                                    25,000                                   10,000
   Shareholders' equity (6)                              39,193                                   23,126
                                                      ---------                                ---------
 Total liabilities, minority interest
    in subsidiaries and shareholders'
    equity                                            $ 600,630                                $ 463,770
                                                      =========                                =========

   Net interest income/rate spread                                  $   5,116          3.30%                $   3,864        3.04%
                                                                    =========     =========                 =========   =========

   Net interest margin (7)                                                             3.64%                                 3.52%

    Average interest-earning assets as a percentage
    of average interest-bearing liabilities              114.34%                                  113.69%

-------------------
     (1) Excludes the SFAS 115 valuation allowance on investment securities available for sale.

     (2) Interest income on tax-exempt investment securities was presented on a tax-equivalent basis. Tax-exempt yields were adjusted to a tax equivalent basis using a 34% rate.

     (3) Includes non-accrual loans of $4,961,000 and $2,690,000 on average for the three months ended March 31, 2003 and 2002, respectively.

     (4) Includes tax-exempt loans of $4,822,000 and $2,263,000 on average for the three months ended March 31, 2003 and 2002, respectively. Tax-exempt yields were adjusted to a tax-equivalent basis using a 34% rate.

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

     For the three months ended March 31, 2003, non-interest income was $281,000 or $145,000 higher than the $136,000 recorded during the same period in 2002. During the three months ended March 31, 2003, we recorded $129,000 in gains on the sale of residential mortgages held for sale compared to $13,000 during the same period in 2002. During the three months ended March 31, 2003, we recorded $15,000 in gains on the sale of AFS securities compared to $38,000 in losses during the same period in 2002.

Non-interest expense

     For the three months ended March 31, 2003, non-interest expenses were $3,030,000. This was $546,000 or 22% higher than the $2,484,000 in non-interest expenses recorded during the same period in 2002. Non-interest expenses in 2003 increased principally due to the continued growth of the company and additional costs related to the $15,000,000 in capital securities issued in September 2002.

     Salaries and benefits were $195,000 or 16% higher in the first quarter of 2003 compared to the same period in 2002. This increase was principally due to an increase in the number of employees, salary adjustments and higher health insurance costs. The number of full-time equivalent employees grew from 83 at March 31, 2002 to 93 at March 31, 2003. Data processing expenses increased $60,000 primarily due to the growth of the company, variable costs associated with item processing and account volumes, and new services. We incurred an additional $194,000 in minority interest expense related to the $15,000,000 in capital securities issued in September 2002. Other expenses consisted primarily of furniture and equipment expense, shareholder-related expenses, loan expense, Pennsylvania shares tax expense, employee travel, meals and entertainment, stationery/supplies, postage and board of directors' fees. The $92,000 or 20% increase in other expenses is primarily attributed to the growth of the company and an increase in loan collection expenses.

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

     The provision for loan losses was $70,000 for the three months ended March 31, 2003, respectively, compared to $285,000 for the same period in 2002. The amount of the loan loss provision for the three months ended March 31, 2003 was lower than the comparable period in 2002 primarily due to less loan growth during the first quarter of 2003 compared to the first quarter of 2002. Total gross loans grew $4,998,000 or 1% during the three months ended March 31, 2003 compared to $23,790,000 or 8% during same period in 2002.

     The loan loss allowance as a percentage of total loans was 1.17% and 1.21% at March 31, 2003 and 2002, respectively.

Income tax expense

     We recorded a $685,000 tax provision representing an effective tax rate of 31.3% for the three months ended March 31, 2003 compared to $283,000 or 26.1% for the same period in 2002. The effective tax rate for the three months ended March 31, 2003 was higher than the comparable period in 2002, principally due to a lower ratio of tax-exempt interest to total pre-tax income. Our statutory federal tax rate is 34%.

FINANCIAL CONDITION

     Consolidated assets decreased $12,927,000 or 2% during the three months ended March 31, 2003 to $597,045,000. Investment balances decreased $18,185,000 while net loans grew $4,916,000. Deposits decreased $14,241,000 with the most significant reduction occurring in interest checking accounts. The reduction in deposits was a result of us lowering rates in response to the overall interest rate environment.

     Shareholders' equity increased $1,799,000 from $38,436,000 at December 31, 2002 to $40,235,000 at March 31, 2003. This increase was attributable to $1,187,000 in earnings after preferred stock dividends, a $396,000 improvement in the estimated fair value of investment securities available for sale, net of tax, and $386,000 from the exercise of common stock options. These increases were partially offset by $170,000 in common stock dividends declared.

Investment securities

     Investment policies dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making the specific investment purchases within these standards. The carrying value of investment securities at March 31, 2003 totaled $184,956,000 or 31% of total assets. At March 31, 2003, approximately 54% and 7% of the investment portfolio was comprised of mortgage-backed securities and collateralized mortgage obligations, respectively, that amortize and provide monthly cash flow. Corporate bonds and municipal bonds comprised 28% and 6% of the investment portfolio, respectively. At March 31, 2003, approximately 64% of the investment portfolio was fixed rate compared to 66% at December 31, 2002.

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

     During the three months ended March 31, 2003, investments, exclusive of the SFAS 115 valuation allowance, decreased $18,786,000. Corporate bonds, exclusive of the SFAS 115 valuation allowance, decreased $19,212,000. Mortgage-backed securities, exclusive of the SFAS 115 valuation allowance, decreased $12,363,000. The decrease in mortgage-backed securities was partially offset by an increase in similar collateralized mortgage obligations of $12,131,000.

     At March 31, 2003, the AFS portfolio had an estimated market appreciation of $637,000 before tax and an equity adjustment of $420,000, net of tax. This represents a $396,000 improvement in the estimated fair value of AFS securities, net of tax, compared to December 31, 2002. The gross unrealized gain on mortgage-backed securities was $1,414,000 at March 31, 2003 while corporate bonds had a gross unrealized loss of $1,005,000.

     The majority of the unrealized losses in our corporate bond portfolio are concentrated in variable rate single issuer trust preferred securities issued by other financial institutions. Management evaluated the credit quality of these single issuer trust preferred securities prior to purchasing them and monitors them on an ongoing basis. Management believes that the credit quality of these securities is sound and that the company will ultimately be repaid. Additionally, management believes that the low interest rate environment has adversely impacted the valuation of these variable rate bonds. Management views the unrealized loss in the market value of these single issuer trust preferred securities as temporary. If, at some future date, management believes that this loss is other than temporary or that the recovery of the unrealized loss on variable rate single issuer trust preferred securities is not probable, we will recognize the loss through earnings which will reduce regulatory capital.

                              INVESTMENT PORTFOLIO

                                                                        MARCH 31, 2003
                                          ----------------------------------------------------------------------------
                                                  Held to Maturity                      Available for Sale
                                          ------------------------------               -------------------------------
                                          Amortized            Estimated              Amortized               Estimated
                                             Cost              Fair Value                Cost                 Fair Value
                                          --------              --------               --------               --------
                                                                      (In thousands)
Mortgage-backed securities                $     --              $     --               $ 98,164               $ 99,578
Collateralized mortgage obligations             --                    --                 12,131                 12,161
Municipal securities                            --                    --                 11,718                 11,921
Equity securities                               --                    --                  4,123                  4,123
Corporate bonds                                 --                    --                 52,573                 51,568
Mutual funds                                    --                    --                  5,000                  4,995
Other debt securities                          500                   500                    110                    110
                                          --------              --------               --------               --------
Total                                     $    500              $    500               $183,819               $184,456
                                          ========              ========               ========               ========

                                                                     DECEMBER 31, 2002
                                       -------------------------------------------------------------------------
                                                 Held to Maturity                       Available for Sale
                                       -------------------------------          --------------------------------
                                       Amortized           Estimated            Amortized            Estimated
                                         Cost              Fair Value             Cost               Fair Value
                                       --------             --------             --------             --------
                                                                    (In thousands)
Mortgage-backed securities             $     --             $     --             $110,527             $111,806
Municipal securities                         --                   --               11,214               11,368
Equity securities                            --                   --                3,969                3,969
Corporate bonds                              --                   --               71,785               70,388
Mutual funds                                 --                   --                5,000                5,000
Other debt securities                       500                  500                  110                  110
                                       --------             --------             --------             --------
Total                                  $    500             $    500             $202,605             $202,641
                                       ========             ========             ========             ========

Loans

     Gross loans increased $4,998,000 or 1% from $361,495,000 at December 31, 2002 to $366,493,000 at March 31, 2003. Loan growth during the first quarter of 2003 was minimal primarily due to loan pay-offs and competition for new loans. The majority of the loan portfolio is collateralized, at least in part, by real estate in the greater Delaware and Lehigh Valleys of Pennsylvania and New Jersey. Real estate values are subject to risks associated with the local economy. Loans secured by commercial properties grew $4,302,000 during the three months ended March 31, 2003.

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

     Our lending activity is focused on small to mid-sized businesses and professionals within our market area.

                                 LOAN PORTFOLIO

                                              MARCH 31, 2003                         DECEMBER 31, 2002
                                     -------------------------------          ------------------------------
                                        AMOUNT           % OF TOTAL             AMOUNT           % OF TOTAL
                                     -----------         -----------          -----------        -----------
                                                              (DOLLARS IN THOUSANDS)
Real estate-farmland                 $       189                0.05%         $       194               0.05%
Real estate-construction                  12,130                3.31%              10,574               2.92%
Real estate-residential                   29,749                8.12%              32,446               8.98%
Real estate-multifamily                   19,632                5.36%              19,350               5.35%
Real estate-commercial                   257,659               70.30%             253,357              70.09%
Commercial                                46,183               12.60%              44,387              12.28%
Consumer                                     951                0.26%               1,187               0.33%
                                     -----------         -----------          -----------        -----------
Total loans                              366,493              100.00%             361,495             100.00%
                                                         ===========                             ===========

Less:
    Deferred loan fees                    (1,695)                                  (1,668)
    Allowance for loan losses             (4,284)                                  (4,229)
                                     -----------                              -----------
Total loans, net                     $   360,514                              $   355,598
                                     ===========                              ===========


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

     To comply with industry reporting requirements, management allocated the allowance for loan losses by loan categories in the table below.

                       ALLOWANCE FOR LOAN LOSS ALLOCATION


                                     MARCH 31, 2003             DECEMBER 31, 2002              MARCH 31, 2002
                                -----------------------      -----------------------      -----------------------
                                             % LOANS TO                   % LOANS TO                   % LOANS TO
                                AMOUNT      TOTAL LOANS      AMOUNT      TOTAL LOANS      AMOUNT      TOTAL LOANS
                                ------      -----------      ------      -----------      ------      -----------
                                                             (DOLLARS IN THOUSANDS)
Balance at end of period
   applicable to:
Real estate-farmland            $    1          0.05%        $    1          0.05%        $    2          0.06%
Real estate-construction           103          3.31%            89          2.92%            74          2.52%
Real estate-residential            306          8.12%           335          8.98%           275          9.29%
Real estate-multifamily            171          5.36%           169          5.35%           121          5.33%
Real estate-commercial           2,556         70.30%         2,580         70.09%         2,551         68.63%
Commercial                       1,137         12.62%         1,043         12.28%         1,069         13.87%
Consumer                            10          0.24%            12          0.33%            10          0.30%
                                ------        ------         ------        ------         ------        ------
Total                           $4,284        100.00%        $4,229        100.00%        $4,102        100.00%
                                ======        ======         ======        ======         ======        ======


     At March 31, 2003, the allowance for loan losses totaled $4,284,000 or 1.17% of total loans compared to 1.17% and 1.21% at December 31, 2002 and March 31, 2002, respectively.

     The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated. The bank's loan portfolio is relatively immature given its recent growth rates. Therefore, current charge-off and non-performing asset trends may not be indicative of future performance.

                            ALLOWANCE FOR LOAN LOSSES

                                          FOR THE THREE        FOR THE         FOR THE THREE
                                           MONTHS ENDED      YEAR ENDED         MONTHS ENDED
                                          MARCH 31, 2003  DECEMBER 31, 2002    MARCH 31, 2002
                                          --------------  -----------------    --------------
                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period               $  4,229         $  3,817            $  3,817

Charge-offs
   Real estate-commercial                          --              295                  --
   Commercial                                      15              163                  --
                                             --------         --------            --------
Total charge-offs                                  15              458                  --

Recoveries                                         --               --                  --
                                             --------         --------            --------
Net charge-offs                                    15              458                  --
Provision for loan losses                          70              870                 285
                                             --------         --------            --------
Balance at end of period                     $  4,284         $  4,229            $  4,102
                                             ========         ========            ========

Total gross loans:
Average                                      $365,554         $348,169            $325,803
End of period                                $366,493         $361,495            $339,856

Ratios:
Net charge-offs to:
   Average loans                                   --             0.13%                 --
   Loans at end of period                          --             0.13%                 --
   Allowance for loan losses                     0.35%           10.83%                 --
   Provision for loan losses                    21.43%           52.64%                 --

Allowance for loan losses to:
   Total gross loans at end of period            1.17%            1.17%               1.21%
   Non-performing loans                         85.85%           87.21%             156.03%

Non-performing assets

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. Non-performing assets represented .84% and .79% of total assets at March 31, 2003 and December 31, 2002, respectively. Non-accrual and impaired loans were one and the same at March 31, 2003 and December 31, 2002.

                              NON-PERFORMING ASSETS

                                                      MARCH 31,        DECEMBER 31,
                                                        2003              2002
                                                      ---------         ---------
                                                         (DOLLARS IN THOUSANDS)
Loans past due 90 days or more and accruing           $      --         $      --
Non-accrual loans                                         4,990             4,849
Other real estate owned                                      --                --
                                                      ---------         ---------
       Total non-performing assets                    $   4,990         $   4,849
                                                      =========         =========

Ratio of non-performing loans to total loans               1.36%             1.34%

Ratio of non-performing assets to total assets             0.84%             0.79%


     At March 31, 2003, seven unrelated borrowers with an aggregate loan balance of $4,990,000 were classified as non-accrual with two of these borrowers comprising most of the balance with loans of $2,360,000 and $1,511,000, respectively. These two borrowers also comprised the majority of the non-accrual loan balance at December 31, 2002.

     During April 2003, approximately $2,188,000 of non-accrual loans were repaid including $1,676,000 on the $2,360,000 credit mentioned above. Disposition of the $1,511,000 credit has been delayed because the borrower filed for bankruptcy. In April 2003, $232,000 in non-accruing loans were transferred to other real estate owned.

     The average balance of non-accrual loans was $4,961,000 for the three months ended March 31, 2003. No interest income was recognized on non-accrual/impaired loans during either the three months ended March 31, 2003 or 2002. Total interest income that would have been recognized on non-accrual loans was $114,000 and $62,000 for the three months ended March 31, 2003 and 2002, respectively.

Loans held for sale

     Residential mortgages generated at the retail level are generally sold within 30 days of their settlement pursuant to pre-existing commitments. At March 31, 2003, loans held for sale totaled $1,910,000 compared to $1,928,000 at December 31, 2002. The fluctuation in balances relates to the timing of the loan originations versus their sale. We sold $5,788,000 and $2,038,000 of residential mortgages during the three months ended March 31, 2003 and 2002, respectively. Residential mortgage originations and sales are significantly influenced by the interest rate environment.

Deferred taxes

     Deferred taxes decreased $205,000 from $1,522,000 at December 31, 2002 to $1,317,000 at March 31, 2003. This decrease relates to the increase in the estimated fair value of investment securities available for sale.

Other assets

     The $1,306,000 increase in other assets from $1,780,000 at December 31, 2002 to $3,086,000 at March 31, 2003 was primarily due to a $591,000 increase in the principal receivable on delay-payment type mortgage-backed securities and $231,000 in capitalized costs related to our pending acquisition by Fulton Financial Corporation. In addition, we recorded a $247,000 receivable from our insurance company to cover losses related to fraudulent activity in a depositor's account. These insurance proceeds were received in April 2003. The remaining $237,000 increase in other assets primarily relates to an increase in prepaid operating expenses.

Deposits

     We are largely dependent upon our base of competitively priced core deposits to provide a stable source of funding. The bank has retained and grown its customer base since inception through a combination of price, quality service, customer confidence, convenience, a stable and experienced staff and through expansion of our network of branches.

     Total average deposits increased $77,040,000 or 21% from $371,112,000 for the three months ended March 31, 2002 to $448,152,000 for the three months ended March 31, 2003. Our Golden Checking product was the primary source of growth in average deposits.

     During 2001 and, continuing to date, the returns of the domestic equity markets were weak and volatile as the U.S. economy was generally sluggish. As a result, the environment for deposit acquisition for financial institutions improved as investors sought the relative safety of FDIC insured deposits, despite a low interest rate environment. We plan to continue to grow deposits through promotions, business development programs, maturation of existing branches and branch expansion. We opened our eighth Pennsylvania branch in Abington, Montgomery County on May 12, 2003.

     Core deposits, which exclude time deposits of $100,000 and greater, decreased $23,248,000 or 6% during the three months ended March 31, 2003 to $385,977,000. This decrease was concentrated in the Golden Checking product, which is an interest-bearing checking account. Golden Checking accounts decreased $22,294,000 during the three months ended March 31, 2003 as a result of lowered pricing. Through September 30, 2002, the bank maintained the rate payable on Golden Checking accounts at an annual percentage yield of 3.05%. However, as prevailing market rates continued to decline, the bank lowered the interest rate offered on this product, as well as on most deposit products through March 31, 2003. Interest checking accounts at March 31, 2003 were $134,443,000 or 30% of total deposits compared to $157,691,000 or 35% of total deposits at December 31, 2002. Total time deposits at March 31, 2003 were $194,175,000 or 44% of total deposits compared to $189,115,000 or 41% of total deposits at December 31, 2002. Approximately $106,804,000 of time deposits will mature after one year. Total deposits decreased $14,241,000 or 3% during the three months ended March 31, 2003 to $442,245,000.

                        DEPOSITS BY MAJOR CLASSIFICATION


                                                 MARCH 31, 2003                                   DECEMBER 31, 2002
                                  ---------------------------------------------      --------------------------------------------
                                   WEIGHTED                                           WEIGHTED
                                    AVERAGE                                           AVERAGE
                                   INTEREST                             % OF          INTEREST                            % OF
                                     RATE             AMOUNT           TOTAL            RATE            AMOUNT           TOTAL
                                  -----------      -----------      -----------      -----------      -----------     -----------
                                                                        (DOLLARS IN THOUSANDS)
Interest checking                        1.45%     $   134,443            30.40%            1.68%     $   157,691           34.54%
Money market                             1.69%          22,261             5.03%            1.97%          18,611            4.08%
Savings                                  1.58%          60,127            13.60%            1.84%          58,182           12.75%
Time                                     3.58%         194,175            43.91%            3.69%         189,115           41.43%
                                  -----------      -----------      -----------      -----------      -----------     -----------
   Total interest-bearing
     deposits                            2.49%         411,006            92.94%            2.61%         423,599           92.80%
                                  ===========                                        ===========
Non interest-bearing deposits                           31,239             7.06%                           32,887            7.20%
                                                   -----------      -----------                       -----------     -----------
Total deposits                                     $   442,245           100.00%                      $   456,486          100.00%
                                                   ===========      ===========                       ===========     ===========

Borrowings

     Borrowings totaled $79,997,000 at March 31, 2003 compared to $80,067,000 at December 31, 2002.

     Borrowings included customer repurchase agreements of $19,997,000 and $20,067,000 at March 31, 2003 and December 31, 2002, respectively. Under customer repurchase agreements, depositors agree to lend excess demand deposits to us overnight at rates below the federal funds rate. The balance in customer repurchase agreements will therefore fluctuate daily based on the level of available funds in depositor accounts. These overnight borrowings from customers are collateralized by certain investment securities controlled by the bank.

     Borrowings also included $60,000,000 in long-term advances from the FHLB at both March 31, 2003 and December 31, 2002. $30,000,000 of the total long-term FHLB borrowings is fixed rate and matures in 2008. The remaining $30,000,000 is convertible debt that may change from a fixed rate to a variable rate depending on the LIBOR index. This convertible debt matures in 2012. Borrowings from the FHLB are secured by a blanket lien against all of the bank's assets.

     The weighted average interest rate on borrowings was 3.64% and 3.62% at March 31, 2003 and December 31, 2002, respectively.

Other liabilities

     Other liabilities decreased $367,000 from $5,774,000 at December 31, 2002 to $5,407,000 at March 31, 2003. This decrease relates principally to a $298,000 decrease in accrued compensation costs, a $159,000 decrease in the fair value balance of derivatives related to our IPCD product, and a $246,000 decrease in expenses payable on our capital securities. In addition accrued expenses and other operating accounts used in the normal course of business decreased $222,000 in the aggregate. These decreases were partially offset by a $558,000 increase in federal income taxes payable.

CAPITAL ADEQUACY

     Capital is fundamental to support our continued growth. In addition, PBI and Premier Bank are subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier 1 capital (shareholders' equity plus the allowable portion of the minority interest in equity of subsidiaries, minus unrealized gains or plus unrealized losses on available for sale securities, and minus certain intangible assets), Tier 2 capital (which includes a portion of the allowance for loan losses, minority interest in equity of subsidiaries and subordinated debt), and total capital (Tier 1 plus Tier 2). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet financial instruments, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier 1 leverage ratio standards that measure the ratio of Tier 1 capital to total average quarterly assets.

     During 2002, we completed two capital raising initiatives that together netted $27,345,000. On September 26, 2002, we issued $15,000,000 of variable rate capital securities due November 30, 2032 through our Delaware subsidiary, Premier Capital Trust II. Proceeds from the capital securities provide PBI with Tier 1 and Tier 2 capital as determined by regulatory capital guidelines. On June 19, 2002, we completed our public offering of 552,000 shares of Series A 9.25% Non-Cumulative Perpetual Preferred Stock at $25.00 per share. The net proceeds from this offering totaled $12,345,000. The Series A Preferred stock qualifies as Tier 1 capital. As part of our announced acquisition by Fulton Financial Corporation, all outstanding shares of PBI preferred stock are expected to be redeemed as of or before the closing date of the transaction.

     The tables below depict our capital components and ratios along with the "adequately" and "well" capitalized criteria as defined by FDIC regulations. At March 31, 2003, management believes that PBI is "well capitalized" and in compliance with all regulatory capital requirements.

                               CAPITAL COMPONENTS

                                                                       MARCH 31,       DECEMBER 31,
                                                                          2003             2002
                                                                       ---------        ---------
                                                                            (IN THOUSANDS)
Tier 1
Shareholders' equity                                                   $  40,235        $  38,436
Allowable portion of minority interest in equity of subsidiaries          10,000           10,000
Net unrealized gain on investment securities available for sale             (420)             (24)
                                                                       ---------        ---------
Total Tier 1 Capital                                                   $  49,815        $  48,412
                                                                       =========        =========

Tier 2
Allowable portion of minority interest in equity of subsidiaries       $  15,000        $  15,000
Allowable portion of the allowance for loan losses                         4,284            4,229
Allowable portion of subordinated debt                                     1,500            1,500
                                                                       ---------        ---------
Total Tier 2 Capital                                                   $  20,784        $  20,729
                                                                       =========        =========

Total capital                                                          $  70,599        $  69,141

Risk-weighted assets                                                   $ 452,984        $ 461,376


                                 CAPITAL RATIOS

                                                                                            "ADEQUATELY         "WELL
                                                         MARCH 31,       DECEMBER 31,       CAPITALIZED"     CAPITALIZED"
                                                           2003             2002               RATIOS           RATIOS
                                                           ----             ----               ------           ------
Total risk-based capital/risk-weighted assets             15.59%            14.99%             8.00%            10.00%
Tier 1 capital/risk-weighted assets                       11.00%            10.49%             4.00%             6.00%
Tier 1 capital/average assets (leverage ratio)             8.28%             8.05%             4.00%             5.00%

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

     A positive gap results when the amount of interest rate-sensitive assets exceeds interest rate-sensitive liabilities repricing within the relevant time period and, generally means that the institution will benefit during periods of rising interest rates. A negative gap results when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets repricing within the relevant time period and, generally means that the institution will benefit during periods of falling interest rates. As depicted in the table below, we have a cumulative positive gap at all time intervals.


                                        WITHIN       4 TO 6       7 MONTHS       1 TO 3       3 TO 5       AFTER
March 31, 2003                         3 months      months       to 1 year      years         years      5 years        Total
                                       --------    ---------     ---------     ---------     --------    ---------     --------
                                                                         (DOLLARS IN THOUSANDS)

Assets
   Short-term investments              $  9,544    $      --     $      --     $      --     $     --    $      --     $  9,544
   Interest-bearing deposits              6,017           --            --            --           --           --        6,017
   Investment securities                 75,992        5,900        15,333        31,581       13,416       42,734      184,956
   Loans, net of deferred fees           60,544       14,808        28,010       102,748      147,744       10,944      364,798
                                       --------    ---------     ---------     ---------     --------    ---------     --------
Total interest rate-sensitive assets   $152,097    $  20,708     $  43,343     $ 134,329     $161,160    $  53,678     $565,315
                                       ========    =========     =========     =========     ========    =========     ========
Total cumulative assets                $152,097    $ 172,805     $ 216,148     $ 350,477     $511,637    $ 565,315
                                       ========    =========     =========     =========     ========    =========

Liabilities
   Interest checking, money market
     and savings accounts              $  6,505    $   6,505     $  13,011     $ 130,110     $ 43,370    $  17,330     $216,831
   Time deposits                         35,069       17,641        34,659        68,606       38,085          115      194,175
   Short-term borrowings                 19,997           --            --            --           --           --       19,997
   Long-term borrowings                      --           --            --            --           --       60,000       60,000
   Subordinated debt                         --           --         1,500            --           --           --        1,500
                                       --------    ---------     ---------     ---------     --------    ---------     --------
Total interest rate-sensitive
  liabilities                          $ 61,571    $  24,146     $  49,170     $ 198,716     $ 81,455    $  77,445     $492,503
                                       ========    =========     =========     =========     ========    =========     ========
Total cumulative liabilities           $ 61,571    $  85,717     $ 134,887     $ 333,603     $415,058    $ 492,503
                                       ========    =========     =========     =========     ========    =========

Gap during period                      $ 90,526    $  (3,438)    $  (5,827)    $ (64,387)    $ 79,705    $ (23,767)    $ 72,812
                                       ========    =========     =========     =========     ========    =========     ========

Cumulative gap                         $ 90,526    $  87,088     $  81,261     $  16,874     $ 96,579    $  72,812
                                       ========    =========     =========     =========     ========    =========

Cumulative gap as a percentage of:
Interest-earning assets                  16.01%       15.41%        14.37%         2.98%       17.08%       12.88%
Total assets                             15.16%       14.59%        13.61%         2.83%       16.18%       12.20%


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

     The table below summarizes estimated changes in net interest income over a 12-month period beginning April 1, 2003, under alternate interest rate scenarios using the consulting model described above.


                                      NET INTEREST
CHANGE IN INTEREST RATES                 INCOME            DOLLAR CHANGE          PERCENT CHANGE
------------------------                 ------            -------------          --------------

                                                      (DOLLARS IN THOUSANDS)
+200 Basis Points                        $18,622            $   119                    0.64%
+100 Basis Points                         18,662                159                    0.86%
Flat Rate                                 18,503                 --                      --
-100 Basis Points                         18,046               (457)                  (2.47)%
-200 Basis Points                         17,740               (763)                  (4.12)%


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

     During the three months ended March 31, 2003, cash and cash equivalents decreased $452,000. Operating and investing activities provided cash and cash equivalents of $699,000 and $13,220,000, respectively, while financing activities used $14,371,000. The cash provided by investing activities was primarily from sales and repayment of AFS securities that together generated $50,280,000. This cash was used to finance investment purchases of $31,757,000 and loan growth of $5,014,000. Deposit balances decreased $14,241,000.

     During the three months ended March 31, 2002, cash and cash equivalents increased $13,634,000. Operating and financing activities provided cash and cash equivalents of $1,254,000 and $35,840,000, respectively, while investing activities used $23,460,000. The cash provided by financing activities was primarily from increases in deposits and borrowings of $32,962,000 and $2,628,000, respectively. Other significant sources of cash included principal repayments on loans and mortgage-backed securities and sales/calls of investment securities. Together, this cash was used to finance loan growth of $23,790,000.

     We monitor our liquidity position on a daily basis. We use overnight federal funds and interest-bearing deposits in other banks to absorb daily excess liquidity. Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs. Federal funds are sold or purchased through a correspondent bank, which diversifies the holdings to an approved group of commercial banks throughout the country. If we require funds beyond our ability to generate them internally, additional sources of funds are available through use of a $6,000,000 unsecured federal funds line of credit with a correspondent bank, and a $165,531,000 borrowing limit at the FHLB. We could also sell or reverse repurchase investment securities. At March 31, 2003, we had available borrowing capacity of $94,231,000 and $6,000,000 with the FHLB and our correspondent bank, respectively.

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

     The notional amount of derivative contracts was $16,601,000 and $16,575,000 at March 31, 2003 and December 31, 2002, respectively. The fair value of derivatives is included in "Other liabilities" and approximated $2,448,000 and $2,608,000 at March 31, 2003 and December 31, 2002, respectively. During the three months ended March 31, 2003 approximately $28,000 was recorded in other expense for net changes in the fair value of derivatives compared to $19,000 in other income for the same period in 2002. The fair value adjustments are due to changes in prevailing interest rates and the resulting valuations of future payments due the FHLB.

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

     The provisions of this Statement related to the rescission of Statement 4 must be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. There was no impact on earnings, financial condition, or equity upon adoption of Statement No. 145.

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

     The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact on earnings, financial condition, or equity upon adoption of Statement No. 146.

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

     With some exceptions, the requirements of Statement No. 147 were effective October 1, 2002. The adoption of this Statement did not have an impact on our earnings, financial condition, or equity.

Stock-Based Compensation

      In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement was effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure was effective for periods beginning after December 15, 2002. This Statement announces that "in the near future, the

Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation". We have not changed to the fair value method of accounting for stock-based employee compensation. We continue to apply the provisions of APB Opinion No. 30, as permitted by Statement No. 123, and provide pro-forma net income and pro-forma earnings per share disclosures for stock option grants made in 1995 and subsequent years as if the fair value method had been applied.

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

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     At March 31, 2003, there were no known material legal proceedings pending against PBI, its subsidiaries or its property. In addition, no material proceedings are known to be contemplated by government authorities against PBI, its subsidiaries or its property.

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

        11 Statement re: Computation of Earnings per share. (Included at Note 6 herein.)

        99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

        99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

        PBI's announced definitive agreement to be acquired by Fulton Financial Corporation based in Lancaster, Pennsylvania was filed on Form 8-K with the SEC on January 21, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Premier Bancorp, Inc.
                                       Registrant

DATE                                   SIGNATURE

May 14, 2003                           /s/ John C. Soffronoff
                                       ----------------------
                                       John C. Soffronoff
                                       President, Chief Executive Officer
                                       (Principal Executive Officer)

May 14, 2003                           /s/ Bruce E. Sickel
                                       -------------------
                                       Bruce E. Sickel
                                       Chief Financial Officer
                                       (Principal Financial Officer)

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

Date:    May 14, 2003                 By: /s/ John C. Soffronoff
                                          --------------------------------------
                                          John C. Soffronoff
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

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

Date:    May 14, 2003                 By: /s/ Bruce E. Sickel
                                          --------------------------------------
                                          Bruce E. Sickel
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                INDEX OF EXHIBITS

                                                                                        Page
                                                                                        ----
2.1     Agreement and Plan of Merger. (Incorporated by reference to PBI's Form           *
        8-K filed with the SEC on January 21, 2003.)

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

99.1    Certification of Principal Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002, filed herewith.                               Exhibit 99.1, p. 1 of 1

99.2    Certification of Principal Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002, filed herewith.                               Exhibit 99.2, p. 1 of 1


*   Incorporated by reference.